Form 10-Q
period 2017-09-30
Industrea Acquisition Corp.
filed 2017-11-13
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INDUSTREA ACQUISITION CORP.

Form 10-Q

For the Period from April 7, 2017 (date of inception) through September 30, 2017

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheet as of September 30, 2017	F-1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2017 and for the period from April 7, 2017 (date of inception) to September 30, 2017	F-2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from April 7, 2017 (date of inception) to September 30, 2017	F-3

	Unaudited Condensed Statement of Cash Flows for the period from April 7, 2017 (date of inception) to September 30, 2017	F-4

	Notes to Unaudited Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INDUSTREA ACQUISITION CORP.

CONDENSED BALANCE SHEET

As of September 30, 2017

(Unaudited)

Assets
Current assets
Cash	$986,471
Prepaid expenses	234,456
Total current assets	1,220,927
Cash and marketable securities held in Trust Account	235,035,755
Total assets	$236,256,682

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$104,651
Accrued expenses - related parties	66,751
Income tax payable	51,226
Total current liabilities	222,628
Deferred underwriting commissions	8,050,000
Total liabilities	8,272,628

Commitments
Class A common stock, $0.0001 par value; 21,861,181 shares subject to possible redemption (at redemption value of approximately $10.20 per share)	222,984,046

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,138,819 shares issued and outstanding (excluding 21,861,181 shares subject to possible redemption)	114
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	4,855,755
Retained earnings	143,564
Total stockholders' equity	5,000,008
Total Liabilities and Stockholders' Equity	$236,256,682

(1) This number included up to 750,000 shares subject to forfeiture if the over -allotment was not exercised in full or in part by the underwriters. On August 1, 2017, to the underwriters fully exercised their over-allotment option. As a result, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the period from April 7, 2017
	For the three months ended	(date of inception) through
	September 30, 2017	September 30, 2017

Formation and operating costs	$195,091	$195,965
State franchise taxes	45,000	45,000
Loss from operations	(240,091)	(240,965)
Interest income	435,755	435,755
Income before income tax expense	195,664	194,790
Income tax expense	(51,226)	(51,226)
Net income	$144,438	$143,564

Weighted average shares outstanding (1)
Basic	6,514,940	6,161,547
Diluted	21,000,000	13,954,678

Net earnings per share
Basic	$0.02	$0.02
Diluted	$0.01	$0.01

(1) This number excludes an aggregate of up to 21,861,181 shares of Class A common stock subject to possible redemption at September 30, 2017.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from April 7, 2017 (Date of Inception) through September 30, 2017

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - April 7, 2017 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, net of offering costs	23,000,000	2,300		-	216,713,190	-	216,715,490
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	11,100,000	-	11,100,000
Common stock subject to possible redemption	(21,861,181)	(2,186)	-	-	(222,981,860)	-	(222,984,046)
Net income	-	-	-	-	-	143,564	143,564
Balance - September 30, 2017	1,138,819	$114	5,750,000	$575	$4,855,755	$143,564	$5,000,008

INDUSTREA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
For the period from April 7, 2017 (date of inception) through September 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$143,564
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(435,755)
Changes in operating assets and liabilities:
Prepaid expenses	(234,456)
Accounts payable	89,651
Accrued expenses - related parties	66,751
Income tax payable	51,226
Net cash used in operating activities	(319,019)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(234,600,000)
Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received under loan from related parties	224,403
Repayment of loan from related parties	(224,403)
Proceeds received from initial public offering, net of offering costs	224,780,490
Proceeds received from private placement	11,100,000
Net cash provided by financing activities	235,905,490

Net increase in cash	986,471

Cash - beginning of the period	-
Cash - ending of the period	$986,471

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$15,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Value of Class A ordinary shares subject to possible redemption	$222,984,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of September 30, 2017, the Company had not commenced any operations. All activity for the period from April 7, 2017 (date of inception) through September 30, 2017 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 26, 2017. On August 1, 2017, the Company consummated its initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230 million and incurring offering costs of approximately $13.3 million, inclusive of $8.05 million in deferred underwriting commissions (Note 6).

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

At September 30, 2017, the Company had approximately $986,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of September 30, 2017, the Company had approximately $986,000 in its operating bank account, approximately $436,000 of interest available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and working capital of approximately $1 million.

Through September 30, 2017, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $224,403 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust resulted. The Company repaid the loans from the Sponsor in full on August 1, 2017.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of the consummation of a Business Combination or August 1, 2019. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2017 and for the period from April 7, 2017 (date of inception) through September 30, 2017 are not necessarily indicative of the results that may be expected through December 31, 2017.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering and totaled approximately $13.3 million, inclusive of $8.05 million in deferred underwriting commissions. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2017, 21,861,181 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. An aggregate of 21,861,181 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 11,100,000 shares of the Company’s class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 7, 2017 (date of inception) to September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,100,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $11.1 million in the aggregate in a Private Placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On April 10, 2017, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In April and May 2017, the Sponsor transferred 28,750 Founder Shares to each of the Company’s independent director nominees at their original purchase price. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 1, 2017, to the underwriters fully exercised their over-allotment option. As a result, 750,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

Prior to the consummation of the Initial Public Offering, the Sponsor loaned the Company an aggregate of $224,403 to cover expenses related to such offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing. The Company fully repaid the Note on August 1, 2017.

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

The Company recognized an aggregate of approximately $67,000 in accrued expenses owed to related parties related to these agreements on the accompanying condensed balance sheet as of September 30, 2017.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Commitments & Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from July 26, 2017 to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised this over-allotment in full concurrently with the closing of the Initial Public Offering.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8.05 million in the aggregate of deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2017, there were 23,000,000 shares of Class A common stock issued and outstanding, including 21,861,181 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2017, there were 5,750,000 shares of Class B common stock outstanding.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,035,755

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

We consummated our initial public offering (“Initial Public Offering”) on August 1, 2017.

Results of Operations

Our entire activity since inception up to September 30, 2017 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2017, we had net income of approximately $144,000, which consisted of approximately $436,000 in interest income, offset by approximately $240,000 in general and administrative costs and approximately $51,000 in income tax expense.

For the period from April 7, 2017 (date of inception) through September 30, 2017, we had net income of approximately $144,000, which consisted of approximately $436,000 in interest income, offset by approximately $241,000 in general and administrative costs and approximately $51,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2017, we had approximately $986,000 in cash and marketable securities, approximately $436,000 of interest available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and working capital of approximately $1 million.

Through September 30, 2017, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $224,403 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account. We repaid such loans from the Sponsor in full on August 1, 2017.

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

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or August 1, 2019. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Related Party Loans

On August 1, 2017, we repaid in full an aggregate of $224,403 loaned to us by the Sponsor to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2017, we consummated the Initial Public Offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $230 million and incurring offering costs of approximately $13.2 million, inclusive of $8.05 million in deferred underwriting commissions.

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

Date: November 13, 2017

