Form 10-Q
period 2018-03-31
Industrea Acquisition Corp.
filed 2018-05-15
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INDUSTREA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDUSTREA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$1,955,872	$828,555
Prepaid expenses	300,524	272,165
Total current assets	2,256,396	1,100,720
Cash and marketable securities held in Trust Account	235,913,372	235,195,034
Total assets	$238,169,768	$236,295,754

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,109,244	$205,249
Accrued expenses	10,000	425,181
Accrued expenses - related parties	92,500	92,500
Income tax payable	172,365	-
Franchise tax payable	45,000	-
Total current liabilities	2,429,109	722,930
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	10,479,109	8,772,930

Commitments
Class A common stock, $0.0001 par value; 21,832,417 and 21,815,963 shares subject to possible redemption (at $10.20 per share) at March 31, 2018 and December 31, 2017, respectively	222,690,653	222,522,823

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,167,583 and 1,184,037 shares issued and outstanding (excluding 21,832,417 and 21,815,963 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	117	118
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	575	575
Additional paid-in capital	5,149,145	5,316,974
Accumulated deficit	(149,831)	(317,666)
Total stockholders' equity	5,000,006	5,000,001
Total Liabilities and Stockholders' Equity	$238,169,768	$236,295,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended
March 31, 2018

General and administrative costs	$480,585
Franchise tax expense	45,037
Loss from operations	(525,622)
Investment income on Trust Account	865,822
Income before income tax expense	340,200
Income tax expense	172,365
Net income	$167,835

Weighted average shares outstanding
Basic (1)	6,933,854
Diluted	28,750,000
Net income per common share
Basic	$0.02
Diluted	$0.01

(1)	This number excludes an aggregate of 21,832,417 shares subject to possible redemption at March 31, 2018

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2018

Cash Flows from Operating Activities:
Net income	$167,835
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on investments and marketable securities held in Trust Account	(865,822)
Changes in operating assets and liabilities:
Prepaid expenses	(28,359)
Accounts payable	1,903,995
Accrued expenses	(415,181)
Income tax payable	172,365
Franchise tax payable	45,000
Net cash provided by operating activities	979,833

Cash Flows from Investing Activities
Interest released from Trust Account	147,484
Net cash provided by investing activities	147,484

Net increase in cash	1,127,317

Cash - beginning of the period	828,555
Cash - end of the period	$1,955,872

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$167,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Industrea Acquisition Corp. (the “Company”) was incorporated in Delaware on April 7, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on manufacturing and service companies in the industrial sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of March 31, 2018, the Company had not commenced any operations. All activity for the period from April 7, 2017 (date of inception) through March 31, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below), and search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and Private Placement, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “public stockholders”) of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment. If the Company is unable to complete a Business Combination by August 1, 2019, which is 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of March 31, 2018, the Company had approximately $2.0 million in its operating bank account, approximately $1.3 million of interest income available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $173,000.

Through March 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $224,403 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loans from the Sponsor in full on August 1, 2017.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering, which totaled approximately $13.3 million, inclusive of $8.05 million in deferred underwriting commissions. Offering costs were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, respectively, 21,832,417 and 21,815,963 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. An aggregate of 21,832,417 shares of Class A common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income per common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 11,100,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 5 — Related Party Transactions

Founder Shares

On April 10, 2017, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”), for an aggregate price of $25,000. In April and May 2017, the Sponsor transferred 28,750 Founder Shares to each of the Company’s independent director nominees at their original purchase price. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 1, 2017, to the underwriters fully exercised their over-allotment option. As a result, 750,000 Founder Shares were no longer subject to forfeiture.

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

Administrative Support Agreement and Officer and Director Compensation

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation.

In addition, the Company has agreed to pay each of the five independent directors $50,000 per year commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation.

The Company recognized an aggregate of $92,500 in expenses incurred in connection with the aforementioned arrangements with the related parties on the accompanying Statements of Operations for the three months ended March 31, 2018.

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

Reimbursement Agreement

In February 2018, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential Business Combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse the Company for fees incurred, in connection with the transaction, from December 19, 2017 and through the date of termination. During the first quarter of 2018, the Company received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. Any remaining unreimbursed expenses will be financed with Company proceeds held outside of the Trust Account or with a working capital loan from the Sponsor. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying Condensed Statement of Operations.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2018 and December 31, 2017, there were 23,000,000 shares of Class A common stock issued and outstanding, including 21,832,417 and 21,815,963 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2018 and December 31, 2017, there were 5,750,000 shares of Class B common stock outstanding.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,913,372

December 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,195,034

Approximately $4,200 and $15,600 of the balance in the Trust Account was held in cash as of March 31, 2018 and December 31, 2017, respectively.

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

Overview

We are a blank check company incorporated on April 7, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Although we are not limited to a particular industry or sector for purposes of consummating an initial business combination, we intend to focus on manufacturing and service companies in the industrial sector. Our sponsor is Industrea Alexandria LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering was declared effective on July 26, 2017. On August 1, 2017, we consummated the initial public offering (the “initial public offering”) of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $230 million. Each unit consists of one share of Class A common stock and one public warrant. Each public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. We incurred offering costs of $13.3 million, inclusive of $8.05 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement (the “private placement”) of 11,100,000 private placement warrants (“private placement warrants”) at a price of $1.00 per private placement warrant with our Sponsor generating gross proceeds of approximately $11.1 million. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

On August 22, 2017, the Sponsor sold 55,500 private placement warrants at their original purchase price to each of the Company’s five independent directors, or an aggregate of 277,500 private placement warrants for $277,500.

Prior to the consummation of the initial public offering, on April 10, 2017, the Sponsor purchased 5,750,000 shares of Class B common stock, par value $0.0001 per share (the “founder shares”), for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of our five independent director nominees at their original purchase price.

Upon the closing of the initial public offering and private placement, $234.6 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The funds in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the trust account.

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

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2018, we had approximately $2.0 million in cash and marketable securities, approximately $1.3 million of interest income available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $173,000.

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $224,403 in loans from the Sponsor, and the proceeds from the consummation of the private placement not held in trust account. We repaid such loans from the Sponsor in full on August 1, 2017.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the initial public offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or one year after this filing. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In February 2018, we entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential business combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse us for fees incurred, in connection with the transaction, from December 19, 2017 and through the date of termination. During the first quarter of 2018, we received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. Any remaining unreimbursed expenses will be financed with Company proceeds held outside of the trust account or with a working capital loan from the Sponsor. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying Statement of Operations.

Critical Accounting Policy

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, 21,832,417 and 21,815,963 shares of Class A common stock subject to possible redemption respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Results of Operations

Our entire activity since inception up to July 26, 2017 was in preparation for our initial public offering, and since the offering, our activity has been limited to the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2018, we had net income of approximately $168,000, which consisted of approximately $866,000 in interest income, offset by approximately $526,000 in general and administrative costs and approximately $172,000 of income taxes..

Related Party Transactions

Founder Shares

On April 10, 2017, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of our five independent director nominees at their original purchase price. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination and are subject to certain transfer restrictions. Holders of founder shares may also elect to convert their founder shares into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 750,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 1, 2017, the underwriters fully exercised their over-allotment option. As a result, 750,000 founder shares were no longer subject to forfeiture.

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

Private Placement

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 11,100,000 private placement warrants at $1.00 per private placement warrant, generating gross proceeds of $11.1 million in the aggregate in a private placement. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. If we do not complete a business combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Administrative Support Agreement and Officer and Director Compensation

We have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, commencing on July 27, 2017 through the earlier of our consummation of an initial business combination or our liquidation.

In addition, we have agreed to pay each of the five independent directors $50,000 per year commencing July 26, 2017 through the earlier of our consummation of a business combination or liquidation.

We recognized an aggregate of $92,500 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three months ended March 31, 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018 and December 31, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On April 10, 2017, we issued an aggregate of 5,750,000 founder shares to our Sponsor for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Date: May 15, 2018

