Form 10-Q
period 2018-06-30
Industrea Acquisition Corp.
filed 2018-08-13
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of August 13, 2018, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INDUSTREA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2018

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2018 and for the period from April 7, 2017 (date of inception) through June 30, 2017	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2018 and for the period from April 7, 2017 (date of inception) through June 30, 2017	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDUSTREA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$829,738	$828,555
Prepaid expenses	232,429	272,165
Total current assets	1,062,167	1,100,720
Cash and marketable securities held in Trust Account	236,743,331	235,195,034
Total assets	$237,805,498	$236,295,754

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$98,536	$205,249
Accrued expenses	1,055,373	425,181
Accrued expenses - related parties	92,500	92,500
Due to related parties	21,578	-
Income tax payable	396,707	-
Franchise tax payable	45,000	-
Total current liabilities	1,709,694	722,930
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	9,759,694	8,772,930

Commitments
Class A common stock, $0.0001 par value; 21,867,235 and 21,815,963 shares subject to possible redemption (at $10.20 per share) at June 30, 2018 and December 31, 2017, respectively	223,045,797	222,522,823

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,132,765 and 1,184,037 shares issued and outstanding (excluding 21,867,235 and 21,815,963 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	113	118
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	575	575
Additional paid-in capital	4,794,005	5,316,974
Retained earnings (accumulated deficit)	205,314	(317,666)
Total stockholders' equity	5,000,007	5,000,001
Total Liabilities and Stockholders' Equity	$237,805,498	$236,295,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period from
	For the three months ended	For the six months ended	April 7, 2017 (date of inception)
	June 30, 2018	June 30, 2018	through June 30, 2017

General and administrative costs	$488,810	$969,395	$874
Franchise tax expense	58,959	103,996	-
Loss from operations	(547,769)	(1,073,391)	(874)
Investment income on Trust Account	1,127,256	1,993,078	-
Income (loss) before income tax expense	579,487	919,687	(874)
Income tax expense	224,342	396,707	-
Net income (loss)	$355,145	$522,980	$(874)

Weighted average shares outstanding
Basic (1)	6,917,200	6,925,481	5,750,000
Diluted	28,750,000	28,750,000	5,750,000
Net income (loss) per common share
Basic	$0.05	$0.08	$(0.00)
Diluted	$0.01	$0.02	$(0.00)

(1) This number excludes an aggregate of 21,867,235 shares subject to possible redemption at June 30, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the six months ended	April 7, 2017 (date of inception)
	June 30, 2018	through June 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$522,980	$(874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(1,993,078)	-
Changes in operating assets and liabilities:
Prepaid expenses	39,736	-
Accounts payable	(106,713)	874
Accrued expenses	630,192	-
Income tax payable	396,707	-
Franchise tax payable	45,000	-
Net cash used in operating activities	(465,176)	-

Cash Flows from Investing Activities
Interest released from Trust Account	444,781	-
Net cash provided by investing activities	444,781	-

Cash Flows from Financing Activities
Changes in due to related parties	21,578	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received under loan from related parties	-	139,108
Payment of offering costs	-	(144,108)
Net cash provided by financing activities	21,578	20,000

Net increase in cash	1,183	20,000

Cash - beginning of the period	828,555	-
Cash - end of the period	$829,738	$20,000

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$522,974	$-
Offering costs included in accounts payable	$-	$22,150
Accrued offering costs	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Industrea Acquisition Corp. (the “Company”) was incorporated in Delaware on April 7, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on manufacturing and service companies in the industrial sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2018, the Company had not commenced any operations. All activity for the period from April 7, 2017 (date of inception) through June 30, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below), and search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and Private Placement, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2019.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with Securities and Exchange Commission on March 29, 2018.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, respectively, 21,867,235 and 21,815,963 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. An aggregate of 21,867,235 shares of Class A common stock subject to possible redemption at June 30, 2018 has been excluded from the calculation of basic income per common share for the three and six months ended June 30, 2018 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 34,100,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period from April 7, 2017 (date of inception) through June 30, 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, the Sponsor paid for certain operating expenses on behalf of the Company. As of June 30, 2018, the Company owes approximately $22,000 to the Sponsor.

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

The Company recognized an aggregate of $92,500 and $185,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on the accompanying Statements of Operations for the three and six months ended June 30, 2018, respectively.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2018 and December 31, 2017, there were 23,000,000 shares of Class A common stock issued and outstanding, including 21,867,235 and 21,815,963 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2018 and December 31, 2017, there were 5,750,000 shares of Class B common stock outstanding.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$236,743,331

December 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,195,034

Approximately $1,700 and $15,600 of the balance in the Trust Account was held in cash as of June 30, 2018 and December 31, 2017, respectively.

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

Upon the closing of the initial public offering and private placement, $234.6 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The funds in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the trust account.

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

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2018, we had approximately $830,000 in cash and marketable securities, approximately $2.1 million of interest income available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $648,000.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $224,403 in loans from the Sponsor, the proceeds from the consummation of the private placement not held in trust account, and approximately $445,000 from interest income withdrawn from the trust account to pay franchise and income taxes during the six months ended June 30, 2018. We repaid such loans from the Sponsor in full on August 1, 2017.

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2019.

Critical Accounting Policy

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, 21,867,235 and 21,815,963 shares of Class A common stock subject to possible redemption respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

For the three months ended June 30, 2018, we had net income of approximately $355,000, which consisted of approximately $1.1 million in interest income, offset by approximately $489,000 in general and administrative costs, approximately $59,000 in franchise tax expense, and approximately $224,000 of income tax expense.

For the six months ended June 30, 2018, we had net income of approximately $523,000, which consisted of approximately $2.0 million in interest income, offset by approximately $969,000 in general and administrative costs, approximately $104,000 in franchise tax expense and approximately $397,000 of income tax expense.

For the period from April 7, 2017 (date of inception) through June 30, 2017, we had a net loss of $874, which consisted of general and administrative costs.

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

In addition, the Sponsor paid for certain operating expenses on behalf of our company. As of June 30, 2018, we owe approximately $22,000 to the Sponsor.

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

We recognized an aggregate of $92,500 and $185,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three and six months ended June 30, 2018, respectively.

Contractual Obligations

As of June 30, 2018, we did not have any long-term debt, capital or operating lease obligations or purchase obligations. We are a party to an administrative support agreement in which we will pay the Sponsor for office space, utilities and secretarial and administrative support in an amount not to exceed $10,000 per month as described above.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q. There has been no material change in the planned use of proceeds from such use as described in our final prospectus (File no. 333-219053) dated July 26, 2017 which was filed with the SEC.

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

Date: August 13, 2018

