Form 10-Q
period 2018-09-30
Industrea Acquisition Corp.
filed 2018-10-19
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 19, 2018, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INDUSTREA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2018

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2018 and 2017, for the nine months ended September 30, 2018, and for the period from April 7, 2017 (date of inception) through September 30, 2017	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from April 7, 2017 (date of inception) through September 30, 2017	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDUSTREA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$321,713	$828,555
Prepaid expenses	174,166	272,165
Total current assets	495,879	1,100,720
Cash and marketable securities held in Trust Account	237,624,503	235,195,034
Total assets	$238,120,382	$236,295,754

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$92,648	$205,249
Accrued expenses	3,994,421	425,181
Accrued expenses - related parties	92,500	92,500
Due to related parties	311,360	-
Income tax payable	18,837	-
Franchise tax payable	61,562	-
Total current liabilities	4,571,328	722,930
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	12,621,328	8,772,930

Commitments
Class A common stock, $0.0001 par value; 21,617,554 and 21,815,963 shares subject to possible redemption (at $10.20 per share) at September 30, 2018 and December 31, 2017, respectively	220,499,051	222,522,823

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,382,446 and 1,184,037 shares issued and outstanding (excluding 21,617,554 and 21,815,963 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	138	118
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	575	575
Additional paid-in capital	7,340,726	5,316,974
Accumulated deficit	(2,341,436)	(317,666)
Total stockholders' equity	5,000,003	5,000,001
Total Liabilities and Stockholders' Equity	$238,120,382	$236,295,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For the three months ended September 30,		For the nine months ended	April 7, 2017 (date of inception)
	2018	2017	September 30, 2018	through September 30, 2017

General and administrative costs	$3,390,734	$195,091	$4,360,166	$195,965
Franchise tax expense	46,041	45,000	150,000	45,000
Loss from operations	(3,436,775)	(240,091)	(4,510,166)	(240,965)
Investment income on Trust Account	1,116,622	435,755	3,109,700	435,755
Income (loss) before income tax expense	(2,320,153)	195,664	(1,400,466)	194,790
Income tax expense	226,597	51,226	623,304	51,226
Net income (loss)	$(2,546,750)	$144,438	$(2,023,770)	$143,564

Weighted average shares outstanding
Basic (1)	6,885,479	6,514,940	6,912,001	6,161,547
Diluted	6,885,479	21,000,000	6,912,001	13,954,678
Net income (loss) per common share
Basic	$(0.37)	$0.02	$(0.29)	$0.02
Diluted	$(0.37)	$0.01	$(0.29)	$0.01

(1) This number excludes an aggregate of 21,617,554 and 21,861,181 shares of Class A common stock subject to possible redemption for the periods ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the nine months ended	April 7, 2017 (date of inception)
	September 30, 2018	through September 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$(2,023,770)	$143,564
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(3,109,700)	(435,755)
Changes in operating assets and liabilities:
Prepaid expenses	97,999	(234,456)
Accounts payable	(112,601)	89,651
Accrued expenses	3,569,240	-
Accrued expenses - related parties	-	66,751
Income tax payable	18,837	51,226
Franchise tax payable	61,562	-
Net cash used in operating activities	(1,498,433)	(319,019)

Cash Flows from Investing Activities
Interest released from Trust Account	680,231	-
Principal deposited in Trust Account	-	(234,600,000)
Net cash provided by (used in) investing activities	680,231	(234,600,000)

Cash Flows from Financing Activities
Changes in due to related parties	311,360	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received under loan from related parties	-	224,403
Repayment of loan from related parties	-	(224,403)
Proceeds received from initial public offering, net of offering costs	-	224,780,490
Proceeds received from private placement	-	11,100,000
Net cash provided by financing activities	311,360	235,905,490

Net change in cash	(506,842)	986,471

Cash - beginning of the period	828,555	-
Cash - end of the period	$321,713	$986,471

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$2,023,772	$222,984,046
Offering costs included in accounts payable and accrued expenses	$-	$15,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Industrea Acquisition Corp. (the “Company”) was incorporated in Delaware on April 7, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on manufacturing and service companies in the industrial sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of September 30, 2018, the Company had not commenced any operations. All activity for the period from April 7, 2017 (date of inception) through September 30, 2018 relates to the Company’s formation, the Initial Public Offering (as defined below), and search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “public stockholders”) of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

On September 7, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Concrete Pumping Holdings Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Newco”), Concrete Pumping Intermediate Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Newco (“Concrete Parent”), Concrete Pumping Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Concrete Parent (“Concrete Merger Sub”), Industrea Acquisition Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Newco (“Industrea Merger Sub”), Concrete Pumping Holdings, Inc., a Delaware corporation (“CPH”), and PGP Investors, LLC, solely in its capacity as the initial Holder Representative thereunder (the “Holder Representative”), pursuant to which (a) Concrete Merger Sub will be merged with and into CPH, with CPH surviving the merger as a wholly owned indirect subsidiary of Newco (the “CPH Merger”), and (b) Industrea Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Newco (the “Industrea Merger”). The CPH Merger, the Industrea Merger and the other transactions contemplated in the Merger Agreement are referred to herein as the “Merger” (Note 9).

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with SEC on March 29, 2018.

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, respectively, 21,617,554 and 21,815,963 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. An aggregate of 21,617,554 and 21,861,181 shares of Class A common stock subject to possible redemption at September 30, 2018 and 2017, respectively, have been excluded from the calculation of basic loss per common share for the three and nine months ended September 30, 2018 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 34,100,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2018 and for the period from April 7, 2017 (date of inception) through September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On August 1, 2017, the Company sold 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of Class A common stock and one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (Note 6).

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

To finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On October 9, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses (Note 10). As of September 30, 2018, the Company had drawn approximately $311,000 on the Sponsor Convertible Note.

Administrative Support Agreement and Officer and Director Compensation

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Company has agreed to pay each of the five independent directors $50,000 per year commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation.

The Company recognized an aggregate of $92,500 and $277,500 in expenses incurred in connection with the aforementioned arrangements with the related parties for the three and nine months ended September 30, 2018, respectively, and an aggregate of approximately $66,800 for both the three months ended September 30, 2017 and for the period from April 7, 2017 (date of inception) through September 30, 2017 in the accompanying unaudited Statements of Operations.

Argand Subscription Agreement

In connection with the Merger (see Note 9), on September 7, 2018 the Company entered into a subscription agreement (the “Argand Subscription Agreement”) with Newco and Argand Partners Fund, LP (the “Argand Investor”), an affiliate of the Sponsor, for the purpose of funding the Merger consideration and paying the costs and expenses incurred in connection therewith and offsetting potential redemptions of Public Shares in connection with the Merger. Pursuant to the Argand Subscription Agreement, immediately prior to the closing of the Merger (the “Closing”), the Company will issue to the Argand Investor (i) an aggregate of 5,333,333 shares of the Company’s common stock (“Industrea common stock”) for $10.20 per share, or an aggregate cash purchase price of $54.4 million and (ii) up to an additional 2,450,980 shares of Industrea common stock at $10.20 per share for an aggregate cash purchase price of up to $25.0 million if, and only to the extent that, redemptions exceed $106.5 million. Such shares of Industrea common stock will become shares of Newco’s common stock (“Newco common stock”) upon the Closing. The Company also agreed to provide certain registration rights with respect to the shares of Industrea common stock issued pursuant to the Argand Subscription Agreement (and corresponding shares of Newco common stock).

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

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reimbursement Agreement

In February 2018, the Company entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential Business Combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse the Company for fees incurred, in connection with the transaction, from December 19, 2017 and through the date of termination. During the first quarter of 2018, the Company received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying unaudited Condensed Statement of Operations for the nine months ended September 30, 2018.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, there were 23,000,000 shares of Class A common stock issued and outstanding, including 21,617,554 and 21,815,963 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2018 and December 31, 2017, there were 5,750,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$237,624,503

December 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,195,034

Approximately $257,400 and $15,600 of the balance in the Trust Account was held in cash as of September 30, 2018 and December 31, 2017, respectively.

Note 9 — Merger Agreement

On September 7, 2018, the Company entered into the Merger Agreement with Newco, Concrete Parent, Concrete Merger Sub, Industrea Merger Sub, CPH, and the Holder Representative, pursuant to which (a) Concrete Merger Sub will be merged with and into CPH, with CPH surviving the merger as a wholly owned indirect subsidiary of Newco, and (b) Industrea Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Newco.

Merger Consideration

Under the Merger Agreement and pursuant to the CPH Merger, Newco will acquire CPH for aggregate consideration of $610.0 million (subject to certain customary adjustments), payable in cash after taking into account (x) any shares of CPH capital stock that are contributed to Newco in exchange for shares of Newco common stock (valued at $10.20 per share) prior to the consummation of the CPH Merger and (y) any vested options to purchase shares of CPH common stock that are converted into vested options to purchase shares of Newco common stock immediately prior to the closing of the Merger. The cash portion of the consideration payable in the CPH Merger is expected to be between $446.9 million and $550.0 million, depending on the number of the Public Shares that are redeemed in connection with the Closing. In addition, all of the issued and outstanding shares of Industrea common stock will be exchanged on a one-for-one basis for shares of Newco common stock and all of the outstanding warrants to purchase Industrea common stock will be assumed by Newco and be exercisable for an equal number of shares of Newco common stock on the existing terms and conditions of such warrants.

Representations, Warranties and Covenants

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of the Company and CPH during the period between execution of the Merger Agreement and the Closing.

Conditions to Closing

The Closing is subject to certain conditions, including but not limited to approval by the Company’s stockholders of the Merger Agreement.

Termination

The Merger Agreement may be terminated under certain circumstances, including, among others: (i) by written consent of the Company and the Holder Representative; (ii) by the Company or CPH if the Closing has not occurred on or prior to the date that is 180 days after the execution of the Merger Agreement, unless the willful breach of such party seeking such termination is the primary reason for the Closing not occurring on or before such date; (iii) by CPH any time prior to the receipt of the approval of the Company’s stockholders of the Merger Agreement and the Merger, if the Company’s board of directors (x) failed to recommend to the Company’s stockholders that they approve the Merger Agreement and the Merger or failed to include such recommendation in the proxy statement/prospectus relating to the special meeting of the Company’s stockholders to be held to approve the Merger Agreement and the Merger (the “Special Meeting”), or (y) effected a change in such recommendation; or (iv) by CPH if the Company’s stockholders have not approved the Merger Agreement and the Merger at the Special Meeting or at any adjournment or postponement thereof, in each case at which a vote on such approval was taken.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Indemnification

Subject to the limitations set forth in the Merger Agreement, from and after the date of Closing, (i) the Company and its related parties will be indemnified from the amount and any interest accrued thereon held in escrow for purposes of indemnification, from and against any and all losses arising from certain matters, including, among others, (x) breaches of certain specified representations, warranties and covenants of CPH, (y) unpaid transaction expenses and funded debt of CPH, in each case, to the extent not actually included in the calculation of final merger consideration and (z) certain claims by pre-Closing holders of CPH securities, and (ii) the Company and its related parties will, jointly and severally, indemnify the CPH equity holders from and against all losses arising from breaches of certain specified representations, warranties and covenants of Industrea parties.

Rollovers

U.S. Rollover Agreements

Immediately prior to the closing of the Merger, pursuant to agreements (the “Rollover Agreements”) entered into by certain existing holders of CPH’s capital stock and vested options to purchase shares of CPH commons stock (such holders, the “Rollover Holders”), (i) certain Rollover Holders will contribute a portion of their shares of CPH’s capital stock to Newco in exchange for shares of Newco common stock, and (ii) certain such Rollover Holders will convert a portion of their vested options to purchase shares of CPH common stock for vested options to purchase shares of Newco common stock (the “Rollover”). In addition, pursuant to its Rollover Agreement, BBCP Investors, LLC, a Rollover Holder (“Peninsula”) will be entitled to appoint: (i) one additional director to the Newco board of directors if it owns more than 5% of the issued and outstanding shares of Newco common stock post-Closing; (ii) two additional directors to the Newco board of directors if it owns more than 15% of the issued and outstanding shares of Newco common stock post-Closing; and (ii) three additional directors to the Newco board of directors if it owns more than 25% of the issued and outstanding shares of Newco common stock post-Closing. These additional directors, if any, have not yet been identified by Peninsula. In addition, pursuant to the Rollover Agreements, the Company and Newco also agreed to enter into a Stockholders Agreement to, among other things, provide certain registration rights with respect to the shares of Newco common stock issued to the Rollover Holders.

U.K. Share Purchase Agreement

In connection with the Merger, pursuant to a Share Purchase Agreement (the “U.K. Share Purchase Agreement”) by and among Newco, certain debt and equity holders (the “U.K. Rollover Investors”) of Camfaud Group Limited (f/k/a Oxford Pumping Holdings Ltd.), a private limited company incorporated under the Laws of England and Wales and an indirect subsidiary of CPH (“Camfaud”), and Lux Concrete Holdings II S.á r.l., a company incorporated in Luxembourg and an indirect subsidiary of CPH (“Lux II”), Lux II has agreed to acquire from the U.K. Rollover Investors all of the outstanding indebtedness owed by Camfaud to the U.K. Rollover Investors as well as all outstanding B ordinary shares of £0.02 each in Camfaud held by the U.K. Rollover Investors, in each case for consideration consisting of cash and/or unsecured loan notes issued to the U.K. Rollover Investors by Lux II, which unsecured loan notes will be exchanged pursuant to the terms of certain put and call options in the form attached to the U.K. Share Purchase Agreement by certain subsidiaries of CPH and Newco and purchased in full at the Closing by Newco in exchange for shares of Newco common stock at a deemed price per share of $10.20.

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PIPE Financing

Argand Subscription Agreement

In connection with the Merger Agreement, on September 7, 2018, the Company and Newco entered into the Argand Subscription Agreement with the Argand Investor, an affiliate of the Sponsor, for the purpose of funding the Merger consideration and paying the costs and expenses incurred in connection therewith and offsetting potential redemptions of Public Shares in connection with the Merger (“Redemptions”).

Pursuant to the Argand Subscription Agreement, immediately prior to the Closing, the Company will issue to the Argand Investor (i) an aggregate of 5,333,333 shares of Industrea common stock for $10.20 per share, or an aggregate cash purchase price of $54.4 million and (ii) up to an additional 2,450,980 shares of Industrea common stock at $10.20 per share for an aggregate cash purchase price of up to $25.0 million if, and only to the extent that, the Redemptions exceed $106.5 million. Such shares of Industrea common stock will become shares of Newco common stock stock upon the Closing. The Company also agreed to provide certain registration rights with respect to the shares of Industrea common stock issued pursuant to the Argand Subscription Agreement (and corresponding shares of Newco common stock).

PIPE Subscription Agreements

In connection with the Merger Agreement, the Company, Newco and the Sponsor entered into subscription agreements (the “PIPE Subscription Agreements”) with two institutional accredited investors for the purpose of funding the Merger consideration and paying the costs and expenses incurred in connection therewith (the “PIPE Financing”).

Pursuant to the first PIPE Subscription Agreement (the “Common Stock Subscription Agreement”), the Company has agreed to issue and sell to an accredited investor, immediately prior to the Closing, an aggregate of 1,715,686 shares of Industrea common stock at a price of $10.20 per share, or an aggregate cash purchase price of $17.5 million, plus an aggregate of 190,632 additional shares of Industrea common stock the “Utilization Fee Shares”) (in each case, which shares will become shares of Newco common stock upon the Closing) as consideration for such investor’s agreement to purchase Industrea common stock. In connection therewith, the Sponsor has also agreed that upon the Closing it will surrender to the Company for cancellation for no consideration a number of shares of Industrea common stock equal to the number of Utilization Fee Shares.

Pursuant to the second PIPE Subscription Agreement (the “Preferred Stock Subscription Agreement”), Newco has agreed to issue and sell to an accredited investor an aggregate of 2,450,980 shares of Newco’s Series A Zero-Dividend Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) at a price of $10.20 per share, or an aggregate cash purchase price of $25.0 million. The Series A Preferred Stock will not pay dividends and will be convertible into shares of Industrea common stock at a 1:1 ratio (subject to customary adjustments) at any time following six months after the Closing. Newco will have the right to redeem all or a portion of the Series A Preferred Stock at its election after four years for cash at a redemption price equal to the amount of the principal investment plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. In addition, if the volume weighted average price of shares of Newco common stock equals or exceeds $13.00 for 30 consecutive days, then Newco shall have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Newco common stock, at a ratio of 1:1 (subject to customary adjustments).

The Company and Newco have also agreed to provide certain registration rights with respect to the shares of Industrea common stock issued pursuant to the PIPE Subscription Agreements (and the corresponding shares of Newco common stock) and the shares of Newco common stock underlying the Series A Preferred Stock.

Debt Financing

In order to finance a portion of the cash consideration payable in the Merger and the costs and expenses incurred in connection therewith, Concrete Merger Sub entered into (i) an amended and restated debt commitment letter on September 26, 2018 with Credit Suisse Loan Funding LLC (“CSLF”), Credit Suisse AG (“CS AG”), Stifel Bank & Trust, Stifel Nicolaus & Company Incorporated (“Stifel”) and Jefferies Finance LLC (“Jefferies”), which amended and restated the commitment letter, dated as of September 7, 2018, entered into with CSLF and CS AG, pursuant to which CS AG, Stifel and Jefferies agreed to make available to the combined company at the Closing a seven-year term loan facility with an aggregate principal amount of $350.0 million (the “Term Facility”) and (ii) a debt commitment letter on September 7, 2018 with Wells Fargo, National Association (“Wells Fargo”), pursuant to which Wells Fargo agreed to make available to the combined company at the Closing a five-year asset based revolving credit facility in the aggregate committed amount of $60.0 million (together with the Term Facility, the “Debt Financing”).

INDUSTREA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Backstop

Under the Merger Agreement and related agreements (including certain of the Rollover Agreements), Redemptions, if any, will be offset in the following manner: (i) the first $106.5 million of Redemptions will be offset using proceeds from the Debt Financing and the PIPE Financing; (ii) the next $25.0 million of Redemptions will be offset by the sale to the Argand Investor of Industrea common stock at $10.20 per share under the Argand Subscription Agreement; and (iii) any remaining Redemptions will be offset by the contribution by Peninsula of additional shares of CPH’s capital stock to Newco in exchange for additional shares of Newco common stock, with the Sponsor forfeiting to Industrea for cancellation a number of shares of Founder Shares equal to 10% of the number of shares issued to Peninsula under this clause (iii) (such that the net dilutive effect of such sale is equivalent to a sale price of $10.20).

Expense Reimbursement Letter

As a condition to each of CPH’s and Peninsula’s execution and delivery of the Merger Agreement and a Rollover Agreement, respectively, the Argand Investor has agreed, pursuant to an expense reimbursement letter (the “Expense Reimbursement Letter”), to reimburse CPH for up to $3,000,000 of documented out-of-pocket fees and expenses that are payable to third party service providers engaged by CPH or its subsidiaries in connection with the transactions contemplated by the Merger Agreement and Peninsula’s Rollover Agreement and the preparation and negotiation of the Merger Agreement if the Merger Agreement is terminated by CPH pursuant to the termination provisions of the Merger Agreement relating to (i) uncured breaches of any representation, warranty, covenants or agreements or failure to consummate the Merger by the Industrea parties, (ii) failure of the Company’s board of directors to recommend to its stockholders that Industrea Stockholder Approval (as defined in the Merger Agreement) be given, failing to include such recommendation in the registration statement on Form S-4 (the “Registration Statement”) that will include the proxy statement/prospectus to be sent to the stockholders of the Company for the Special Meeting, or effecting a change in such recommendation, or (iii) failure to obtain the Industrea Stockholder Approval at the Special Meeting.

In addition, the Sponsor has agreed to surrender for no consideration upon the closing of the Rollover, a number of Founder Shares (or at the Sponsor’s option, shares of Class A common stock) equal to ten percent (10%) of the aggregate number of shares of Newco common stock issued to Peninsula, if any, pursuant to Peninsula’s agreement to offset Redemptions pursuant to its Rollover Agreement.

In addition, in the event Peninsula is required to fund any amount to offset Redemptions in accordance with its Rollover Agreement, the Sponsor has agreed to waive the conversion adjustment set forth in the Amended and Restated Certificate of Incorporation with respect to the Founder Shares. In the event Peninsula is not required to fund any amount to offset Redemptions in accordance with its Rollover Agreement, the conversion adjustment set forth in the Amended and Restated Certificate of Incorporation will be limited such that the maximum total number of additional shares of Class A common stock that the holders of the Founder Shares receive as a result of any conversion of the Founder Shares into shares of Class A common stock in excess of the total number of shares of Class A common stock that the holders of Founder Shares would receive as a result of a conversion of the Founder Shares on a one-for-one basis will be the sum of (i) 1,523,965 plus (ii) 25% of the total number of shares of Class A common stock purchased by the Argand Investor pursuant to its obligation to offset up to $25.0 million of Redemptions under the Argand Subscription Agreement.

Note 10 — Subsequent Events

On October 9, 2018, the Company issued the Sponsor Convertible Note to the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor from time to time for ongoing expenses. The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of August 1, 2019 and the consummation of an initial Business Combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants of the post-business combination entity to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Industrea,” “our,” “us” or “we” refer to Industrea Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The registration statement for our initial public offering (the “initial public offering”) was declared effective on July 26, 2017. On August 1, 2017, we consummated the initial public offering of 23,000,000 units (the “units”), including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $230 million. Each unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one public warrant. Each public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. We incurred offering costs of $13.3 million, inclusive of $8.05 million in deferred underwriting commissions.

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

Upon the closing of the initial public offering and private placement, $234.6 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The funds in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If we are unable to complete an initial business combination within 24 months from the closing of the initial public offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock included in the units (“public shares”) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On September 7, 2018, we entered into a merger agreement (the “Merger Agreement”) with Concrete Pumping Holdings Acquisition Corp., a Delaware corporation and wholly owned subsidiary of our company (“Newco”), Concrete Pumping Intermediate Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Newco (“Concrete Parent”), Concrete Pumping Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Concrete Parent (“Concrete Merger Sub”), Industrea Acquisition Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Newco (“Industrea Merger Sub”), Concrete Pumping Holdings, Inc., a Delaware corporation (“CPH”), and PGP Investors, LLC, solely in its capacity as the initial Holder Representative thereunder (the “Holder Representative”), pursuant to which (a) Concrete Merger Sub will be merged with and into CPH, with CPH surviving the merger as a wholly owned indirect subsidiary of Newco (the “CPH Merger”), and (b) Industrea Merger Sub will be merged with and into our company, with us surviving the merger as a wholly owned subsidiary of Newco (the “Industrea Merger”). The CPH Merger, the Industrea Merger and the other transactions contemplated in the Merger Agreement are referred to herein as the “Merger.”

Under the Merger Agreement and pursuant to the CPH Merger, Newco will acquire CPH for aggregate consideration of $610.0 million (subject to certain customary adjustments), payable in cash after taking into account (x) any shares of CPH capital stock that are contributed to Newco in exchange for shares of Newco’s common stock (“Newco common stock”) (valued at $10.20 per share) prior to the consummation of the CPH Merger and (y) any vested options to purchase shares of CPH common stock that are converted into vested options to purchase shares of Newco common stock immediately prior to the closing of the Merger. The cash portion of the consideration payable in the CPH Merger is expected to be between $446.9 million and $550.0 million, depending on the number of shares of Class A common stock sold as part of the units in the initial public offering that are redeemed in connection with the closing of the Merger (the “Closing”). In addition, all of the issued and outstanding shares of our common stock (“Industrea common stock”) will be exchanged on a one-for-one basis for shares of Newco common stock and all of the outstanding warrants to purchase Industrea common stock will be assumed by Newco and be exercisable for an equal number of shares of Newco common stock on the existing terms and conditions of such warrants.

The Closing is subject to certain conditions, including but not limited to an approval our stockholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had approximately $322,000 in cash, approximately $3.0 million of interest income available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $4.1 million.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $224,403 in loans from the Sponsor (which was repaid in full on August 1, 2017), the proceeds from the consummation of the private placement not held in trust account, approximately $680,000 from interest income withdrawn from the trust account to pay franchise and income taxes during the nine months ended September 30, 2018, and an aggregate of approximately $311,000 in expenses drawn on the Sponsor Convertible Note described below, which is outstanding as of September 30, 2018.

On October 9, 2018, we issued a convertible promissory note to the Sponsor (the “Sponsor Convertible Note”), pursuant to which we may borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses. The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of August 1, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants of the post-business combination entity to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account. In February 2018, we entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential business combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse us for fees incurred in connection with the transaction from December 19, 2017 and through the date of termination. During the first quarter of 2018, we received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. Any remaining unreimbursed expenses will be financed with Company proceeds held outside of the trust account or with a working capital loan from the Sponsor. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying Statement of Operations.

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

Critical Accounting Policy

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, 21,617,554 and 21,815,963 shares of Class A common stock subject to possible redemption respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Results of Operations

Our entire activity since inception up to July 26, 2017 was in preparation for our initial public offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2018, we had net loss of approximately $2.5 million, which consisted of approximately $1.1 million in interest income, offset by approximately $3.4 million in general and administrative costs, approximately $46,000 in franchise tax expense, and approximately $227,000 of income tax expense. Of these general and administrative costs, an aggregate of approximately $3.3 million was in connection with the Merger with CPH.

For the nine months ended September 30, 2018, we had net loss of approximately $2.0 million, which consisted of approximately $3.1 million in interest income, offset by approximately $4.4 million in general and administrative costs, approximately $150,000 in franchise tax expense and approximately $623,000 of income tax expense. Of these general and administrative costs, an aggregate of approximately $3.5 million was in connection with the Merger with CPH.

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

In addition, the Sponsor paid for certain operating expenses on behalf of our company. As of September 30, 2018, we owe approximately $311,000 to the Sponsor.

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

On October 9, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses. The Sponsor Convertible Note does not bear interest and all unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of August 1, 2019 and the consummation of an initial business combination by the Company. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants of the post-business combination entity to purchase shares of Class A common stock at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account.

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

We recognized an aggregate of $92,500 and $277,500 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three and nine months ended September 30, 2018, respectively, and aggregate of approximately $66,800 for the three months ended September 30, 2017 and for the period from April 7, 2017 (date of inception) through September 30, 2017 in the accompanying Statements of Operations.

Argand Subscription Agreement

In connection with the Merger, on September 7, 2018 we entered into a subscription agreement (the “Argand Subscription Agreement”) with Newco and the Argand Investor for the purpose of funding the Merger consideration and paying the costs and expenses incurred in connection therewith and offsetting potential redemptions of public shares in connection with the Merger. Pursuant to the Argand Subscription Agreement, immediately prior to the Closing, we will issue to the Argand Investor (i) an aggregate of 5,333,333 shares of Industrea common stock for $10.20 per share, or an aggregate cash purchase price of $54.4 million and (ii) up to an additional 2,450,980 shares of Industrea common stock at $10.20 per share for an aggregate cash purchase price of up to $25.0 million if, and only to the extent that, redemptions exceed $106.5 million. Such shares of Industrea common stock will become shares of Newco common stock upon the Closing. We also agreed to provide certain registration rights with respect to the shares of Industrea common stock issued pursuant to the Argand Subscription Agreement (and corresponding shares of Newco common stock).

Stockholders Agreement

In connection with the Merger, we are expected to enter into a stockholders agreement (the “Stockholders Agreement”) with Newco, the initial stockholders, the Argand Investor and certain CPH stockholders. Pursuant to the Stockholders Agreement:

•	the initial stockholders have agreed not to transfer the founder shares until the earlier of (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of the Newco common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which Newco completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Newco’s stockholders having the right to exchange their shares of Newco common stock for cash, securities or other property;

•	the initial stockholders have agreed not to transfer the private placement warrants until 30 days after the Closing;

•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of Newco common stock acquired by such CPH Management Holder in connection with the Merger for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing;

•	each Non-Management CPH Holders (as defined therein) may not transfer any shares of Newco common stock acquired by such Non-Management CPH Holder in connection with the Merger for a period commencing on the date of Closing and ending on the date that is one hundred and eighty (180) days after the Closing; and

•	The Argand Investor may not transfer any shares of Newco common stock acquired by the Argand Investor in exchange for the Industrea common stock issued to it pursuant to the Argand Subscription Agreement for a period commencing on the date of Closing and ending on (a) if the number of shares issued to BBCP Investors, LLC (“Peninsula”) pursuant to the terms of its Rollover Agreement (as defined below) does not exceed the Peninsula Threshold (as defined in the Stockholders Agreement), the date that is one hundred and eighty (180) days after the Closing, or (b) if the number of shares issued to Peninsula pursuant to the terms of its Rollover Agreement exceeds the Peninsula Threshold, the date that is one year after the Closing.

Immediately prior to the closing of the Merger, pursuant to agreements (the “Rollover Agreements”) entered into by certain existing holders of CPH’s capital stock and vested options to purchase shares of CPH commons stock (such holders, the “Rollover Holders”), (i) certain Rollover Holders will contribute a portion of their shares of CPH’s capital stock to Newco in exchange for shares of Newco common stock, and (ii) certain such Rollover Holders will convert a portion of their vested options to purchase shares of CPH common stock for vested options to purchase shares of Newco common stock (the “Rollover”). Pursuant to its Rollover Agreement, Peninsula will have the right, upon the Closing, to designate: (i) one individual to serve as a Class I director if it beneficially owns more than 5% and up to 15% of the issued and outstanding shares of Newco common stock upon the Closing; (ii) two individuals, one to serve as a Class I director and one to serve as a Class II director, if it beneficially owns more than 15% and up to 25% of the issued and outstanding shares of Newco common stock upon the Closing; and (iii) three individuals, one to serve as a Class I director, one to serve as a Class II director, and one to serve as a Class III director, if it beneficially owns more than 25% of the issued and outstanding shares of Newco common stock upon the Closing. Under the Stockholders Agreement, Newco has agreed to nominate the foregoing director designees for so long as Peninsula owns the amounts set forth in the foregoing sentence. If Peninsula’s beneficial ownership falls below one of these thresholds, Peninsula’s nomination right in respect of such threshold will expire. These additional directors, if any, have not yet been identified by Peninsula.

The Stockholders Agreement also provides that Newco will, not later than 90 days after the Closing, file a registration statement covering the founder shares, the private placement warrants (including any common stock issued or issuable upon exercise of any such private placement warrants) and the shares of Newco common stock issued to the CPH stockholders at the Closing. In addition, these stockholders will have certain demand and “piggyback” registration rights following the consummation of the Merger. Newco will bear certain expenses incurred in connection with the exercise of such rights.

Contractual Obligations

As of September 30, 2018, we did not have any long-term debt, capital or operating lease obligations or purchase obligations. We are a party to an administrative support agreement in which we will pay the Sponsor for office space, utilities and secretarial and administrative support in an amount not to exceed $10,000 per month as described above.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018 and December 31, 2017, we were not subject to any market or interest rate risk.  Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors.

Other than the addition of the risk factors below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2018.

Risks Related to Newco’s Business and Operations Following the Business Combination with CPH

CPH’s business is cyclical in nature and a slowdown in the economic recovery or a decrease in general economic activity could have material adverse effects on CPH’s revenues and operating results.

Substantially all of CPH’s customer base comes from the commercial, infrastructure and residential construction markets. A worsening of economic conditions or a decrease in available capital for investments could cause weakness in CPH’s end markets, cause declines in construction and industrial activity, and adversely affect CPH’s revenue and operating results.

The following factors, among others, may cause weakness in CPH’s end markets, either temporarily or long-term:

•	the depth and duration of an economic downturn and lack of availability of credit;
•	uncertainty regarding global, regional or sovereign economic conditions;
•	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
•	the cyclical nature of CPH’s customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
•	an increase in the cost of construction materials;
•	a decrease in investment in certain of CPH’s key geographic markets;
•	an increase in interest rates;
•	an overcapacity in the businesses that drive the need for construction;
•	adverse weather conditions, which may temporarily affect a particular region or regions;
•	reduced construction activity in CPH’s end markets;
•	terrorism or hostilities involving the United States or the United Kingdom; change in structural construction designs of buildings (e.g., wood versus concrete); and
•	oversupply of equipment or new entrants into the market causing pricing pressure.

A downturn in any of CPH’s end markets in one or more of CPH’s geographic markets caused by these or other factors could have a material adverse effect on CPH’s business, financial conditions, results of operations and cash flows.

 CPH’s business is seasonal and subject to adverse weather.

Since CPH’s business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather related conditions affect CPH’s business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for CPH’s products and services, and impede CPH’s ability to deliver and pump concrete efficiently or at all. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect CPH’s business, financial condition, results of operations, liquidity and cash flows.

CPH’s revenue and operating results have varied historically from period to period and any unexpected periods of decline could result in an overall decline in CPH’s available cash flows.

CPH’s revenue and operating results have varied historically from period to period and may continue to do so. CPH has identified below certain of the factors that may cause CPH’s revenue and operating results to vary:

•	seasonal weather patterns in the construction industry on which CPH relies, with activity tending to be lowest in the winter and spring;
•	the timing of expenditure for maintaining existing equipment, new equipment and the disposal of used equipment;
•	changes in demand for CPH’s services or the prices it charges due to changes in economic conditions, competition or other factors;
•	changes in the interest rates applicable to CPH’s variable rate debt, and the overall level of CPH’s debt;
•	fluctuations in fuel costs;
•	general economic conditions in the markets where CPH operates;
•	the cyclical nature of CPH’s customers’ businesses;
•	price changes in response to competitive factors;
•	other cost fluctuations, such as costs for employee-related compensation and benefits;
•	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which CPH’s business may be dependent in particular regions;
•	potential enactment of new legislation affecting CPH’s operations or labor relations;
•	timing of acquisitions and new branch openings and related costs;
•	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into CPH’s existing operations;
•	changes in the exchange rate between the United States dollar and Great Britain pound sterling;
•	potential increased demand from CPH’s customers to develop and provide new technological services in CPH’s business to meet changing customer preferences;
•	CPH’s ability to control costs and maintain quality;
•	CPH’s effectiveness in integrating new locations; and
•	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of CPH’s existing debt.

CPH’s business is highly competitive and competition may increase, which could have a material adverse effect on CPH’s business.

The concrete pumping industry is highly competitive and fragmented. Many of the markets in which CPH operates are served by several competitors, ranging from larger regional companies to small, independent businesses with a limited fleet and geographic scope of operations. Some of CPH’s principal competitors may have more flexible capital structures or may have greater name recognition in one or more of CPH’s geographic markets than CPH does and may be better able to withstand adverse market conditions within the industry. CPH generally competes on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, quality and availability of its fleet of pumping equipment, which is significantly affected by the level of CPH’s capital expenditures. If CPH is required to reduce or delay capital expenditures for any reason, including due to restrictions contained in, or debt service payments required by, the credit facilities to be entered into pursuant to the Debt Commitment Letters (as defined below) or otherwise, the ability to replace CPH’s fleet or the age of CPH’s fleet may put it at a disadvantage to its competitors and adversely impact CPH’s ability to generate revenue. In addition, CPH’s industry may be subject to competitive price decreases in the future, particularly during cyclical downturns in CPH’s end markets, which can adversely affect revenue, profitability and cash flow. CPH may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on CPH’s business, financial condition, results of operations and cash flows.

CPH is dependent on its relationships with key suppliers to obtain equipment for CPH’s business.

CPH depends on a small group of key manufacturers of concrete pumping equipment, and have historically relied primarily on three companies, the largest two of which experienced ownership changes in 2012. CPH cannot predict the impact on its suppliers of changes in the economic environment and other developments in their respective businesses, and CPH cannot provide any assurance that its vendors will provide their historically high level of service support and quality. Any deterioration in such service support or quality could result in additional maintenance costs, operational issues, or both. Insolvency, financial difficulties, strategic changes or other factors may result in CPH’s suppliers not being able to fulfill the terms of their agreements with it, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to CPH, or may force them to seek to renegotiate existing contracts with CPH. CPH believes the market for supplying equipment used in CPH’s business is increasingly competitive; however, termination of CPH’s relationship with any of CPH’s key suppliers, or interruption of CPH’s access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on CPH’s business, financial condition, results of operations and cash flows in the event that CPH is unable to obtain adequate and reliable equipment or supplies from other sources in a timely manner or at all.

If CPH’s average fleet age increases, CPH’s offerings may not be as attractive to potential customers and CPH’s operating costs may increase, impacting CPH’s results of operations.

As CPH’s equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. CPH estimates that its fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. CPH manages its fleet of equipment according to the wear and tear that a specific type of equipment is expected to experience over its useful life. As of July 31, 2018, the average age of CPH’s equipment in the United States and the United Kingdom was approximately 10 years and 8 years, respectively, and it is CPH’s strategy to maintain average fleet age at approximately 10 years. If the average age of CPH’s equipment increases, whether as a result of CPH’s inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, CPH’s investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. CPH cannot assure you that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on CPH’s business, financial condition and results of operations. Additionally, as CPH’s equipment ages, it may become less attractive to potential customers, thus decreasing CPH’s ability to effectively compete for new business.

The costs of new equipment CPH uses in its fleet may increase, requiring it to spend more for replacement equipment or preventing it from procuring equipment on a timely basis.

The cost of new equipment for use in CPH’s concrete pumping fleet could increase due to increased material costs to CPH’s suppliers or other factors beyond CPH’s control. Such increases could materially adversely impact CPH’s financial condition, results of operations and cash flows in future periods. Furthermore, changes in technology or customer demand could cause certain of CPH’s existing equipment to become obsolete and require it to purchase new equipment at increased costs.

CPH sells used equipment on a regular basis. CPH’s fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities it expects.

CPH continuously evaluates its fleet of equipment as it seeks to optimize its vehicle size and capabilities for its end markets in multiple locations. CPH is therefore seeking to sell used equipment on a regular basis. The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used equipment depends on several factors, including:

•	the market price for comparable new equipment;
•	wear and tear on the equipment relative to its age and the effectiveness of preventive maintenance;
•	the time of year that it is sold;
•	the supply of similar used equipment on the market;
•	the existence and capacities of different sales outlets;
•	the age of the equipment, and the amount of usage of such equipment relative to its age, at the time it is sold;

•	worldwide and domestic demand for used equipment;
•	the effect of advances and changes in technology in new equipment models;
•	changing perception of residual value of used equipment by CPH’s suppliers; and
•	general economic conditions.

CPH includes in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in CPH’s assumptions regarding depreciation could change CPH’s depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of CPH’s used concrete pumping equipment at prices that fall significantly below CPH’s expectations or in lesser quantities than CPH anticipates could have a negative impact on CPH’s financial condition, results of operations and cash flows.

CPH is exposed to liability claims on a continuing basis, which may exceed the level of CPH’s insurance or not be covered at all, and this could have a material adverse effect on CPH’s operating performance.

CPH’s business exposes it to claims for personal injury, death or property damage resulting from the use of the equipment it operates, rents, sells, services or repairs and from injuries caused in motor vehicle or other accidents in which CPH’s personnel are involved. CPH’s business also exposes it to worker compensation claims and other employment-related claims. CPH carries comprehensive insurance, subject to deductibles, at levels it believes are sufficient to cover existing and future claims. Future claims may exceed the level of CPH’s insurance, and CPH’s insurance may not continue to be available on economically reasonable terms, or at all. Certain types of claims, such as claims for punitive damages, are not covered by CPH’s insurance. In addition, CPH is self-insured for the deductibles on its policies and has established reserves for incurred but not reported claims. If actual claims exceed CPH’s reserves, CPH’s results of operation would be adversely affected. Whether or not CPH is covered by insurance, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

CPH’s business is subject to significant operating risks and hazards that could result in personal injury or damage or destruction to property, which could result in losses or liabilities to CPH.

Construction sites are potentially dangerous workplaces and often put CPH’s employees and others in close proximity with mechanized equipment and moving vehicles. CPH’s equipment has been involved in workplace incidents and incidents involving mobile operators of CPH’s equipment in transit in the past and may be involved in such incidents in the future.

CPH’s safety record is an important consideration for CPH and for its customers. If serious accidents or fatalities occur, regardless of whether CPH were at fault, or CPH’s safety record were to deteriorate, CPH may be ineligible to bid on certain work, expose itself to possible litigation, and existing service arrangements could be terminated, which could have a material adverse impact on CPH’s financial position, results of operations, cash flows and liquidity. Adverse experience with hazards and claims could have a negative effect on CPH’s reputation with CPH’s existing or potential new customers and CPH’s prospects for future work.

In the commercial concrete infrastructure market, CPH’s workers are subject to the usual hazards associated with providing construction and related services on construction sites, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.

Potential acquisitions and expansions into new markets may result in significant transaction expense and expose CPH to risks associated with entering new markets and integrating new or acquired operations.

CPH may encounter risks associated with entering new markets in which it has limited or no experience. New operations require significant capital expenditures and may initially have a negative impact on CPH’s short-term cash flow, net income and results of operations. New start-up locations may not become profitable when projected or ever. In addition, CPH’s industry is highly fragmented and CPH expects to consider acquisition opportunities from time to time when it believes they would enhance CPH’s business and financial performance.

Acquisitions may impose significant strains on the management of CPH (“CPH Management”), operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions may require substantial attention from CPH’s senior management, which will limit the amount of time they have available to devote to CPH’s existing operations. CPH’s ability to realize the expected benefits from any future acquisitions depends in large part on CPH’s ability to integrate and consolidate the new operations with CPH’s existing operations in a timely and effective manner. Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from CPH’s existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on CPH’s business, financial condition or results of operations, which could decrease CPH’s cash flows.

CPH may not realize the anticipated synergies and cost savings from acquisitions.

CPH has completed a number of acquisitions in recent years that it believes present revenue and cost-saving synergy opportunities. However, the integration of recent or future acquisitions may not result in the realization of the full benefits of the revenue and cost synergies that CPH expected at the time or currently expects within the anticipated time frame or at all. Moreover, CPH may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. While CPH anticipates that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed CPH’s estimates. Accordingly, the expected benefits may be offset by costs or delays incurred in integrating the businesses. Failure of recent or future acquisitions to meet CPH’s expectations and be integrated successfully could have a material adverse effect on CPH’s financial condition and results of operations.

CPH has operations throughout the United States and the United Kingdom, which subjects it to multiple federal, state, and local laws and regulations. Moreover, CPH operates at times as a government contractor or subcontractor which subjects it to additional laws, regulations, and contract provisions. Changes in law, regulations, government contract provisions, or other legal requirements, or CPH’s material failure to comply with any of them, can increase CPH’s costs and have other negative impacts on CPH’s business.

As of July 31, 2018, CPH’s 80 locations in the United States, including locations operated by Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Eco-Pan, Inc. (“Eco-Pan”), were situated across approximately 22 states and CPH’s 28 locations in the U.K. are in England, Scotland and Wales. Each of CPH’s sites exposes it to a host of different local laws and regulations. These requirements address multiple aspects of CPH’s operations, such as worker safety, consumer rights, privacy, employee benefits, antitrust, emissions regulations and may also impact other areas of CPH’s business, such as pricing. In addition, government contracts and subcontracts are subject to a wide range of requirements not applicable in the purely commercial context, such as extensive auditing and disclosure requirements; anti-money laundering, antibribery and anti-gratuity rules; political campaign contribution and lobbying limitations; and small and/or disadvantaged business preferences. Even when a government contractor has reasonable policies and practices in place to address these risks and requirements, it is still possible for problems to arise. Moreover, government contracts or subcontracts are generally riskier than commercial contracts, because, when problems arise, the adverse consequences can be severe, including civil false claims (which can involve penalties and treble damages), suspension and debarment, and even criminal prosecution. Moreover, the requirements of laws, regulations, and government contract provisions are often different in different jurisdictions. Changes in these requirements, or any material failure by CPH to comply with them, can increase CPH’s costs, negatively affect CPH’s reputation, reduce CPH’s business, require significant management time and attention and generally otherwise impact CPH’s operations in adverse ways.

CPH is subject to numerous environmental and safety regulations. If CPH is required to incur compliance or remediation costs that are not currently anticipated, CPH’s liquidity and operating results could be materially and adversely affected.

CPH’s facilities and operations are subject to comprehensive and frequently changing federal, state and local laws and regulations relating to environmental protection and health and safety. These laws and regulations govern, among other things, occupational safety, employee relations, the discharge of substances into the air, water and land, the handling, storage, transport, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. CPH has in the past and may in the future fail to comply with applicable environmental and safety regulations. If CPH violates environmental or safety laws or regulations, CPH may be required to implement corrective actions and could be subject to civil or criminal fines or penalties or other sanctions. CPH cannot assure you that it will not have to make significant capital or operating expenditures in the future in order to comply with applicable laws and regulations or that it will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on CPH’s business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance or fuel spills or releases. These liabilities are often joint and several, and may be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. CPH may also have liability for past contamination as successors-in-interest for companies which were acquired or where there was a merger. Accordingly, CPH may become liable, either contractually or by operation of law, for investigation, remediation, monitoring and other costs even if the contaminated property is not presently owned or operated by CPH, or if the contamination was caused by third parties during or prior to CPH’s ownership or operation of the property. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims.

Most of CPH’s properties currently have above or below ground storage tanks for fuel and other petroleum products and oil-water separators (or equivalent wastewater collection/treatment systems). Given the nature of CPH’s operations (which involve the use of diesel and other petroleum products, solvents and other hazardous substances) for fueling and maintaining CPH’s equipment and vehicles, and the historical operations at some of CPH’s properties, CPH may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims or costs that may be material.

CPH’s business depends on favorable relations with CPH’s employees, and any deterioration of these relations, labor shortages or increases in labor costs could adversely affect CPH’s business, financial condition and results of operations and CPH’s collective bargaining agreements and CPH’s relationship with CPH’s union-represented employees could disrupt CPH’s ability to serve CPH’s customers, lead to higher labor costs or the payment of withdrawal liability in connection with multiemployer plans.

As of July 31, 2018, approximately 12% of CPH’s employees in the United States (but none of CPH’s employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which CPH’s employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that CPH’s non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of CPH’s locations could have a material adverse effect on CPH’s business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect CPH’s ability to meet CPH’s customers’ needs.

Furthermore, CPH’s labor costs could increase as a result of the settlement of actual or threatened labor disputes. In addition, CPH’s collective bargaining agreement with CPH’s union in California and Oregon expire in 2019 and 2020, respectively and will need to be renegotiated. CPH’s collective bargaining agreement with CPH’s union in Washington expires in 2037; however, wage rates are up for renegotiations in 2018. CPH cannot assure you that renegotiation of these agreements or wage rates (as applicable) will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

Under CPH’s collective bargaining agreements, CPH is, and has previously been, obligated to contribute to several multiemployer pension plans on behalf of CPH’s unionized employees. A multiemployer pension plan is a defined benefit pension plan that provides pension benefits to the union-represented workers of various generally unrelated companies. Under ERISA, an employer that has an obligation to contribute to an underfunded multiemployer plan, as well as any other entities that are treated as a single employer with such employer under applicable tax and ERISA rules, may become jointly and severally liable, generally upon complete or partial withdrawal from a multiemployer plan, for its proportionate share of the plan’s unfunded benefit obligations. These liabilities are known as “withdrawal liabilities.” Certain of the multiemployer plans to which CPH is obligated to contribute have been in the past and currently remain significantly underfunded. Moreover, due to the level of underfunding, at least one of these multiemployer plans has been and continues to be in “critical status,” meaning, among other things, that the trustees of the plan are required to adopt a rehabilitation plan and CPH is required to pay a surcharge on top of CPH’s regular contributions to the plan.

CPH currently has no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which it currently contributes and CPH has not been assessed any withdrawal liability in the past when it has ceased participating in certain multiemployer plans to which it previously contributed. In addition, CPH believes that the “construction industry” multiemployer plan exception may apply if CPH did withdraw from any of CPH’s current multiemployer plans. The “construction industry” exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a “construction industry” multiemployer plan unless and until (among other things) that employer continues or resumes covered operations in the relevant geographic region without continuing or resuming (as applicable) contributions to the multiemployer plan. If this exception applies, withdrawal liability may be delayed or even inapplicable if CPH ceases participation in any multiemployer plan(s). However, there can be no assurance that CPH will not withdraw from one or more multiemployer plans in the future, that the “construction industry exception” would apply if CPH did withdraw, or that CPH will not incur withdrawal liability if it does withdraw. Accordingly, CPH may be required to pay material amounts of withdrawal liability if one or more of those plans is underfunded at the time of withdrawal and withdrawal liability applies in connection with CPH’s withdrawal. In addition, CPH may incur material liabilities if any multiemployer plan(s) in which it participates requires it to increase CPH’s contribution levels to alleviate existing underfunding and/or becomes insolvent, terminates or liquidates.

Labor relations matters at construction sites where CPH provides services may result in increases in its operating costs, disruptions in its business and decreases in its earnings.

Labor relations matters at construction sites where CPH provides services may result in work stoppages, which would in turn affect CPH’s ability to provide services at such locations. If any such work stoppages were to occur at work sites where CPH provides services, CPH could experience a significant disruption of its operations, which could materially and adversely affect its business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting CPH’s suppliers could adversely impact CPH’s business from time to time.

If CPH determines that its goodwill has become impaired, CPH may incur impairment charges, which would negatively impact CPH’s operating results.

At July 31, 2018, CPH had recorded goodwill of  $47.3 million, $6.9 million, $18.9 million and $4.7 million for the acquisitions of Brundage-Bone, Eco-Pan, Camfaud and Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.

CPH will assess potential impairment of its goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results. An impairment of CPH’s goodwill may have a material adverse effect on CPH’s results of operations.

Turnover of members of CPH Management, staff and pump operators and CPH’s ability to attract and retain key personnel may affect CPH’s ability to efficiently manage CPH’s business and execute CPH’s strategy.

CPH’s business depends on the quality of, and CPH’s ability to attract and retain, CPH’s senior management and staff, and competition in CPH’s industry and the business world for top management talent is generally significant. Although CPH believes it generally has competitive pay packages, it can provide no assurance that CPH’s efforts to attract and retain senior management staff will be successful. In addition, the loss of services of certain members of CPH’s senior management could adversely affect CPH’s business until suitable replacements can be found.

CPH depends upon the quality of its staff personnel, including sales and customer service personnel who routinely interact with and fulfill the needs of its customers, and on CPH’s ability to attract and retain and motivate skilled operators and other associated personnel to operate its equipment in order to provide its concrete pumping services to its customers. There is significant competition for qualified personnel in a number of CPH’s markets, including Texas, Colorado, Utah, and Idaho where CPH faces competition from the oil and gas industry for qualified drivers and operators. There is a limited number of persons with the requisite skills to serve in these positions, and such positions require a significant investment by CPH in initial training of operators of CPH’s equipment. CPH cannot assure you that CPH will be able to locate, employ, or retain such qualified personnel on terms acceptable to CPH or at all. CPH’s costs of operations and selling, general and administrative expenses have increased in certain markets and may increase in the future if CPH is required to increase wages and salaries to attract qualified personnel, and there is no assurance that CPH can increase its prices to offset any such cost increases. There is also no assurance CPH can effectively limit staff turnover as competitors or other employers seek to hire CPH’s personnel. A significant increase in such turnover could negatively affect CPH’s business, financial condition, results of operations and cash flows.

CPH’s credit facilities may limit the business' financial and operating flexibility.

CPH’s credit facilities includes negative covenants restricting its ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit the ability of the respective restricted entities to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of their assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit the flexibility of the respective restricted entities in planning for, or reacting to, changes in the industries in which they operate.

CPH’s business could be hurt if it is unable to obtain capital as required, resulting in a decrease in CPH’s revenue and cash flows.

CPH requires capital for, among other purposes, purchasing equipment to replace existing equipment that has reached the end of its useful life and for growth resulting from expansion into new markets, completing acquisitions and refinancing existing debt. If the cash that CPH generates from its business, together with cash that CPH may borrow under the credit facilities to be entered into pursuant to (i) that certain debt commitment letter, dated September 7, 2018, pursuant to which Wells Fargo, National Association has agreed to make available to the combined company at the Closing a five-year asset based revolving credit facility in an aggregate committed amount of  $60 million and (ii) that certain amended and restated debt commitment letter, dated September 26, 2018, pursuant to which Credit Suisse AG, Stifel Nicolaus & Company Incorporated and Jefferies Finance LLC have agreed to make available to combined company at the Closing a senior secured term loan facility with an aggregate principal amount of  $350 million (together, the “Debt Commitment Letters”), is not sufficient to fund CPH’s capital requirements, CPH will require additional debt or equity financing. If such additional financing is not available to fund CPH’s capital requirements CPH could suffer a decrease in its revenue and cash flows that would have a material adverse effect on CPH’s business. Furthermore, CPH’s ability to incur additional debt is and will be contingent upon, among other things, the covenants contained in the credit facilities to be entered into pursuant to the Debt Commitment Letters. In addition, the credit facilities to be entered into pursuant to the Debt Commitment Letters are expected to place restrictions on CPH’s and CPH’s restricted subsidiaries’ ability to pay dividends and make other restricted payments (subject to certain exceptions). CPH cannot be certain that any additional financing that CPH requires will be available or, if available, will be available on terms that are satisfactory to CPH. If CPH is unable to obtain sufficient additional capital in the future, CPH’s business could be materially adversely affected.

CPH may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.

CPH’s ability to make scheduled payments on or to refinance CPH’s indebtedness obligations, including CPH’s term loan and ABL credit facility, depends on CPH’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond CPH’s control. CPH may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on CPH’s indebtedness.

If CPH’s cash flows and capital resources are insufficient to fund debt service obligations, CPH may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. CPH’s ability to restructure or refinance CPH’s indebtedness will depend on the condition of the capital markets and CPH’s financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require CPH to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict CPH from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of CPH’s credit rating, which could harm CPH’s ability to incur additional indebtedness.

If CPH is unable to collect on contracts with customers, its operating results would be adversely affected.

CPH has billing arrangements with a majority of its customers that provide for payment on agreed terms after CPH’s services are provided. If CPH is unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, CPH’s credit losses could increase significantly above their low historical levels and CPH’s operating results would be adversely affected. Further, delinquencies and credit losses increased during the last recession and generally can be expected to increase during economic slowdowns or recessions.

If CPH is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or CPH’s internal control over financial reporting is not effective, the reliability of CPH’s financial statements may be questioned and CPH’s stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, CPH will eventually be required to document and test its internal control procedures, CPH Management will be required to assess and issue a report concerning CPH’s internal control over financial reporting, and CPH’s independent auditors will be required to issue an opinion on its audit of CPH’s internal control over financial reporting. The rules governing the standards that must be met for management to assess CPH’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, CPH Management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. CPH currently has a material weakness in internal controls over financial reporting as it relates to the accrual, disbursement, and income tax provision review process. If CPH Management cannot remediate material weakness or favorably assess the effectiveness of its internal control over financial reporting or CPH’s auditors identify material weaknesses in its internal controls, investor confidence in CPH financial results may weaken, and CPH’s stock price may suffer.

Disruptions in CPH’s information technology systems due to cyber security threats or other factors could limit CPH’s ability to effectively monitor and control CPH’s operations and adversely affect CPH’s operating results, and unauthorized access to customer information on CPH’s systems could adversely affect CPH’s relationships with CPH’s customers or result in liability.

CPH’s information technology systems, including CPH’s enterprise resource planning system, facilitate CPH’s ability to monitor and control CPH’s assets and operations and adjust to changing market conditions and customer needs. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect CPH’s operating results by limiting CPH’s capacity to effectively monitor and control CPH’s assets and operations and adjust to changing market conditions in a timely manner. Many of CPH’s business records at most of CPH’s branches are still maintained manually, and loss of those records as a result of facility damage, personnel changes or otherwise could also cause such disruptions. In addition, because CPH’s systems sometimes contain information about individuals and businesses, CPH’s failure to appropriately safeguard the security of the data it holds, whether as a result of its own error or the malfeasance or errors of others, could harm CPH’s reputation or give rise to legal liabilities, leading to lower revenue, increased costs and other material adverse effects on CPH’s results of operations.

CPH has taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis. However, a significant disruption or cyber intrusion could adversely affect CPH’s results of operations, financial condition and liquidity. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect CPH’s ability to raise capital.

Fluctuations in fuel costs or reduced supplies of fuel could harm CPH’s business.

Fuel costs represent a significant portion of CPH’s operating expenses and CPH is dependent upon fuel to transport and operate its equipment. CPH could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment to and from job sites and higher costs to operate CPH’s concrete pumps and other equipment. Although CPH is able to pass through the impact of fuel price charges to most of its customers, there is often a lag before such pass-through arrangements are reflected in CPH’s operating results and there may be a limit to how much of any fuel price increases CPH can pass onto its customers. Any such limits may adversely affect CPH’s results of operations.

CPH depends on access to its branch facilities to service its customers and maintain and store its equipment.

CPH depends on its primary branch facilities in the U.S. and U.K., respectively, to store, service and maintain its fleet. These facilities contain most of the specialized equipment CPH requires to service its fleet, in addition to the extensive secure storage areas needed for a significant number of large vehicles. If any of CPH’s facilities were to sustain significant damage or become unavailable to CPH for any reason, including natural disasters, CPH’s operations could be disrupted, which could in turn adversely affect its relationships with its customers and its results of operations and cash flow. Any limitation on CPH’s access to facilities as a result of any breach of, or dispute under, CPH’s leases could also disrupt and adversely affect CPH’s operations.

CPH’s acquisitions made in the U.K. may divert CPH’s resources from other aspects of CPH’s business and require it to incur additional debt, and will subject it to additional and different regulations. Failure to manage these economic, financial, business and regulatory risks may adversely impact CPH’s growth in the U.K. and CPH’s results of operations.

CPH’s expansion into markets in the U.K. required, and may continue to require, it to incur additional debt and divert resources from other aspects of CPH’s business. In addition, CPH may incur difficulties in staffing and managing its U.K. operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. CPH’s success in the U.K. will depend, in part, on CPH’s ability to anticipate and effectively manage these and other risks. CPH’s failure to manage these risks may adversely affect CPH’s growth in the U.K. and lead to increased administrative and other costs.

CPH may be adversely affected by recent developments relating to the U.K.’s referendum vote in favor of leaving the European Union.

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union, which is commonly referred to as Brexit. As a result of this vote, a process of negotiation has begun to determine the terms of Brexit and of the U.K.’s relationship with the European Union going forward. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Any of these effects of Brexit, and others CPH cannot anticipate, could adversely affect the value of CPH’s assets in the U.K., as well as CPH’s business, financial condition, results of operations and cash flows.

Due to the material portion of CPH’s business conducted in currency other than U.S. dollars, CPH has significant foreign currency risk.

CPH’s consolidated financial statements are presented in accordance with United States generally accepted accounting principles, and CPH reports, and will continue to report, its results in U.S. dollars. Some of CPH’s operations are conducted by subsidiaries in the United Kingdom. The results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Any change in the value of the pound sterling against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, CPH’s reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

CPH faces market risks attributable to fluctuations in foreign currency exchange rates and foreign currency exposure on the translation into U.S. dollars of the financial results of CPH’s operations in the United Kingdom. Exchange rate fluctuations could have an adverse effect on CPH’s results of operations. Both favorable and unfavorable foreign currency impacts to CPH’s foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on CPH’s foreign currency-denominated revenue.

Risks Related to Industrea and the Merger

Although Newco has filed an application to list its securities on Nasdaq, there can be no assurance that its securities will be so listed or, if listed, that Newco will be able to comply with the continued listing standards.

Newco has filed a new listing application to list Newco common stock on Nasdaq upon consummation of the Merger in accordance with the requirements of the exchange. As part of the listing process, Newco will be required to provide evidence that it is able to meet the initial listing requirements. There can be no assurance that Newco will be able to meet the initial listing standards of Nasdaq or any other exchange or, if its securities are listed, that Newco will be able to maintain such listing.

In addition, if after listing Nasdaq delists Newco’s securities from trading on its exchange for failure to meet the continued listing standards, Newco and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

•	a decreased ability to issue additional securities or obtain additional financing in the future.

There has been no prior public market for Newco common stock and a market may never develop, which would adversely affect the liquidity and price of Newco common stock.

The Newco common stock is a new issue of securities for which there is no established public market. Newco intends to apply to list the Newco common stock on Nasdaq. However, an active public market for the Newco common stock may not develop or be sustained after the consummation of the Merger, which could affect the ability to sell, or depress the market price of, the Newco common stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become.

In addition, the price of Newco securities after the Merger can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our Sponsor, certain members our board of directors and our officers have interests in the Merger that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of the proposal to approve the Merger and approval of the other proposals described in the Registration Statement.

When considering the Company’s board of directors’ recommendation that our stockholders vote in favor of the approval of the Merger, our stockholders should be aware that the directors and officers of Industrea have interests in the Merger that may be different from, or in addition to, the interests of our stockholders. These interests include:

•	the fact that our initial stockholders have agreed not to redeem any of the founder shares in connection with a stockholder vote to approve a proposed initial business combination;
•	the fact that our initial stockholders paid an aggregate of $25,000 for the founder shares, which in certain circumstances could convert into up to 7,696,078 shares of Class A common stock in accordance with the Company’s current amended and restated certificate of incorporation prior to the completion of the Industrea Merger, and such securities will have a significantly higher value at the time of the Merger, which if unrestricted and freely tradable would be valued at approximately $78,653,917 based on the closing price of our public shares on Nasdaq on October 18, 2018, but, given the restrictions on such shares, we believe such shares have less value;
•	the fact that our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete an initial business combination by August 1, 2019;
•	the fact that our initial stockholders paid an aggregate of $11,100,000 for 11,100,000 private placement warrants and that such private placement warrants will expire worthless if a business combination is not consummated by August 1, 2019;
•	the right of our initial stockholders to receive shares of Newco common stock in connection with the Merger and shares of Newco to be issued to our initial stockholders upon exercise of their private placement warrants following the Merger, subject to certain lock-up periods;
•	the fact that, at the option of our Sponsor, any amounts outstanding under any loan made by our Sponsor or an affiliate of our Sponsor to Industrea in an aggregate amount up to $1,500,000, may be converted into warrants to purchase Newco common stock following the Merger;

•	if the trust account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the trust account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the trust account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party for services rendered or products sold to us, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the trust account;
37

•	the anticipated continuation of six of our existing directors, Messrs. David A.B. Brown, David G. Hall, Brian Hodges, Howard D. Morgan and Tariq Osman and Ms. Heather L. Faust as directors of the post-combination company;
•	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the Merger; and
•	the fact that our Sponsor, officers and directors may not participate in the formation of, or become a director or officer of, any other blank check company until we (i) have entered into a definitive agreement regarding an initial business combination or (ii) fail to complete an initial business combination by August 1, 2019.

Our public stockholders may experience dilution as a consequence of, among other transactions, the issuance of common stock as consideration in the Merger and the issuance of common stock to Argand Partners Fund, LP (the “Argand Investor”) and certain other accredited investors pursuant to subscription agreements entered into in connection with the Merger. Having a minority share position may reduce the influence that our current stockholders have on the management of the post-combination company.

It is anticipated that, upon completion of the Merger, assuming no public stockholders exercise their redemption rights, taking into account (a)  Newco’s Series A Zero-Dividend Convertible Perpetual Preferred Stock on an as-converted basis and (b) all “in-the-money” options that will be issued at the closing of the Merger to certain current and former members of CPH Management: (i) Industrea’s public stockholders will retain an ownership interest of approximately 52% in Newco; (ii) our initial stockholders and the Argand Investor will own approximately 25% in Newco; (iii) CPH Management will own approximately 9% (based on the most recent estimated Rollover amounts for members of CPH Management, which may increase at Closing in accordance with the Rollover Agreements); (iv) Nuveen Alternatives Advisors, LLC, together with one or more of its funds and accounts, will own approximately 6% in Newco; (v) the accredited investor purchasing Industrea common stock pursuant to a subscription agreement entered into in connection with the Merger (the “Lead Common Investor”) will own approximately 4%; (vi) BBCP Investors, LLC will own approximately 2%; and (vii) the former CPH employee shareholders will own approximately 2% in Newco.

These levels of ownership interest assume that no shares are elected to be redeemed and that our initial stockholders have not exercised any of the private placement warrants. The ownership percentages with respect to Newco following the Merger does not take into account (a) warrants to purchase common stock that will remain outstanding immediately following the Merger or (b) the issuance of any shares upon completion of the Merger under the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan (the “Incentive Plan”), a copy of which is attached to the Registration Statement as Annex C, but does include founder shares. Prior to the completion of the Industrea Merger, the outstanding founder shares are expected to convert into Class A common stock in accordance with the Company’s current amended and restated certificate of incorporation, subject to the limitations (i) set forth in an expense reimbursement letter entered into in connection the Merger and (ii) that, in the event that there are no redemptions by public stockholders, the Sponsor has agreed that the conversion ratio for the founder shares shall be no greater than 1:1.0331, such that the number of Class A shares to be issued upon the conversion of the founder shares in such case would be 5,940,632 Class A shares (190,632 of which would be forfeited in connection with the subscription agreement entered into with the Lead Common Investor). As a result, after giving effect to all forfeitures Industrea expects to issue between 4,436,275 and 7,696,078 shares of Class A common stock pursuant to the conversion of the founder shares.

To the extent that any shares of common stock are issued upon exercise of the public warrants or the private placement warrants or under the Incentive Plan”, current Industrea stockholders may experience substantial dilution. Such dilution could, among other things, limit the ability of current Industrea stockholders to influence management of the post-combination company through the election of directors following the Merger.

The financial statements included in Registration Statement do not take into account the consequences to Industrea of a failure to complete a business combination by August 1, 2019.

The financial statements included in the Registration Statement have been prepared assuming that we would continue as a going concern. As discussed in Note 1 of the Registration Statement to Industrea’s financial statements for the period from April 7, 2017 (inception) through December 31, 2017, we are required to complete a business combination by August 1, 2019. The possibility of the Merger not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we consummate the Merger, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $11.50 per share of Class A common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Our ability to successfully effect the Merger and to be successful thereafter will be dependent upon the efforts of our key personnel, including the key personnel of CPH whom we expect to stay with the post-combination company following the Merger. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.

Our ability to successfully effect the Merger is dependent upon the efforts of our key personnel, including the key personnel of CPH. Although some of our key personnel may remain with the post-combination company in senior management or advisory positions following the Merger, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business. We anticipate that some or all of the management of CPH will remain in place.

CPH’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of CPH’s officers could have a material adverse effect on the CPH’s business, financial condition, or operating results. CPH does not maintain key-man life insurance on any of its officers. The services of such personnel may not continue to be available to CPH.

Industrea and CPH will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and third parties may have an adverse effect on Industrea and CPH. These uncertainties may impair our or CPH’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, our or CPH’s business could be harmed.

We may waive one or more of the conditions to the Merger.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the Merger, to the extent permitted by our current certificate of incorporation and bylaws and applicable laws. For example, it is a condition to our obligations to close the Merger that there be no breach of CPH’s representations and warranties as of the closing date. However, if the board of directors of Industrea (the “Industrea Board”) determines that any such breach is not material to the business of CPH, then the Industrea Board may elect to waive that condition and close the Merger. We are not able to waive the condition that our stockholders approve the Merger.

The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Merger may result in a conflict of interest when determining whether such changes to the terms of the Merger or waivers of conditions are appropriate and in our stockholders’ best interest.

In the period leading up to the closing date of the Merger, events may occur that, pursuant to the Merger Agreement, would require us to amend the Merger Agreement, to consent to certain actions taken by the other parties to the Merger Agreement or to waive rights to which Industrea is entitled to under the Merger Agreement. Such events could arise because of changes in the course of CPH’s business, a request by a party to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on CPH’s business and would entitle us to terminate the Merger Agreement. In any of such circumstances, it would be in Industrea’s discretion, acting through the Industrea Board, to grant its consent or waive its rights. The existence of the financial and personal interests of the directors described in the Registration Statement may result in a conflict of interest on the part of one or more of the directors between what he may believe is best for Industrea and our stockholders and what he may believe is best for himself or his affiliates in determining whether or not to take the requested action. As of the date of the Registration Statement, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the Merger has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the transaction that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to the proposal to approve the Merger.

We will incur significant transaction and transition costs in connection with the Merger.

We have incurred and expect to incur significant costs in connection with consummating the Merger and operating as a public company following the consummation of the Merger. We may incur additional costs to retain key employees. All expenses incurred in connection with the Merger Agreement and the Merger, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs.

Industrea’s transaction expenses as a result of the Merger are currently estimated at approximately $25,000,000, including $8,050,000 in deferred underwriting commissions to the underwriters of our initial public offering.

Subsequent to our completion of the Merger, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on CPH, we cannot assure you that this diligence will surface all material issues that may be present in CPH’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of CPH’s business and outside of our and CPH’s control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. Accordingly, any of our stockholders who choose to remain stockholders following the Merger could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the Registration Statement contained an actionable material misstatement or material omission.

We have no operating or financial history and our results of operations may differ significantly from the unaudited pro forma financial data included in the Registration Statement.

We are a blank check company and we have no operating history and no revenues. The Registration Statement includes unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined statement of operations of the post-combination company combines the historical audited results of operations of Industrea for the period ended December 31, 2017 and the unaudited results of Industrea for the nine months ended September 30, 2018 with the historical audited results of operations of CPH for the year ended October 31, 2017 and the unaudited results of CPH for the nine months ended July 31, 2018, respectively, and gives pro forma effect to the Merger as if it had been consummated on January 1, 2017. The unaudited pro forma condensed combined balance sheet of the post-combination company combines the historical unaudited balance sheets of Industrea as of September 30, 2018 and of CPH as of July 31, 2018 and gives pro forma effect to the Merger as if it had been consummated on September 30, 2018.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Merger been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this document.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

•	In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

If the Merger’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of Newco securities may decline.

If the benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of Newco securities may decline. The market value of Newco securities at the time of the Merger may vary significantly from the prices of Industrea’s securities on the date the Merger Agreement was executed, the date of the Registration Statement, or the date on which our stockholders vote on the Merger.

In addition, following the Merger, fluctuations in the price of Newco securities could contribute to the loss of all or part of your investment. Immediately prior to the Merger, there has not been a public market for Newco or CPH’s stock and trading in the shares of Industrea common stock has not been active. Accordingly, the valuation ascribed to CPH and Industrea common stock in the Merger may not be indicative of the price that will prevail in the trading market following the Merger. If an active market for our securities develops and continues, the trading price of Newco securities following the Merger could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and Newco securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of Newco’s securities following the Merger may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	speculation in the press or investment community;
•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to the post-combination company;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving the post-combination company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of Newco common stock available for public sale;

•	any major change in the Newco board of directors or management;

•	sales of substantial amounts of Newco common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

•	Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

•	In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of Newco common stock may cause the market price of its securities to drop significantly, even if its business is doing well.

Pursuant to the Stockholders Agreement:

•	the initial stockholders have agreed not to transfer the founder shares until the earlier of (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of the Newco common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which Newco completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Newco’s stockholders having the right to exchange their shares of Newco common stock for cash, securities or other property;

•	the initial stockholders have agreed not to transfer the private placement warrants until 30 days after the Closing;
•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of Newco common stock acquired by such CPH Management Holder in connection with the Merger for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Newco securities held as of the date of Closing; and
•	each Non-Management CPH Holder (as defined therein) may not transfer any shares of Newco common stock acquired by such Non-Management CPH Holder in connection with the Merger for a period commencing on the date of Closing and ending on the date that is one hundred and eighty (180) days after the Closing.

In addition, certain CPH stockholders and the Initial Stockholders will be entitled to registration rights, subject to certain limitations, with respect to Newco common stock they receive in the Merger pursuant to the Stockholders Agreement to be entered into in connection with the consummation of the Merger. The Stockholders Agreement provides that Newco will, not later than 90 days after the Closing, file a registration statement covering the founder shares, the private placement warrants (including any common stock issued or issuable upon exercise of any such private placement warrants) and the shares of Newco common stock issued to the CPH stockholders at the Closing. In addition, these stockholders will have certain demand and “piggyback” registration rights following the consummation of the Merger. Newco will bear certain expenses incurred in connection with the exercise of such rights. The presence of these additional securities trading in the public market may have an adverse effect on the market price of Newco common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. After the Merger, our initial stockholders will hold between 13% (assuming no redemptions) and 16% (assuming maximum redemptions) of Newco common stock. Our initial stockholders entered into a letter agreement with us, pursuant to which have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until one year after the completion of the Merger or earlier if subsequent to the Merger, (i) the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;
•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;
•	impairment of long-lived assets;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion to new markets; and
•	fluctuations in commodity prices.

If, following the Merger, securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding Newco common stock adversely, then the price and trading volume of Newco common stock could decline.

The trading market for Newco common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on Industrea or the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, Newco’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of Newco common stock would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause Newco’s stock price or trading volume to decline.

The exercise price for our warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of our warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in our initial public offering. The exercise price for our warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Because each warrant is exercisable for only one share of our Class A common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one share of Class A common stock. Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. As a result, warrant holders who did not purchase an even number of warrants must sell any odd number of warrants in order to obtain full value from the fractional interest that will not be issued. This is different from other companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Industrea’s warrants will become exercisable for Newco common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to Newco’s stockholders.

We issued 23,000,000 public warrants as part of our initial public offering, and prior to our initial public offering, we issued 11,100,000 private placement warrants to our Sponsor. Each warrant is exercisable for one share of common stock at $11.50 per share. In addition, prior to consummating an initial business combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the trust account or vote as a class with the Industrea common stock on a business combination. Following the Merger, Industrea’s warrants will become exercisable for shares of Newco common stock. To the extent such warrants are exercised, additional shares of Newco common stock will be issued, which will result in dilution to the holders of common stock of Newco and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Newco common stock.

Newco will be a holding company with no business operations of its own and will depend on cash flow from CPH to meet its obligations.

Following the Merger, Newco will be a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. All of its operations will be conducted by its subsidiary, CPH. As a holding company, Newco will require dividends and other payments from its subsidiaries to meet cash requirements. The terms of any credit facility may restrict Newco’s subsidiaries from paying dividends and otherwise transferring cash or other assets to it. If there is an insolvency, liquidation or other reorganization of any of Newco’s subsidiaries, Newco’s stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before Newco, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If CPH is unable to pay dividends or make other payments to Newco when needed, Newco will be unable to satisfy its obligations.

Anti-takeover provisions contained in Newco’s certificate of incorporation and proposed bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Newco’s certificate of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•	a staggered board of directors providing for three classes of directors, which limits the ability of a stockholder or group to gain control of the Newco board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the right of the Newco board of directors to elect a director to fill a vacancy created by the expansion of the Newco board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the Newco board of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of the Newco board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to the Newco board of directors or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Newco.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of  (i) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Because CPH had revenues during its last fiscal year of approximately $211.2 million, if we expand our business or increase our revenues post-Business Combination, we may cease to be an emerging growth company prior to August 1, 2022.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for securities and our stock price may be more volatile.

There is no guarantee that a stockholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the stockholder in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its public shares in the future following the completion of the Merger or any alternative business combination. Certain events following the consummation of any initial business combination, including the Merger, may cause an increase in our share price, and may result in a lower value realized now than a stockholder of Industrea might realize in the future had the stockholder not redeemed its shares. Similarly, if a stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any initial business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price set forth in the Registration Statement. A stockholder should consult the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

Industrea stockholders who wish to redeem their shares for a pro rata portion of the trust account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline. If stockholders fail to comply with the redemption requirements specified in the Registration Statement, they will not be entitled to redeem their shares of our Class A common stock for a pro rata portion of the funds held in our trust account.

Public stockholders who wish to redeem their shares for a pro rata portion of the trust account must, among other things (i) submit a request in writing and (ii) tender their certificates to Continental Stock Transfer & Trust Company (the “Transfer Agent”) or deliver their shares to the Transfer Agent electronically through the DWAC system at least two business days prior to the Special Meeting. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our Transfer Agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the Transfer Agent. However, because we do not have any control over this process or over the brokers, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

Stockholders electing to redeem their shares will receive their pro rata portion of the trust account less franchise and income taxes payable, calculated as of two business days prior to the anticipated consummation of the Merger.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 7, 2018, by and between Industrea Acquisition Corp., Concrete Pumping Holdings Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc. and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.1 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.1	Non-Management Rollover Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings Acquisition Corp., Industrea Acquisition Corp. and the Rollover Holders party thereto (incorporated by reference to Exhibit 10.1 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.2	Management Rollover Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings Acquisition Corp., Industrea Acquisition Corp. and the Rollover Holders party thereto (incorporated by reference to Exhibit 10.2 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.3	U.K. Share Purchase Agreement, dated September 7, 2018, by and among Lux Concrete Holdings II S.á r.l., Concrete Pumping Holdings Acquisition Corp. and the Vendors party thereto (incorporated by reference to Exhibit 10.3 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.4	Argand Subscription Agreement, dated September 7, 2018, by and among Industrea Acquisition Corp., Concrete Pumping Holdings Acquisition Corp. and Argand Partners Fund, LP (incorporated by reference to Exhibit 10.4 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.5	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.5 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.6	Preferred Stock Subscription Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings Acquisition Corp., Industrea Acquisition Corp. and Nuveen Alternatives Advisors, LLC (incorporated by reference to Exhibit 10.6 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.7	Amended and Restated Commitment Letter, dated September 26, 2018, by and among Concrete Pumping Merger Sub Inc., Credit Suisse Loan Funding LLC, Credit Suisse AG, Jefferies Finance LLC, Stifel Bank & Trust and Stifel Nicolaus & Company, Incorporated

10.8	Commitment Letter, dated September 7, 2018, by and among Concrete Pumping Merger Sub Inc., Credit Suisse Loan Funding LLC and Credit Suisse AG (incorporated by reference to Exhibit 10.8 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

10.9	Expense Reimbursement Letter, dated September 7, 2018, by and among Argand Partners Fund, LP, Industrea Alexandria LLC, Industrea Acquisition Corp., Concrete Pumping Holdings, Inc. and BBCP Investors, LLC (incorporated by reference to Exhibit 10.9 to Industrea Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38166) filed with the SEC on September 7, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTREA ACQUISITION CORP.

	By:	/s/ Joseph Del Toro
Joseph Del Toro
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 19, 2018

