Form 10-KT
period 2018-12-05
Concrete Pumping Holdings, Inc.
filed 2019-01-29
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 to December 5, 2018

Commission File Number: 001-38166

CONCRETE PUMPING HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-1779605
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

6461 Downing Street Denver, Colorado	80229
(Address of Principal Executive Offices)	(Zip Code)

(303) 289-7497

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $32,244,684.72 based upon the market price of $9.86 per share on June 29, 2018. As of January 29, 2019, 28,847,707 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On December 6, 2018 (the “Closing Date”), Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), a Delaware corporation (“New CPH”), consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of September 7, 2018 (the “Merger Agreement”), by and among New CPH, Industrea Acquisition Corp., a Delaware corporation (“Industrea”), Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings, Inc.), a Delaware corporation (“Prior CPH”), and certain subsidiaries of New CPH, pursuant to which (a) a wholly owned indirect subsidiary of New CPH merged with and into Prior CPH, with Prior CPH surviving the merger as a wholly owned indirect subsidiary of New CPH (the “CPH Merger”), and (b) a wholly owned direct subsidiary of New CPH merged with and into Industrea, with Industrea surviving the merger as a wholly owned subsidiary of New CPH (the “Industrea Merger”). The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

Upon the closing of the Business Combination (the “Closing”), all outstanding shares of Industrea’s Class A common stock, par value $0.0001 per share (“Class A common stock”), were exchanged on a one-for-one basis for shares of New CPH’s common stock, par value $0.0001 per share (“New CPH common stock”), and Industrea’s outstanding warrants were assumed by New CPH and became exercisable for shares of New CPH common stock on the same terms as were contained in such warrants prior to the Business Combination. By operation of Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), New CPH is the successor issuer to Industrea and has succeeded to the attributes of Industrea as the registrant, including Industrea’s U.S. Securities and Exchange Commission (“SEC”) file number (001-38166) and CIK Code (0001703956).

In connection with the Closing, New CPH changed its fiscal year end from December 31 to October 31. As a result, this Transition Report on Form 10-KT (this “Transition Report”) is a transition report and includes Industrea’s business and financial information for the transition period from January 1, 2018 through December 5, 2018. We refer in this Transition Report to the period beginning on January 1, 2018 and ended on December 5, 2018 as the “Transition Period.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Transition Report. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•	the benefits of the Business Combination;

•	the future financial performance of the post-combination company following the Business Combination;

•	expansion plans and opportunities; and

•	other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Transition Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the inability to maintain the listing of our common stock and warrants on the Nasdaq Stock Market (“Nasdaq”) following the Business Combination;

•	the risk that the Business Combination disrupts current plans and operations as a result of the announcement and consummation of the transactions described herein;

•	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties described under the section of this Transition Report entitled “Risk Factors.”

PART I

References in this Transition Report to “Industrea” refer to Industrea Acquisition Corp., the reporting company prior to the Business Combination. References to “Prior CPH” refer to Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings, Inc.), a Delaware corporation, prior to the Business Combination. References to “New CPH,” “we,” “us” and “our” refer to Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), the post-combination company and the successor entity to Industrea. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC), a Delaware limited liability company.

Item 1.	Business.

Introduction

Industrea was incorporated in Delaware as a blank check company on April 7, 2017, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Until the consummation of the Business Combination, Industrea did not engage in any operations nor generate any revenue.

On August 1, 2017, Industrea consummated its initial public offering (the “initial public offering”) of 23,000,000 units (the “units”), including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one share of Class A common stock (the shares of Class A common stock included in the units offered, the “public shares”) and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230 million.

Simultaneously with the closing of the initial public offering, Industrea issued to the Sponsor 11,100,000 warrants (the “private placement warrants”), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, at a price of $1.00 per private placement warrant, in a private placement (the “private placement”), generating gross proceeds of $11.1 million. On August 22, 2017, the Sponsor sold 55,500 private placement warrants at their original purchase price to each of Industrea’s five independent directors, or an aggregate of 277,500 private placement warrants for $277,500.

Prior to the consummation of the initial public offering, on April 10, 2017, the Sponsor purchased 5,750,000 shares (the “founder shares”) of Industrea’s Class B common stock, par value $0.0001 (“Class B common stock”), for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of Industrea’s five independent director nominees at their original purchase price.

Upon the closing of the initial public offering and private placement, $234.6 million ($10.20 per unit) of the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“trust account”). At December 5, 2018, Industrea had approximately $3,612 in its operating account and working capital deficit of approximately $10.0 million. As of December 5, 2018, an aggregate of $1.1 million had been withdrawn from the trust account to pay taxes. On December 6, 2018, Industrea withdrew approximately $305,000 out of the trust account to pay for Industrea’s tax estimates.

On September 7, 2018, Industrea entered into the Merger Agreement with New CPH, Prior CPH, certain subsidiaries of New CPH and PGP Investors, LLC, solely in its capacity as the initial Holder Representative thereunder. On December 6, 2018, the parties to the Merger Agreement consummated the transactions contemplated thereby, including (a) a wholly owned direct subsidiary of New CPH with and into Prior CPH, with Prior CPH surviving the merger as a wholly owned subsidiary of New CPH, and (b) the merger of a wholly owned direct subsidiary of New CPH with and into Industrea, with Industrea surviving the merger as a wholly owned subsidiary of New CPH.

Upon the Closing, all outstanding shares of Class A common stock were exchanged on a one-for-one basis for shares of New CPH common stock, and Industrea’s outstanding warrants were assumed by New CPH and became exercisable for shares of New CPH common stock on the same terms as were contained in such warrants prior to the Business Combination. By operation of Rule 12g-3(a) under the Exchange Act, New CPH is the successor issuer to Industrea and has succeeded to the attributes of Industrea as the registrant, including Industrea’s SEC file number (001-38166) and CIK Code (0001703956).

In connection with the Business Combination, 22,337,322 shares of Class A common stock were redeemed at a per share price of approximately $10.36. Upon the Closing, New CPH had 28,847,707 shares of common stock outstanding, 3,270,252 of which were held by non-affiliates of New CPH.

Upon the Closing, New CPH became a holding company whose assets primarily consist of shares of its wholly owned subsidiary, Prior CPH.

Further information regarding the Business Combination and Prior CPH is set forth in (i) the proxy statement/prospectus included in New CPH’s registration statement on Form S-4 (File No. 333-227259), as amended and supplemented, originally filed with the SEC on September 10, 2018 and (ii) New CPH’s Current Report on Form 8-K filed with the SEC on December 10, 2018, as amended by New CPH’s Current Report on Form 8-K/A filed with the SEC on January 29, 2019.

Except as otherwise expressly provided below, this Transition Report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 5, 2018 and prior to the Business Combination, Industrea had five officers. These individuals were not obligated to devote any specific number of hours to our matters but they devoted as much of their time as they deemed necessary to Industrea’s affairs until Industrea completed an initial business combination. Industrea had no full time employees prior to the consummation of the Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Transition Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to New CPH’s Business and Operations

New CPH’s business is cyclical in nature and a slowdown in the economic recovery or a decrease in general economic activity could have a material adverse effect on New CPH’s revenues and operating results.

Substantially all of New CPH’s customer base comes from the commercial, infrastructure and residential construction markets. A worsening of economic conditions or a decrease in available capital for investments could cause weakness in New CPH’s end markets, cause declines in construction and industrial activity, and adversely affect New CPH’s revenue and operating results.

The following factors, among others, may cause weakness in New CPH’s end markets, either temporarily or long-term:

•	the depth and duration of an economic downturn and lack of availability of credit;
•	uncertainty regarding global, regional or sovereign economic conditions;
•	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
•	the cyclical nature of New CPH’s customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
•	an increase in the cost of construction materials;
•	a decrease in investment in certain of New CPH’s key geographic markets;
•	an increase in interest rates;
•	an overcapacity in the businesses that drive the need for construction;
•	adverse weather conditions, which may temporarily affect a particular region or regions;
•	reduced construction activity in New CPH’s end markets;
•	terrorism or hostilities involving the United States or the United Kingdom; change in structural construction designs of buildings (e.g., wood versus concrete); and
•	oversupply of equipment or new entrants into the market causing pricing pressure.

A downturn in any of New CPH’s end markets in one or more of New CPH’s geographic markets caused by these or other factors could have a material adverse effect on New CPH’s business, financial conditions, results of operations and cash flows.

New CPH’s business is seasonal and subject to adverse weather.

Since New CPH’s business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather related conditions affect New CPH’s business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for New CPH’s products and services, and impede New CPH’s ability to deliver and pump concrete efficiently or at all. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect New CPH’s business, financial condition, results of operations, liquidity and cash flows.

New CPH’s revenue and operating results have varied historically from period to period and any unexpected periods of decline could result in an overall decline in New CPH’s available cash flows.

New CPH’s revenue and operating results have varied historically from period to period and may continue to do so. New CPH has identified below certain of the factors that may cause New CPH’s revenue and operating results to vary:

•	seasonal weather patterns in the construction industry on which New CPH relies, with activity tending to be lowest in the winter and spring;
•	the timing of expenditure for maintaining existing equipment, new equipment and the disposal of used equipment;
•	changes in demand for New CPH’s services or the prices it charges due to changes in economic conditions, competition or other factors;
•	changes in the interest rates applicable to New CPH’s variable rate debt, and the overall level of New CPH’s debt;
•	fluctuations in fuel costs;
•	general economic conditions in the markets where New CPH operates;

•	the cyclical nature of New CPH’s customers’ businesses;
•	price changes in response to competitive factors;
•	other cost fluctuations, such as costs for employee-related compensation and benefits;
•	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which New CPH’s business may be dependent in particular regions;
•	potential enactment of new legislation affecting New CPH’s operations or labor relations;
•	timing of acquisitions and new branch openings and related costs;
•	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into New CPH’s existing operations;
•	changes in the exchange rate between the United States dollar and Great Britain pound sterling;
•	potential increased demand from New CPH’s customers to develop and provide new technological services in New CPH’s business to meet changing customer preferences;
•	New CPH’s ability to control costs and maintain quality;
•	New CPH’s effectiveness in integrating new locations and acquisitions; and
•	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of New CPH’s existing debt.

New CPH’s business is highly competitive and competition may increase, which could have a material adverse effect on New CPH’s business.

The concrete pumping industry is highly competitive and fragmented. Many of the markets in which New CPH operates are served by several competitors, ranging from larger regional companies to small, independent businesses with a limited fleet and geographic scope of operations. Some of New CPH’s principal competitors may have more flexible capital structures or may have greater name recognition in one or more of New CPH’s geographic markets than New CPH does and may be better able to withstand adverse market conditions within the industry. New CPH generally competes on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, quality and availability of its fleet of pumping equipment, which is significantly affected by the level of New CPH’s capital expenditures. If New CPH is required to reduce or delay capital expenditures for any reason, including due to restrictions contained in, or debt service payments required by, its credit facilities or otherwise, the ability to replace New CPH’s fleet or the age of New CPH’s fleet may put it at a disadvantage to its competitors and adversely impact New CPH’s ability to generate revenue. In addition, New CPH’s industry may be subject to competitive price decreases in the future, particularly during cyclical downturns in New CPH’s end markets, which can adversely affect revenue, profitability and cash flow. New CPH may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on New CPH’s business, financial condition, results of operations and cash flows.

New CPH is dependent on its relationships with key suppliers to obtain equipment for New CPH’s business.

New CPH depends on a small group of key manufacturers of concrete pumping equipment, and has historically relied primarily on three companies, the largest two of which experienced ownership changes in 2012. New CPH cannot predict the impact on its suppliers of changes in the economic environment and other developments in their respective businesses, and New CPH cannot provide any assurance that its vendors will provide their historically high level of service support and quality. Any deterioration in such service support or quality could result in additional maintenance costs, operational issues, or both. Insolvency, financial difficulties, strategic changes or other factors may result in New CPH’s suppliers not being able to fulfill the terms of their agreements with it, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to New CPH, or may force them to seek to renegotiate existing contracts with New CPH. New CPH believes the market for supplying equipment used in New CPH’s business is increasingly competitive; however, termination of New CPH’s relationship with any of New CPH’s key suppliers, or interruption of New CPH’s access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on New CPH’s business, financial condition, results of operations and cash flows in the event that New CPH is unable to obtain adequate and reliable equipment or supplies from other sources in a timely manner or at all.

If New CPH’s average fleet age increases, New CPH’s offerings may not be as attractive to potential customers and New CPH’s operating costs may increase, impacting New CPH’s results of operations.

As New CPH’s equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. New CPH estimates that its fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. New CPH manages its fleet of equipment according to the wear and tear that a specific type of equipment is expected to experience over its useful life. As of October 31, 2018, the average age of New CPH’s equipment in the United States and the United Kingdom was approximately 10 years and 8 years, respectively, and it is New CPH’s strategy to maintain average fleet age at approximately 10 years. If the average age of New CPH’s equipment increases, whether as a result of New CPH’s inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, New CPH’s investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. New CPH cannot assure you that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on New CPH’s business, financial condition and results of operations. Additionally, as New CPH’s equipment ages, it may become less attractive to potential customers, thus decreasing New CPH’s ability to effectively compete for new business.

The costs of new equipment New CPH uses in its fleet may increase, requiring it to spend more for replacement equipment or preventing it from procuring equipment on a timely basis.

The cost of new equipment for use in New CPH’s concrete pumping fleet could increase due to increased material costs to New CPH’s suppliers or other factors beyond New CPH’s control. Such increases could materially adversely impact New CPH’s financial condition, results of operations and cash flows in future periods. Furthermore, changes in technology or customer demand could cause certain of New CPH’s existing equipment to become obsolete and require it to purchase new equipment at increased costs.

New CPH sells used equipment on a regular basis. New CPH’s fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities it expects.

New CPH continuously evaluates its fleet of equipment as it seeks to optimize its vehicle size and capabilities for its end markets in multiple locations. New CPH therefore seeks to sell used equipment on a regular basis. The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used equipment depends on several factors, including:

•	the market price for comparable new equipment;
•	wear and tear on the equipment relative to its age and the effectiveness of preventive maintenance;
•	the time of year that it is sold;
•	the supply of similar used equipment on the market;
•	the existence and capacities of different sales outlets;
•	the age of the equipment, and the amount of usage of such equipment relative to its age, at the time it is sold;
•	worldwide and domestic demand for used equipment;
•	the effect of advances and changes in technology in new equipment models;
•	changing perception of residual value of used equipment by New CPH’s suppliers; and
•	general economic conditions.

New CPH includes in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in New CPH’s assumptions regarding depreciation could change New CPH’s depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of New CPH’s used concrete pumping equipment at prices that fall significantly below New CPH’s expectations or in lesser quantities than New CPH anticipates could have a negative impact on New CPH’s financial condition, results of operations and cash flows.

New CPH is exposed to liability claims on a continuing basis, which may exceed the level of New CPH’s insurance or not be covered at all, and this could have a material adverse effect on New CPH’s operating performance.

New CPH’s business exposes it to claims for personal injury, death or property damage resulting from the use of the equipment it operates, rents, sells, services or repairs and from injuries caused in motor vehicle or other accidents in which New CPH’s personnel are involved. New CPH’s business also exposes it to worker compensation claims and other employment-related claims. New CPH carries comprehensive insurance, subject to deductibles, at levels it believes are sufficient to cover existing and future claims. Future claims may exceed the level of New CPH’s insurance, and New CPH’s insurance may not continue to be available on economically reasonable terms, or at all. Certain types of claims, such as claims for punitive damages, are not covered by New CPH’s insurance. In addition, New CPH is self-insured for the deductibles on its policies and has established reserves for incurred but not reported claims. If actual claims exceed New CPH’s reserves, New CPH’s results of operation would be adversely affected. Whether or not New CPH is covered by insurance, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

New CPH’s business is subject to significant operating risks and hazards that could result in personal injury or damage or destruction to property, which could result in losses or liabilities to New CPH.

Construction sites are potentially dangerous workplaces and often put New CPH’s employees and others in close proximity with mechanized equipment and moving vehicles. New CPH’s equipment has been involved in workplace incidents and incidents involving mobile operators of New CPH’s equipment in transit in the past and may be involved in such incidents in the future.

New CPH’s safety record is an important consideration for New CPH and for its customers. If serious accidents or fatalities occur, regardless of whether New CPH were at fault, or New CPH’s safety record were to deteriorate, New CPH may be ineligible to bid on certain work, be exposed to possible litigation, and existing service arrangements could be terminated, which could have a material adverse impact on New CPH’s financial position, results of operations, cash flows and liquidity. Adverse experience with hazards and claims could have a negative effect on New CPH’s reputation with New CPH’s existing or potential new customers and New CPH’s prospects for future work.

In the commercial concrete infrastructure market, New CPH’s workers are subject to the usual hazards associated with providing construction and related services on construction sites, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.

Potential acquisitions and expansions into new markets may result in significant transaction expense and expose New CPH to risks associated with entering new markets and integrating new or acquired operations.

New CPH may encounter risks associated with entering new markets in which it has limited or no experience. New operations require significant capital expenditures and may initially have a negative impact on New CPH’s short-term cash flow, net income and results of operations. New start-up locations may not become profitable when projected or ever. In addition, New CPH’s industry is highly fragmented and New CPH expects to consider acquisition opportunities from time to time when it believes they would enhance New CPH’s business and financial performance.

Acquisitions may impose significant strains on New CPH’s management, operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions may require substantial attention from New CPH’s senior management, which will limit the amount of time they have available to devote to New CPH’s existing operations. New CPH’s ability to realize the expected benefits from any future acquisitions depends in large part on New CPH’s ability to integrate and consolidate the new operations with New CPH’s existing operations in a timely and effective manner. Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from New CPH’s existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on New CPH’s business, financial condition or results of operations.

New CPH may not realize the anticipated synergies and cost savings from acquisitions.

New CPH has completed a number of acquisitions in recent years that it believes present revenue and cost-saving synergy opportunities. However, the integration of recent or future acquisitions may not result in the realization of the full benefits of the revenue and cost synergies that New CPH expected at the time or currently expects within the anticipated time frame or at all. Moreover, New CPH may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. While New CPH anticipates that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed New CPH’s estimates. Accordingly, the expected benefits may be offset by costs or delays incurred in integrating the businesses. Failure of recent or future acquisitions to meet New CPH’s expectations and be integrated successfully could have a material adverse effect on New CPH’s financial condition and results of operations.

New CPH has operations throughout the United States and the United Kingdom, which subjects it to multiple federal, state, and local laws and regulations. Moreover, New CPH operates at times as a government contractor or subcontractor which subjects it to additional laws, regulations, and contract provisions. Changes in law, regulations, government contract provisions, or other legal requirements, or New CPH’s material failure to comply with any of them, can increase New CPH’s costs and have other negative impacts on New CPH’s business.

As of October 31, 2018, New CPH’s 80 locations in the United States, including locations operated by Brundage-Bone and Eco-Pan, were situated across approximately 22 states and New CPH’s 28 locations in the U.K. are in England, Scotland and Wales. Each of New CPH’s sites exposes it to a host of different local laws and regulations. These requirements address multiple aspects of New CPH’s operations, such as worker safety, consumer rights, privacy, employee benefits, antitrust, emissions regulations and may also impact other areas of New CPH’s business, such as pricing. In addition, government contracts and subcontracts are subject to a wide range of requirements not applicable in the purely commercial context, such as extensive auditing and disclosure requirements; anti-money laundering, antibribery and anti-gratuity rules; political campaign contribution and lobbying limitations; and small and/or disadvantaged business preferences. Even when a government contractor has reasonable policies and practices in place to address these risks and requirements, it is still possible for problems to arise. Moreover, government contracts or subcontracts are generally riskier than commercial contracts, because, when problems arise, the adverse consequences can be severe, including civil false claims (which can involve penalties and treble damages), suspension and debarment, and even criminal prosecution. Moreover, the requirements of laws, regulations, and government contract provisions are often different in different jurisdictions. Changes in these requirements, or any material failure by New CPH to comply with them, can increase New CPH’s costs, negatively affect New CPH’s reputation, reduce New CPH’s business, require significant management time and attention and generally otherwise impact New CPH’s operations in adverse ways.

New CPH is subject to numerous environmental and safety regulations. If New CPH is required to incur compliance or remediation costs that are not currently anticipated, New CPH’s liquidity and operating results could be materially and adversely affected.

New CPH’s facilities and operations are subject to comprehensive and frequently changing federal, state and local laws and regulations relating to environmental protection and health and safety. These laws and regulations govern, among other things, occupational safety, employee relations, the discharge of substances into the air, water and land, the handling, storage, transport, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. New CPH has in the past and may in the future fail to comply with applicable environmental and safety regulations. If New CPH violates environmental or safety laws or regulations, New CPH may be required to implement corrective actions and could be subject to civil or criminal fines or penalties or other sanctions. New CPH cannot assure you that it will not have to make significant capital or operating expenditures in the future in order to comply with applicable laws and regulations or that it will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on New CPH’s business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance or fuel spills or releases. These liabilities are often joint and several, and may be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. New CPH may also have liability for past contamination as successors-in-interest for companies which were acquired or where there was a merger. Accordingly, New CPH may become liable, either contractually or by operation of law, for investigation, remediation, monitoring and other costs even if the contaminated property is not presently owned or operated by New CPH, or if the contamination was caused by third parties during or prior to New CPH’s ownership or operation of the property. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims.

Most of New CPH’s properties currently have above or below ground storage tanks for fuel and other petroleum products and oil-water separators (or equivalent wastewater collection/treatment systems). Given the nature of New CPH’s operations (which involve the use of diesel and other petroleum products, solvents and other hazardous substances) for fueling and maintaining New CPH’s equipment and vehicles, and the historical operations at some of New CPH’s properties, New CPH may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims or costs that may be material.

New CPH’s business depends on favorable relations with New CPH’s employees, and any deterioration of these relations, labor shortages or increases in labor costs could adversely affect New CPH’s business, financial condition and results of operations and New CPH’s collective bargaining agreements and New CPH’s relationship with New CPH’s union-represented employees could disrupt New CPH’s ability to serve New CPH’s customers, lead to higher labor costs or the payment of withdrawal liability in connection with multiemployer plans.

As of October 31, 2018, approximately 12% of New CPH’s employees in the United States (but none of New CPH’s employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which New CPH’s employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that New CPH’s non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of New CPH’s locations could have a material adverse effect on New CPH’s business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect New CPH’s ability to meet New CPH’s customers’ needs.

Furthermore, New CPH’s labor costs could increase as a result of the settlement of actual or threatened labor disputes. In addition, New CPH’s collective bargaining agreement with New CPH’s union in California and Oregon expire in 2019 and 2020, respectively and will need to be renegotiated. New CPH’s collective bargaining agreement with New CPH’s union in Washington expires in 2037. New CPH cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

Under New CPH’s collective bargaining agreements, New CPH is, and has previously been, obligated to contribute to several multiemployer pension plans on behalf of New CPH’s unionized employees. A multiemployer pension plan is a defined benefit pension plan that provides pension benefits to the union-represented workers of various generally unrelated companies. Under the Employment Retirement Income Security Act of 1974 (“ERISA”), an employer that has an obligation to contribute to an underfunded multiemployer plan, as well as any other entities that are treated as a single employer with such employer under applicable tax and ERISA rules, may become jointly and severally liable, generally upon complete or partial withdrawal from a multiemployer plan, for its proportionate share of the plan’s unfunded benefit obligations. These liabilities are known as “withdrawal liabilities.” Certain of the multiemployer plans to which New CPH is obligated to contribute have been in the past and currently remain significantly underfunded. Moreover, due to the level of underfunding, at least one of these multiemployer plans has been and continues to be in “critical status,” meaning, among other things, that the trustees of the plan are required to adopt a rehabilitation plan and New CPH is required to pay a surcharge on top of New CPH’s regular contributions to the plan.

New CPH currently has no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which it currently contributes and New CPH has not been assessed any withdrawal liability in the past when it has ceased participating in certain multiemployer plans to which it previously contributed. In addition, New CPH believes that the “construction industry” multiemployer plan exception may apply if New CPH did withdraw from any of New CPH’s current multiemployer plans. The “construction industry” exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a “construction industry” multiemployer plan unless and until (among other things) that employer continues or resumes covered operations in the relevant geographic region without continuing or resuming (as applicable) contributions to the multiemployer plan. If this exception applies, withdrawal liability may be delayed or even inapplicable if New CPH ceases participation in any multiemployer plan(s). However, there can be no assurance that New CPH will not withdraw from one or more multiemployer plans in the future, that the “construction industry exception” would apply if New CPH did withdraw, or that New CPH will not incur withdrawal liability if it does withdraw. Accordingly, New CPH may be required to pay material amounts of withdrawal liability if one or more of those plans is underfunded at the time of withdrawal and withdrawal liability applies in connection with New CPH’s withdrawal. In addition, New CPH may incur material liabilities if any multiemployer plan(s) in which it participates requires it to increase New CPH’s contribution levels to alleviate existing underfunding and/or becomes insolvent, terminates or liquidates.

Labor relations matters at construction sites where New CPH provides services may result in increases in its operating costs, disruptions in its business and decreases in its earnings.

Labor relations matters at construction sites where New CPH provides services may result in work stoppages, which would in turn affect New CPH’s ability to provide services at such locations. If any such work stoppages were to occur at work sites where New CPH provides services, New CPH could experience a significant disruption of its operations, which could materially and adversely affect its business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting New CPH’s suppliers could adversely impact New CPH’s business from time to time.

If New CPH determines that its goodwill has become impaired, New CPH may incur impairment charges, which would negatively impact New CPH’s operating results.

At October 31, 2018, New CPH had recorded goodwill of $47.3 million, $6.9 million, $18.4 million and $1.9 million for the acquisitions of Brundage-Bone, Eco-Pan, Camfaud and O’Brien, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.

New CPH will assess potential impairment of its goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results. An impairment of New CPH’s goodwill may have a material adverse effect on New CPH’s results of operations.

Turnover of members of New CPH’s management, staff and pump operators and New CPH’s ability to attract and retain key personnel may affect New CPH’s ability to efficiently manage New CPH’s business and execute New CPH’s strategy.

New CPH’s business depends on the quality of, and New CPH’s ability to attract and retain, New CPH’s senior management and staff, and competition in New CPH’s industry and the business world for top management talent is generally significant. Although New CPH believes it generally has competitive pay packages, it can provide no assurance that New CPH’s efforts to attract and retain senior management staff will be successful. In addition, the loss of services of certain members of New CPH’s senior management could adversely affect New CPH’s business until suitable replacements can be found.

New CPH depends upon the quality of its staff personnel, including sales and customer service personnel who routinely interact with and fulfill the needs of its customers, and on New CPH’s ability to attract and retain and motivate skilled operators and other associated personnel to operate its equipment in order to provide its concrete pumping services to its customers. There is significant competition for qualified personnel in a number of New CPH’s markets, including Texas, Colorado, Utah, and Idaho where New CPH faces competition from the oil and gas industry for qualified drivers and operators. There is a limited number of persons with the requisite skills to serve in these positions, and such positions require a significant investment by New CPH in initial training of operators of New CPH’s equipment. New CPH cannot assure you that New CPH will be able to locate, employ, or retain such qualified personnel on terms acceptable to New CPH or at all. New CPH’s costs of operations and selling, general and administrative expenses have increased in certain markets and may increase in the future if New CPH is required to increase wages and salaries to attract qualified personnel, and there is no assurance that New CPH can increase its prices to offset any such cost increases. There is also no assurance New CPH can effectively limit staff turnover as competitors or other employers seek to hire New CPH’s personnel. A significant increase in such turnover could negatively affect New CPH’s business, financial condition, results of operations and cash flows.

New CPH’s credit facilities may limit the business’ financial and operating flexibility.

New CPH’s credit facilities include negative covenants restricting its ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit the ability of the respective restricted entities to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of their assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit the flexibility of the respective restricted entities in planning for, or reacting to, changes in the industries in which they operate.

New CPH’s business could be hurt if it is unable to obtain capital as required, resulting in a decrease in New CPH’s revenue and cash flows.

New CPH requires capital for, among other purposes, purchasing equipment to replace existing equipment that has reached the end of its useful life and for growth resulting from expansion into new markets, completing acquisitions and refinancing existing debt. If the cash that New CPH generates from its business, together with cash that New CPH may borrow under its credit facilities, is not sufficient to fund New CPH’s capital requirements, New CPH will require additional debt or equity financing. If such additional financing is not available to fund New CPH’s capital requirements New CPH could suffer a decrease in its revenue and cash flows that would have a material adverse effect on New CPH’s business. Furthermore, New CPH’s ability to incur additional debt is and will be contingent upon, among other things, the covenants contained in its credit facilities. In addition, New CPH’s credit facilities place restrictions on New CPH’s and New CPH’s restricted subsidiaries’ ability to pay dividends and make other restricted payments (subject to certain exceptions). New CPH cannot be certain that any additional financing that New CPH requires will be available or, if available, will be available on terms that are satisfactory to New CPH. If New CPH is unable to obtain sufficient additional capital in the future, New CPH’s business could be materially adversely affected.

New CPH may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under applicable debt instruments, which may not be successful.

New CPH’s ability to make scheduled payments on or to refinance New CPH’s indebtedness obligations, including New CPH’s credit facilities, depends on New CPH’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond New CPH’s control. New CPH may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on New CPH’s indebtedness.

If New CPH’s cash flows and capital resources are insufficient to fund debt service obligations, New CPH may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. New CPH’s ability to restructure or refinance New CPH’s indebtedness will depend on the condition of the capital markets and New CPH’s financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require New CPH to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict New CPH from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of New CPH’s credit rating, which could harm New CPH’s ability to incur additional indebtedness.

If New CPH is unable to collect on contracts with customers, its operating results would be adversely affected.

New CPH has billing arrangements with a majority of its customers that provide for payment on agreed terms after New CPH’s services are provided. If New CPH is unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, New CPH’s credit losses could increase significantly above their low historical levels and New CPH’s operating results would be adversely affected. Further, delinquencies and credit losses increased during the last recession and generally can be expected to increase during economic slowdowns or recessions.

If New CPH is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or New CPH’s internal control over financial reporting is not effective, the reliability of New CPH’s financial statements may be questioned and New CPH’s stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, New CPH will eventually be required to document and test its internal control procedures, New CPH’s management will be required to assess and issue a report concerning New CPH’s internal control over financial reporting, and New CPH’s independent auditors will be required to issue an opinion on its audit of New CPH’s internal control over financial reporting. The rules governing the standards that must be met for management to assess New CPH’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, New CPH’s management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. New CPH currently has a material weakness in internal controls over financial reporting as it relates to a) lack of segregation of duties to effectively perform detailed review of account reconciliations and journal entries; b) lack of formally documented precision levels relating to management review controls; and c) insufficient restrictions on admin access for information technology in the U.K. The aforementioned material weaknesses in internal control are primarily driven by a lack of resources as New CPH makes its transition from a private to public entity. If New CPH’s management cannot remediate material weakness or favorably assess the effectiveness of its internal control over financial reporting or New CPH’s auditors identify material weaknesses in its internal controls, investor confidence in New CPH financial results may weaken, and New CPH’s stock price may suffer.

Disruptions in New CPH’s information technology systems due to cyber security threats or other factors could limit New CPH’s ability to effectively monitor and control New CPH’s operations and adversely affect New CPH’s operating results, and unauthorized access to customer information on New CPH’s systems could adversely affect New CPH’s relationships with New CPH’s customers or result in liability.

New CPH’s information technology systems, including New CPH’s enterprise resource planning system, facilitate New CPH’s ability to monitor and control New CPH’s assets and operations and adjust to changing market conditions and customer needs. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect New CPH’s operating results by limiting New CPH’s capacity to effectively monitor and control New CPH’s assets and operations and adjust to changing market conditions in a timely manner. Many of New CPH’s business records at most of New CPH’s branches are still maintained manually, and loss of those records as a result of facility damage, personnel changes or otherwise could also cause such disruptions. In addition, because New CPH’s systems sometimes contain information about individuals and businesses, New CPH’s failure to appropriately safeguard the security of the data it holds, whether as a result of its own error or the malfeasance or errors of others, could harm New CPH’s reputation or give rise to legal liabilities, leading to lower revenue, increased costs and other material adverse effects on New CPH’s results of operations.

New CPH has taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis. However, a significant disruption or cyber intrusion could adversely affect New CPH’s results of operations, financial condition and liquidity. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect New CPH’s ability to raise capital.

Fluctuations in fuel costs or reduced supplies of fuel could harm New CPH’s business.

Fuel costs represent a significant portion of New CPH’s operating expenses and New CPH is dependent upon fuel to transport and operate its equipment. New CPH could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment to and from job sites and higher costs to operate New CPH’s concrete pumps and other equipment. Although New CPH is able to pass through the impact of fuel price charges to most of its customers, there is often a lag before such pass-through arrangements are reflected in New CPH’s operating results and there may be a limit to how much of any fuel price increases New CPH can pass onto its customers. Any such limits may adversely affect New CPH’s results of operations.

New CPH depends on access to its branch facilities to service its customers and maintain and store its equipment.

New CPH depends on its primary branch facilities in the U.S. and U.K., respectively, to store, service and maintain its fleet. These facilities contain most of the specialized equipment New CPH requires to service its fleet, in addition to the extensive secure storage areas needed for a significant number of large vehicles. If any of New CPH’s facilities were to sustain significant damage or become unavailable to New CPH for any reason, including natural disasters, New CPH’s operations could be disrupted, which could in turn adversely affect its relationships with its customers and its results of operations and cash flow. Any limitation on New CPH’s access to facilities as a result of any breach of, or dispute under, New CPH’s leases could also disrupt and adversely affect New CPH’s operations.

New CPH’s acquisitions made in the U.K. may divert New CPH’s resources from other aspects of New CPH’s business and require it to incur additional debt, and will subject it to additional and different regulations. Failure to manage these economic, financial, business and regulatory risks may adversely impact New CPH’s growth in the U.K. and New CPH’s results of operations.

New CPH’s expansion into markets in the U.K. required, and may continue to require, it to incur additional debt and divert resources from other aspects of New CPH’s business. In addition, New CPH may incur difficulties in staffing and managing its U.K. operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. New CPH’s success in the U.K. will depend, in part, on New CPH’s ability to anticipate and effectively manage these and other risks. New CPH’s failure to manage these risks may adversely affect New CPH’s growth in the U.K. and lead to increased administrative and other costs.

New CPH may be adversely affected by recent developments relating to the U.K.’s referendum vote in favor of leaving the European Union.

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union, which is commonly referred to as Brexit. As a result of this vote, a process of negotiation has begun to determine the terms of Brexit and of the U.K.’s relationship with the European Union going forward. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Specifically, New CPH has not identified any additional risk factors under Brexit than those discussed herein. Additionally, New CPH has not identified any trends or potential changes to critical accounting estimates as a result of Brexit. New CPH will continue to assess risk factors and accounting and reporting considerations. Any of these effects of Brexit, and others New CPH cannot anticipate, could adversely affect the value of New CPH’s assets in the U.K., as well as New CPH’s business, financial condition, results of operations and cash flows

Due to the material portion of New CPH’s business conducted in currency other than U.S. dollars, New CPH has significant foreign currency risk.

New CPH’s consolidated financial statements are presented in accordance with GAAP, and New CPH reports, and will continue to report, its results in U.S. dollars. Some of New CPH’s operations are conducted by subsidiaries in the United Kingdom. The results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Any change in the value of the pound sterling against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, New CPH’s reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

New CPH faces market risks attributable to fluctuations in foreign currency exchange rates and foreign currency exposure on the translation into U.S. dollars of the financial results of New CPH’s operations in the United Kingdom. Exchange rate fluctuations could have an adverse effect on New CPH’s results of operations. Both favorable and unfavorable foreign currency impacts to New CPH’s foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on New CPH’s foreign currency-denominated revenue.

Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President of the U.S. signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the United States Congress. The Tax Cuts and Jobs Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on interest deductions, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. New CPH is currently in the process of analyzing the effects of this new legislation on its business, results of operations, financial condition and cash flow pending regulations on previously taxed income. The impact of these new rules is uncertain and could be adverse.

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

Risks Related to New CPH’s Securities

There can be no assurance that New CPH will be able to comply with Nasdaq’s continued listing standards.

If Nasdaq delists New CPH’s securities from trading on its exchange for failure to meet the continued listing standards, New CPH and its security holders could face significant material adverse consequences including:

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

Shares of our common stock have been thinly traded in the past.

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Markets, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of New CPH’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If an active market for our securities develops and continues, the trading price of New CPH’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and New CPH’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of New CPH’s securities following the Business Combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	speculation in the press or investment community;

•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning company or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to New CPH;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving New CPH;
•	changes in New CPH’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of New CPH’s common stock available for public sale;
•	any major change in New CPH’s Board or management;
•	sales of substantial amounts of New CPH’s common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to New CPH could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of New CPH’s common stock may cause the market price of its securities to drop significantly, even if its business is doing well.

Pursuant to the Stockholders Agreement:

•	the Sponsor and Industrea’s independent directors (collectively, the “Initial Stockholders”) have agreed not to transfer the Founder Shares until the earlier of (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of New CPH’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which New CPH completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New CPH’s stockholders having the right to exchange their shares of New CPH’s common stock for cash, securities or other property;
•	the Initial Stockholders have agreed not to transfer the private placement warrants until 30 days after the Closing;
•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of New CPH’s common stock acquired by such CPH Management Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Company securities held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Company securities held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third (1/3) of such CPH Management Holder’s Company securities held as of the date of Closing; and

•	each Non-Management CPH Holder (as defined therein) may not transfer any shares of New CPH’s common stock acquired by such Non-Management CPH Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is one hundred and eighty (180) days after the Closing; and
•	the Argand Investor may not transfer any shares of New CPH's common stock acquired by the Argand Investor in exchange for the Industrea common stock issued to it pursuant to the Argand Subscription Agreement for a period commencing on the date of Closing and ending on (a) if the number of shares issued to BBCP Investors, LLC ("Peninsula") pursuant to the terms of its rollover agreement entered into in connection with the Business Combination does not exceed the Peninsula Threshold (as defined in the Stockholders Agreement), the date that is one hundred and eighty (180) days after the Closing, or (b) if the number of shares issued to Peninsula pursuant to the terms of its rollover agreement entered into in connection with the Business Combination exceeds the Peninsula Threshold, the date that is one year after the Closing.

In addition, certain CPH stockholders and the Initial Stockholders are entitled to registration rights, subject to certain limitations, with respect to New CPH’s common stock they received in the Business Combination pursuant to the Stockholders Agreement entered into in connection with the consummation of the Business Combination. The Stockholders Agreement provides that New CPH will, not later than 90 days after the Closing, file a registration statement covering the Founder Shares, the private placement warrants (including any common stock issued or issuable upon exercise of any such private placement warrants) and the shares of New CPH’s common stock issued to the CPH stockholders at the Closing. In addition, these stockholders will have certain demand and “piggyback” registration rights following the consummation of the Business Combination. New CPH will bear certain expenses incurred in connection with the exercise of such rights. The presence of these additional securities trading in the public market may have an adverse effect on the market price of New CPH’s common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of New CPH’s common stock could decline.

The trading market for New CPH’s common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on New CPH. If no securities or industry analysts commence coverage of New CPH, New CPH’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover New CPH change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of New CPH’s common stock would likely decline. If any analyst who may cover New CPH were to cease coverage of New CPH or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause New CPH’s stock price or trading volume to decline.

Changes in laws or, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. Under the terms of the warrant agreement, we have agreed to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption is available. Notwithstanding the above, if New CPH’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then-outstanding warrants. As a result, the exercise price of our warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased without a warrant holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Initial Stockholders or their permitted transferees.

The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to New CPH’s stockholders.

Industrea issued 23,000,000 public warrants as part of its IPO, and prior to our IPO, Industrea issued 11,100,000 private placement warrants to the Sponsor. Each warrant is exercisable for one share of common stock at $11.50 per share. In connection with the Business Combination, New CPH assumed Industrea’s warrants, and such warrants are exercisable for shares of New CPH’s common stock. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of New CPH’s common stock.

We are a holding company with no business operations of our own and we depend on cash flow from CPH to meet our obligations.

New CPH is a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. All of its operations are conducted by its subsidiary, CPH. As a holding company, New CPH requires dividends and other payments from its subsidiaries to meet cash requirements. The terms of any credit facility may restrict New CPH’s subsidiaries from paying dividends and otherwise transferring cash or other assets to it. If there is an insolvency, liquidation or other reorganization of any of New CPH’s subsidiaries, New CPH’s stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before New CPH, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If CPH is unable to pay dividends or make other payments to New CPH when needed, we will be unable to satisfy our obligations.

Anti-takeover provisions contained in New CPH’s amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws (the “Bylaws”), as well as provisions of Delaware law, could impair a takeover attempt.

The Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•	a staggered board of directors providing for three classes of directors, which limits the ability of a stockholder or group to gain control of New CPH’s Board;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the right of New CPH’s Board to elect a director to fill a vacancy created by the expansion of New CPH’s Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on New CPH’s Board;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of New CPH’s Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to New CPH’s Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of New CPH.

The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by New CPH’s stockholders, which could limit New CPH’s stockholders’ ability to obtain a favorable judicial forum for disputes with New CPH or its directors, officers or employees.

The Charter provides that, unless New CPH consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of New CPH, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of New CPH to New CPH or its stockholders, (iii) any action asserting a claim against New CPH, its directors, officers or employees arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”), the Charter or the Bylaws, or (iv) any action asserting a claim against New CPH, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of  (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) arising under the Securities Act or for which the Court of Chancery does not have subject matter jurisdiction including, without limitation, any claim arising under the Exchange Act, as to which the federal district court for the District of Delaware shall be the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in shares of New CPH’s capital stock will be deemed to have notice of, and consented to, the provisions of the Charter described in the preceding paragraph. However, stockholders will not be deemed to have waived New CPH’s compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with New CPH or its directors, officers or other employees, which may discourage such lawsuits against New CPH and such persons. Alternatively, a court may determine that the choice of forum provision is unenforceable. If a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, New CPH may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of  (i) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Because CPH had revenues during the fiscal year ended October 31, 2018 of approximately $243.2 million, if we expand our business or increase our revenues, we may cease to be an emerging growth company prior to August 1, 2022.

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

The U.S. federal tax treatment of the outstanding warrants, which were exercisable for one share of Class A common stock prior to the Industrea Merger and became exercisable for one share of New CPH common stock following the Industrea Merger, is unclear and, as a result, the U.S. federal income tax consequences to holders of such warrants are also unclear.

There is a substantial risk that the outstanding warrants, which were exercisable for one share of Class A common stock prior to the Industrea Merger and became exercisable for one share of New CPH common stock following the Industrea Merger, will be treated for U.S. federal income tax purposes as having been “exchanged” by the holders of such warrants for new warrants. Because the terms of the warrants were not otherwise changed pursuant to the Industrea Merger and because the terms of the warrants, when originally issued, contemplated, among other things, the warrants becoming exercisable into shares of another corporation under circumstances similar to the Industrea Merger, the warrants becoming exercisable into shares of New CPH common stock should not be treated for U.S. federal income tax purposes as giving rise to an exchange of the warrants for new warrants. Although we intend to take this position, no assurance can be given, however, that the IRS would not assert, or that a court would not sustain a contrary position, and if the warrants were to be treated as having been exchanged for new warrants and such exchange were governed only by Section 351 of the Code and not by Section 368 of the Code, a holder of common stock holding such warrants would be required to recognize gain, but not loss, as a result of the exchange equal to the lesser of (i) such stockholder’s “realized gain” from the exchange (generally the excess of the sum of the fair market value of New CPH common stock received and new warrants treated as having been received over such stockholder’s aggregate tax basis in the common stock exchanged and warrants treated as having been exchanged), or (ii) the fair market value of the new warrants treated as having been received. Please see the section entitled “The Business Combination Proposal — Material United States Federal Income Tax Considerations” in the proxy statement/prospectus, which is incorporated herein by reference.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 6461 Downing Street, Denver, Colorado 80229.

Item 3.	Legal Proceedings.

As of December 5, 2018, there was no material litigation, arbitration or governmental proceeding currently pending against Industrea or any members of its management team in their capacity as such, and Industrea and the members of its management team have not been subject to any such proceeding.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Industrea’s units, common stock and warrants were traded on Nasdaq under the symbols “INDUU,” “INDU” and “INDUW,” respectively. Our common stock and warrants are currently traded on Nasdaq under the symbols “BBCP” and “BBCPW,” respectively. Our warrants are scheduled to cease trading on Nasdaq at the opening of business on January 17, 2019. Following the delisting, we anticipate that the warrants will be quoted on the over-the-counter markets operated by OTC Markets Group under the symbol “BBCPW.” The terms of the warrants are not affected by the delisting, and the warrants may still be exercised in accordance with their terms to purchase shares of the Company’s common stock. The continued listing of the Company’s common stock on under the ticker symbol “BBCP” is also not affected by the delisting of the warrants.

Holders

As of January 28, 2019, there were 30 holders of record of our common stock and 7 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and Industrea did not pay cash dividends prior to the consummation of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017 and during the Transition Period, Industrea did not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On April 10, 2017, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of Industrea’s five independent director nominees at their original purchase price.

Simultaneously with the closing of the initial public offering, Industrea consummated the private placement of 11,100,000 private placement warrants, each exercisable to purchase one share of common stock at a price of $11.50 per share, at a price of $1.00 per private placement warrant, with the Sponsor, generating gross proceeds of $11.1 million. On August 22, 2017, the Sponsor sold 55,500 private placement warrants at their original purchase price to each of Industrea’s five independent directors, or an aggregate of 277,500 private placement warrants for $277,500. The sales of the above securities by Industrea were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On August 1, 2017, Industrea consummated its initial public offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consisted of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock. FBR Capital Markets & Co. and B. Riley & Co, LLC acted as joint book-running managers for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to Industrea of $230 million. Following the closing of the initial public offering and the private placement, an aggregate of $234.6 million was placed in the trust account.

Industrea incurred approximately $13.3 million of offering costs in connection with the initial public offering, inclusive of $8.05 million in deferred underwriting commissions. There was no material change in the planned use of proceeds from the initial public offering as described in Industrea’s final prospectus dated July 26, 2017 which was filed with the SEC.

In connection with the Business Combination, immediately prior to the Closing, (i) pursuant to that certain subscription agreement (the “Argand Subscription Agreement”), dated as of September 7, 2018, by and among New CPH, Industrea and Argand Partners Fund, LP (the “Argand Investor”), Industrea issued to the Argand Investor an aggregate of 5,333,333 shares of Class A common stock for $10.20 per share, for an aggregate cash purchase price of $54.4 million, plus an additional 2,450,980 shares of Class A common stock at $10.20 per share, for an aggregate cash purchase price of $25.0 million, to offset redemptions of Industrea’s public shares in connection with the Business Combination (“Redemptions”); and (ii) pursuant to that certain subscription agreement (the “Common Stock Subscription Agreement”), dated as of September 7, 2018, Industrea issued to an accredited investor (the “Common Investor”) an aggregate of 1,715,686 shares of Class A common stock at a price of $10.20 per share, for an aggregate cash purchase price of $17.5 million, plus an aggregate of 190,632 additional shares of Class A common stock as consideration for such investor’s agreement to purchase Industrea common stock. The shares of Industrea common stock issued to the Argand Investor and the Common Investor were exchanged on a one-for-one basis for shares of New CPH common stock at the Closing.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Transition Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Industrea was a blank check company incorporated on April 7, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Industrea’s sponsor was CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC), a Delaware limited liability company.

On August 1, 2017, Industrea consummated an initial public offering (the “initial public offering”) of 23,000,000 units at $10.00 per unit, including 3,000,000 units issued as a result of the underwriters’ exercise of their over-allotment option in full, generating gross proceeds of $230 million. Each unit consisted of one share of Class A common stock and one public warrant. Each public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Industrea incurred offering costs of $13.3 million, inclusive of $8.05 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, Industrea consummated the private placement of 11,100,000 private placement warrants at a price of $1.00 per private placement warrant with Industrea’s Sponsor generating gross proceeds of approximately $11.1 million. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

On August 22, 2017, the Sponsor sold 55,500 private placement warrants at their original purchase price to each of Industrea’s five independent directors, or an aggregate of 277,500 private placement warrants for $277,500.

Prior to the consummation of the initial public offering, on April 10, 2017, the Sponsor purchased 5,750,000 founder shares, for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of Industrea’s five independent director nominees at their original purchase price.

Upon the closing of the initial public offering and private placement, $234.6 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The funds in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the completion of the Merger.

Business Combination with Concrete Pumping Holdings

On December 6, 2018, Industrea consummated a business combination pursuant to the Merger Agreement, pursuant to which (a) a wholly owned indirect subsidiary of New CPH merged with and into Prior CPH, with Prior CPH surviving the merger as a wholly owned indirect subsidiary of New CPH, and (b) a wholly owned direct subsidiary of New CPH merged with and into Industrea, with Industrea surviving the merger as a wholly owned subsidiary of New CPH. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination”. In connection with the Business Combination, New CPH succeeded to the attributes of Industrea as the registrant and changed its fiscal year end from December 31 to October 31.

Upon the closing of the Business Combination, all outstanding shares of Industrea’s Class A common stock were exchanged on a one-for-one basis for shares of New CPH common stock, and Industrea’s outstanding warrants were assumed by New CPH and became exercisable for shares of New CPH common stock on the same terms as were contained in such warrants prior to the Business Combination. In connection with the Business Combination, 22,337,322 shares of Industrea common stock were redeemed at a per share price of approximately $10.36.

Under the Merger Agreement, New CPH indirectly acquired Prior CPH for aggregate consideration of approximately $182.5 million in cash (excluding amounts deposited in escrow at Closing) and 13,947,323 shares of New CPH common stock that were issued in exchange for shares of Prior CPH’s capital stock prior to the consummation of the CPH Merger pursuant to the Non-Management Rollover Agreement (as defined below) and that certain Management Rollover Agreement, dated September 7, 2018, by and among New CPH, Industrea and members of Prior CPH management party thereto (the “Management Rollover Agreement”). In addition, 2,783,479 of Prior CPH’s options were converted into options of New CPH.

In addition, immediately prior to the Closing, (i) pursuant to the Argand Subscription Agreement, Industrea issued to the Argand Investor an aggregate of 5,333,333 shares of Industrea common stock for $10.20 per share, for an aggregate cash purchase price of $54.4 million, plus an additional 2,450,980 shares of Industrea common stock at $10.20 per share, for an aggregate cash purchase price of $25.0 million, to offset Redemptions; and (ii) pursuant to the Common Stock Subscription Agreement, Industrea issued to the Common Investor an aggregate of 1,715,686 shares of Industrea common stock at a price of $10.20 per share, for an aggregate cash purchase price of $17.5 million, plus an aggregate of 190,632 additional shares of Industrea common stock as consideration for such investor’s agreement to purchase Industrea common stock. The shares of Industrea common stock issued to the Argand Investor and the Common Investor were exchanged on a one-for-one basis for shares of New CPH common stock at the Closing.

Pursuant to the Non-Management Rollover Agreement and the Common Stock Subscription Agreement, immediately prior to the Closing, the Sponsor surrendered to Industrea for cancellation for no consideration an aggregate of 1,202,925 shares of Industrea common stock.

In addition, on the Closing Date, pursuant to that certain subscription agreement, dated as of September 7, 2018 (the “Preferred Stock Subscription Agreement” and collectively with the Argand Subscription Agreement and the Common Stock Subscription Agreement, the “Subscription Agreements”), by and between New CPH and Nuveen, New CPH issued to Nuveen 2,450,980 shares of New CPH’s Series A Zero-Dividend Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) at a price of $10.20 per share, for an aggregate cash purchase price of $25.0 million.

Debt Financing

On the Closing Date, our wholly owned subsidiary, Brundage-Bone Concrete Pumping Holdings Inc. (the “Term Loan Borrower”) entered into (i) a Term Loan Agreement (the “Term Loan Agreement”) among Concrete Pumping Intermediate Acquisition Corp. (“Intermediate Holdings”), New CPH, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners and (ii) a Credit Agreement (the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the lenders party thereto, Wells Fargo Capital Finance (UK) Limited, as UK security agent, New CPH, Intermediate Holdings, Concrete Merger Sub, Brundage-Bone Concrete Pumping, Inc., a Colorado corporation (“Brundage Concrete”), and Eco-Pan, Inc., a Colorado corporation (“Eco-Pan”, and collectively with Concrete Merger Sub, Prior CPH and Brundage Concrete, the “US ABL Borrowers”), and Camfaud Concrete Pumps Limited, a private limited company incorporated and registered under the laws of England and Wales (“Camfaud Concrete”), and Premier Concrete Pumping Limited, a private limited company incorporated and registered under the laws of England and Wales (“Premier”, and together with Camfaud Concrete, the “UK ABL Borrowers”, and the UK ABL Borrowers together with the US ABL Borrowers, collectively, the “ABL Borrowers”).

Term Loan

Maturity, Amortization and Prepayment

The initial term loans advanced under the Term Loan Agreement on the Closing Date will mature and be due and payable in full seven years after the Closing Date, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount thereof. During the first 12 months following the Closing Date, the Term Loan Borrower is required to pay a prepayment premium of 1.00% of the principal amount to be prepaid in connection with a refinancing or repricing by the Term Loan Borrower of all or any portion of the initial term loans the primary purpose of which is to reduce the all-in-yield applicable to such initial term loans (x) with the proceeds of any secured term loans incurred or guaranteed by the Term Loan Borrower or any guarantor under the Term Loan Agreement or (y) in connection with any amendment to the Term Loan Agreement, in either case, (i) having or resulting in an effective interest rate as of the date of such refinancing or repricing that is (and not by virtue of any fluctuation in any “base” rate) less than the effective interest rate applicable to the initial term loans as of the date of such refinancing or repricing and (ii) in the case of a refinancing of such initial term loans, the proceeds of which are used to repay, in whole or in part, the principal of outstanding initial term loans, but excluding, in any such case, any refinancing or repricing of initial term loans in connection with any transformative acquisition or “change of control” transaction. Thereafter, the initial term loans may be prepaid without penalty or premium.

Principal Amounts

The initial terms loans extended under the Term Loan Agreement are in an aggregate principal amount of $357.0 million. In addition, the Term Loan Agreement provides the Borrowers the ability to seek commitments for, and incur, incremental term loans thereunder, subject to certain conditions, in an aggregate principal amount not to exceed to (a) the greater of $40.0 million and 50% of consolidated adjusted EBITDA plus (ii) the aggregate amount of all voluntary prepayments of the term loans plus (iii) an additional unlimited amount upon meeting certain financial metrics.

Interest Rate

Interest on borrowings under the Term Loan Agreement, at the Borrower’s option, will bear interest at either (1) an adjusted Eurodollar rate or (2) an alternate base rate, in each case plus an applicable margin. The applicable margin is 6.00% with respect to Eurodollar borrowings and 5.00% with respect to base rate borrowings.

Security and Guarantees

The term loans under the Term Loan Agreement are guaranteed by New CPH, Intermediate Holdings and the wholly-owned US organized restricted subsidiaries of New CPH, other than certain excluded subsidiaries, and secured by (i) a first priority perfected lien on substantially all property and assets (tangible and intangible, and including all outstanding capital stock of Intermediate Holdings, the Term Loan Borrower and each of New CPH’s direct or indirect subsidiaries) of New CPH, Intermediate Holdings, the Term Loan Borrower and the other guarantors to the extent not constituting US ABL Priority Collateral (as defined in the ABL Credit Agreement section below) (the “Term Loan Priority Collateral”) subject to customary exceptions and limitations, and (ii) a second priority perfected lien on substantially all US ABL Priority Collateral subject to customary exceptions and limitations.

The Term Loan Agreement also includes a number of customary negative covenants.

ABL Facility

Principal Amount and Maturity

The ABL Credit Agreement provides borrowing availability in US Dollars and UK Pounds Sterling equal to the lesser of (a) $60.0 million and (b) the aggregate of the US Borrowing Base (defined below) and the UK Borrowing Base (defined below) (the “Line Cap”).

The US Borrowing Base (the “US Borrowing Base”) is, at any time of determination, an amount equal to the sum of:

•	85% of all of the US ABL Borrowers’ eligible accounts, minus
•	the amount, if any, of the dilution reserve, minus
•	customary reserves.

The UK Borrowing Base (the “UK Borrowing Base”) is, at any time of determination, an amount (net of reserves) equal to the sum of:

•	85% of all of the UK ABL Borrowers’ eligible accounts, minus
•	the amount, if any, of the dilution reserve, plus

•	the lesser of (i) $2,500,000, (ii) 35% of the UK ABL Borrowers’ cost of eligible inventory consisting of finished goods and (ii) 85% of the appraised net orderly liquidation value of the UK ABL Borrowers’ eligible inventory consisting of finished goods, plus
•	the lesser of (i) 100% of the net book value of eligible U.K. rolling stock and (ii) 85% of the appraised NOLV of eligible U.K. rolling stock, plus
•	the lesser of (i) $5,000,000 and (iii) 80% of the hard costs of interim eligible U.K. rolling stock; less
•	in each case, customary reserves.

The ABL Credit Agreement includes borrowing capacity available for standby letters of credit of up to $7.5 million, and for “swingline” loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility.

In addition, the ABL Credit Agreement provides the ABL Borrowers the ability to seek commitments to increase the revolving commitments thereunder, subject to certain conditions, in an aggregate principal amount not to exceed $30.0 million.

Amounts borrowed under the ABL Credit Agreement may be repaid and, subject to the terms and conditions of the ABL Credit Agreement, reborrowed at any time during the term of the ABL Credit Agreement. The loans advanced under the ABL Credit Agreement will mature and be due and payable in full five years after the Closing Date.

Interest Rate

Interest on borrowings in US Dollars under the ABL Credit Agreement, at the Borrower’s option, will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin. Interest on borrowings in UK Pounds Sterling under the ABL Credit Agreement will bear interest at an adjusted LIBOR rate plus an applicable margin. The applicable margin is initially 2.25% with respect to LIBOR Rate borrowings and 1.25% with respect to base rate borrowings. Commencing at the completion of the first full fiscal quarter after the Closing Date, the applicable margin for borrowings under the ABL Credit Agreement are subject to two step-downs of 0.25% and 0.50% based on excess availability levels with respect to the ABL Credit Agreement.

Security and Guarantees

The obligations of the (i) US ABL Borrowers under the ABL Credit Agreement and certain of their obligations under hedging arrangements and cash management arrangements are guaranteed by New CPH, Intermediate Holdings and the wholly-owned US organized restricted subsidiaries of New CPH (the “US Guarantors”) and (ii) the UK ABL Borrowers under the ABL Credit Agreement are unconditionally guaranteed by New CPH, Intermediate Holdings, the US ABL Borrowers, the US Guarantors, Camfaud Group Limited, a private limited company incorporated and registered under the laws of England and Wales, and each existing and subsequently acquired or organized direct or indirect wholly-owned UK organized restricted subsidiary of the UK ABL Borrowers (together with the US Guarantors, the “ABL Guarantors”), in each case, other than certain excluded subsidiaries. The loans under the ABL Credit Agreement are secured by (i) with respect to the obligations of the US ABL Borrowers, (A) a perfected first priority security interest in substantially all personal property of the US ABL Borrowers and the US ABL Guarantors consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “US ABL Priority Collateral”) and (B) a perfected second priority security interest in substantially all of the Term Loan Priority Collateral and (ii) with respect to the obligations of the UK ABL Borrowers, (A) a perfected first-priority security interest in (1) the US ABL Priority Collateral, (2) all of the stock (or other ownership interests) in, and held by, the UK Borrowers, and (3) all of the UK Borrowers and UK Guarantors current and future assets and property, including a first-ranking floating charge over all current and future assets and property of each UK Borrower and UK Guarantor; and (B) a perfected second priority security interest in substantially all of the Term Loan Priority Collateral.

Covenants and Events of Default

The ABL Credit Agreement requires the ABL Borrowers to maintain a minimum fixed charge coverage ratio of 1.00:1.00 at any time when the excess availability under the ABL Credit Agreement is less than the greatest of (i) 10% of the Line Cap, (ii) $5.0 million and (iii) 12.5% of the UK Borrowing Base.

In addition, the ABL Credit Agreement also includes a number of customary negative covenants.

Stockholders Agreement

In connection with the Merger, New CPH, the initial stockholders, Argand Partners Fund, LP (the “Argand Investor”), and certain holders of Prior CPH’s capital stock (“CPH stockholders”), entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement:

•	the initial stockholders have agreed not to transfer a number of shares of New CPH common stock equal to the number of shares of Industrea’s Class A common stock issued upon conversion of Industrea’s Founder Shares, until (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of New CPH common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which New CPH completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New CPH’s stockholders having the right to exchange their shares of New CPH common stock for cash, securities or other property;
•	the initial stockholders have agreed not to transfer the Private Placement Warrants until 30 days after the Closing;
•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of New CPH common stock acquired by such CPH Management Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing;
•	each Non-Management CPH Holder (as defined therein) may not transfer any shares of New CPH common stock acquired by such Non-Management CPH Holder in connection with the Merger for a period commencing on the date of Closing and ending on the date that is 180 days after the Closing; and
•	the Argand Investor may not transfer any shares of New CPH common stock acquired by the Argand Investor in exchange for shares of Industrea’s common stock issued to it pursuant to the Argand Subscription Agreement (as defined below) for a period commencing on the date of Closing and ending on the date that is one year after the Closing.

Notwithstanding the foregoing, transfers of these securities are permitted in certain limited circumstances as set forth in the Stockholders Agreement, including with the prior written consent of the board of directors of New CPH (with any director who has been designated to serve on the Board by or who is an affiliate of the requesting party abstaining from such vote) and to affiliates.

In addition, pursuant to the terms of that certain rollover agreement (the “Non-Management Rollover Agreement”), BBCP Investors, LLC (“Peninsula”) has exercised its right to designate three individuals to serve on CPH’s board of directors (the “Board”), one to serve as a Class I director, one to serve as a Class II director, and one to serve as a Class III director. Under the Stockholders Agreement, Peninsula has nomination rights with respect to: (i) one director for as long as Peninsula beneficially owns more than 5% and up to 15% of the issued and outstanding shares of New CPH common stock; (ii) two individuals for as long as Peninsula beneficially owns more than 15% and up to 25% of the issued and outstanding shares of New CPH common stock; and (iii) three directors for as long as Peninsula owns more than 25% of the issued and outstanding shares of New CPH common stock. If Peninsula’s beneficial ownership falls below one of these thresholds, Peninsula’s nomination right in respect of such threshold will permanently expire. Peninsula designated and New CPH has appointed each of M. Brent Stevens, Matthew Homme and Raymond Cheesman to serve on the Board, effective as of December 9, 2018.

The Stockholders Agreement also provides that New CPH will, not later than 90 days after the Closing, file a registration statement covering the Founder Shares, the private placement warrants (including any CPH’s common stock issued or issuable upon exercise of any such Private Placement Warrants) and the shares of New CPH common stock issued to the CPH stockholders at the Closing. In addition, these stockholders will have certain demand and/or “piggyback” registration rights following the consummation of the Merger. New CPH will bear certain expenses incurred in connection with the exercise of such rights.

Side Letter

In connection with the Closing and the Preferred Stock Subscription Agreement (as defined below), New CPH entered into a letter agreement (the “Side Letter”) with Nuveen Alternatives Advisors, LLC, on behalf of one or more funds or accounts (“Nuveen”), which provides that (i) for so long as Nuveen owns an aggregate of 5% or more of the aggregate number of outstanding shares of New CPH common stock, including the stock into which the Series A Preferred Stock (as defined below) is convertible, and any securities into which New CPH common stock may be reclassified, Nuveen will be entitled to designate one individual to serve as a non-voting board observer of the Board to attend all meetings of the Board; and (ii) Nuveen will have the right to purchase equity securities that are issued by New CPH in any capital raising transaction that occurs after the Closing to the extent necessary to maintain Nuveen’s then-existing pro rata ownership in New CPH on a fully diluted, as-converted basis.

Assignment and Assumption Agreement

In connection with the Closing, New CPH entered into an assumption and assignment agreement (the “Warrant Assignment Agreement”) with Industrea and Continental Stock Transfer & Trust Company, pursuant to which Industrea assigned to New CPH all of its rights, interest and obligations under the warrant agreement governing Industrea’s warrants. Upon the Closing, all of the outstanding warrants to purchase Industrea common stock are exercisable for an equal number of shares of New CPH common stock on the existing terms and conditions of such warrants.

Indemnification Agreements

In connection with the Closing, New CPH entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by New CPH of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to New CPH or, at New CPH’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Results of Operations

Industrea’s entire activity since inception up to July 26, 2017 was in preparation for Industrea’s initial public offering, and since the initial public offering, Industrea’s activity has been limited to the search for a prospective initial business combination. Industrea did not generate any operating revenues prior to the consummation of the Business Combination.

For the period from January 1, 2018 through December 5, 2018, Industrea had net loss of approximately $7.1 million, which consisted of approximately $4.0 million in interest income, offset by approximately $10.1 million in general and administrative costs, approximately $185,000 in franchise tax expense, and approximately $801,000 of income tax expense. Of these general and administrative costs, an aggregate of approximately $8.8 million was in connection with the Business Combination.

For the period from April 7, 2017 (date of inception) through December 31, 2017, Industrea had a net loss of approximately $318,000, which consisted of approximately $935,000 in interest income, offset by approximately $837,000 in general and administrative costs, approximately $147,000 in state franchise taxes and $268,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 5, 2018, Industrea had approximately $3,600 in cash, approximately $3.9 million of interest income available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $10.0 million. On December 6, 2018, Industrea withdrew approximately $305,000 out of the trust account to pay for Industrea’s tax estimates.

Through December 5, 2018, Industrea’s liquidity needs were satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, $224,403 in loans from the Sponsor (which was repaid in full on August 1, 2017), the convertible note from Sponsor for up to $1.5 million (the “Sponsor Convertible Note”), of which approximately $339,000 was withdrawn and was later repaid in full upon consummation of the Merger, the proceeds from the consummation of the private placement not held in trust account, approximately $1.1 million from interest income withdrawn from the trust account to pay franchise and income taxes during the period from January 1, 2018 through December 5, 2018.

In February 2018, Industrea entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential business combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse us for fees incurred in connection with the transaction from December 19, 2017 and through the date of termination. During the first quarter of 2018, Industrea received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying Statement of Operations.

Policy

Class A Common Stock Subject to Possible Redemption

Industrea accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Industrea’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Industrea’s Class A common stock features certain redemption rights that are considered to be outside of Industrea’s control and subject to the occurrence of uncertain future events. Accordingly, at December 5, 2018 and December 31, 2017, 21,118,267 and 21,815,963 shares of Class A common stock subject to possible redemption respectively, are presented as temporary equity, outside of the stockholders’ equity section of Industrea’s balance sheets.

Related Party Transactions

Founder Shares

On April 10, 2017, the Sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of Industrea’s five independent director nominees at their original purchase price. The founder shares automatically converted into shares of Class A common stock just prior to the Business Combination, which shares of Class A common stock were exchanged on a one-for-one basis for shares of New CPH upon the consummation of the Business Combination. The founder shares are subject to transfer restrictions under the Stockholders Agreement entered into in connection with the Business Combination.

Private Placement

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 11,100,000 private placement warrants at $1.00 per private placement warrant, generating gross proceeds of $11.1 million in the aggregate, in a private placement. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the private placement warrants were added to the proceeds from the initial public offering to be held in the trust account. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

On August 22, 2017, the Sponsor sold 55,500 private placement warrants at their original purchase price of $1.00 per private placement warrant to each of Industrea’s five independent directors, or an aggregate of 277,500 private placement warrants for $277,500.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the Business Combination.

Related Party Loans

On August 1, 2017, Industrea repaid in full an aggregate of $224,403 loaned to it by the Sponsor to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing.

On October 9, 2018, Industrea issued the Sponsor Convertible Note, pursuant to which Industrea could borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses. The Sponsor Convertible Note did not bear interest and all unpaid principal under the Sponsor Convertible Note was due and payable in full upon the consummation of the Business Combination. Under the Sponsor Convertible Note, the Sponsor waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account. As of December 5, 2018, Industrea had drawn approximately $339,000 on the Sponsor Convertible Note. The Sponsor did not elect to convert the amounts outstanding into warrants and Industrea fully repaid the Sponsor Convertible Note upon consummation of the Business Combination.

Administrative Support Agreement and Officer and Director Compensation

Industrea had agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, commencing on July 27, 2017 through Industrea’s consummation of an initial business combination.

In addition, Industrea had agreed to pay each of the five independent directors $50,000 per year commencing July 26, 2017 through Industrea’s consummation of a business combination.

Industrea recognized an aggregate of approximately $344,000 in expenses incurred in connection with the aforementioned arrangements with the related parties for period from January 1, 2018 through December 5, 2018, and an aggregate of $159,140 for the period from April 7, 2017 (date of inception) through December 31, 2017 in the accompanying Statements of Operations.

Contractual Obligations

As of December 5, 2018, Industrea did not have any long-term debt, capital or operating lease obligations or purchase obligations.

Underwriting Agreement

Industrea paid an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, upon the consummation of the initial public offering. In addition, $0.35 per unit, or $8.05 million in the aggregate, of deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that Industrea complete an initial business combination, subject to the terms of the underwriting agreement. Industrea paid the deferred underwriting commissions upon closing of the Business Combination.

Off-Balance Sheet Arrangements

As of December 5, 2018 and December 31, 2017, Industrea did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Industrea qualified as an “emerging growth company” and under the JOBS Act was allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. Industrea elected to delay the adoption of new or revised accounting standards, and as a result, Industrea may not have complied with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, Industrea’s financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	35

Balance Sheets as of December 5, 2018 and December 31, 2017	36

Statements of Operations for the period from January 1, 2018 through December 5, 2018 and for the period from April 7, 2017 (date of inception) through December 31, 2017	37

Statement of Changes in Stockholders’ Equity for the period from January 1, 2018 through December 31, 2018 and for the period from April 7, 2017 (date of inception) through December 31, 2017	38

Statements of Cash Flows for the period from January 1, 2018 through December 5, 2018 and for the period from April 7, 2017 (date of inception) through December 31, 2017	39

Notes to Financial Statements	40

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Concrete Pumping Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concrete Pumping Holdings, Inc. (formerly known as Concrete Pumping Holdings Acquisition Corp.), the successor entity to Industrea Acquisition Corp. (the “Company”), as of December 5, 2018 and December 31, 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 1, 2018 through December 5, 2018 and for the period from April 7, 2017 (date of inception) through December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 5, 2018 and December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 through December 5, 2018 and for the period from April 7, 2017 (date of inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

Whippany, New Jersey

January 28, 2019

CONCRETE PUMPING HOLDINGS, INC.

BALANCE SHEETS

	December 5, 2018	December 31, 2017

Assets
Current assets:
Cash	$3,612	$828,555
Prepaid expenses	807,171	272,165
Total current assets	810,783	1,100,720
Cash and marketable securities held in Trust Account	238,473,957	235,195,034
Total assets	$239,284,740	$236,295,754

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,112,686	$205,249
Accrued expenses	47,021	425,181
Accrued expenses - related parties	66,640	92,500
Note payable - related parties	338,700	-
Income tax payable	196,072	-
Franchise tax payable	67,288	-
Total current liabilities	10,828,407	722,930
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	18,878,407	8,772,930

Commitments
Class A common stock, $0.0001 par value; 21,118,267 and 21,815,963 shares subject to possible redemption (at $10.20 per share) at December 5, 2018 and December 31, 2017, respectively	215,406,323	222,522,823

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 5, 2018 and December 31, 2017	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,881,733 and 1,184,037 shares issued and outstanding (excluding 21,118,267 and 21,815,963 shares subject to possible redemption) at December 5, 2018 and December 31, 2017, respectively	188	118
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 5, 2018 and December 31, 2017	575	575
Additional paid-in capital	12,433,404	5,316,974
Accumulated deficit	(7,434,157)	(317,666)
Total stockholders’ equity	5,000,010	5,000,001
Total Liabilities and Stockholders’ Equity	$239,284,740	$236,295,754

The accompanying notes are an integral part of these financial statements.

CONCRETE PUMPING HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Period from	For the Period from
	January 1, 2018	April 7, 2017 (date of inception)
	through December 5, 2018	through December 31, 2017

General and administrative costs	$10,119,630	$837,473
Franchise tax expense	185,205	147,447
Loss from operations	(10,304,835)	(984,920)
Investment income on Trust Account	3,988,884	935,034
Loss before income tax expense	(6,315,951)	(49,886)
Income tax expense	800,540	267,780
Net loss	$(7,116,491)	$(317,666)

Weighted average shares outstanding
Basic and diluted (1)	6,956,392	6,416,126
Net loss per common share
Basic and diluted	$(1.02)	$(0.05)

(1) This number excludes an aggregate of 21,118,267 and 21,815,963 shares of Class A common stock subject to possible redemption for the periods ended December 5, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

CONCRETE PUMPING HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 7, 2017 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, net of offering costs	23,000,000	2,300		-	216,713,190	-	216,715,490
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	11,100,000	-	11,100,000
Common stock subject to possible redemption	(21,815,963)	(2,182)	-	-	(222,520,641)	-	(222,522,823)
Net loss	-	-	-	-	-	(317,666)	(317,666)
Balance - December 31, 2017	1,184,037	$118	5,750,000	$575	$5,316,974	$(317,666)	$5,000,001
Common stock subject to possible redemption	697,696	70	-	-	7,116,430	-	7,116,500
Net loss	-	-	-	-	-	(7,116,491)	(7,116,491)
Balance - December 5, 2018	1,881,733	$188	5,750,000	$575	$12,433,404	$(7,434,157)	$5,000,010

The accompanying notes are an integral part of these financial statements.

CONCRETE PUMPING HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Period from	For the Period from
	January 1, 2018	April 7, 2017 (date of inception)
	through December 5, 2018	through December 31, 2017

Cash Flows from Operating Activities:
Net loss	$(7,116,491)	$(317,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(3,988,884)	(935,034)
Expenses paid by related parties on behalf of the Company	338,700	-
Changes in operating assets and liabilities:
Prepaid expenses	(535,006)	(272,165)
Accounts payable	9,907,437	205,249
Accrued expenses	(378,160)	425,181
Accrued expenses - related parties	(25,860)	92,500
Income tax payable	196,072	-
Franchise tax payable	67,288	-
Net cash used in operating activities	(1,534,904)	(801,935)

Cash Flows from Investing Activities
Interest released from Trust Account	709,961	340,000
Principal deposited in Trust Account	-	(234,600,000)
Net cash provided by (used in) investing activities	709,961	(234,260,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received under loan from related parties	-	224,403
Repayment of loan from related parties	-	(224,403)
Proceeds received from initial public offering, net of offering costs	-	224,765,490
Proceeds received from private placement	-	11,100,000
Net cash provided by financing activities	-	235,890,490

Net change in cash	(824,943)	828,555

Cash - beginning of the period	828,555	-
Cash - end of the period	$3,612	$828,555

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,116,500	$222,522,823
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

The accompanying notes are an integral part of these financial statements.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Industrea Acquisition Corp. (“Industrea”) was incorporated in Delaware on April 7, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of December 5, 2018, Industrea had not commenced any operations. All activity for the period from April 7, 2017 (date of inception) through December 5, 2018 relates to Industrea’s formation, its initial public offering (the “Initial Public Offering”), its search for a business combination and the consummation of the Business Combination (as defined below). Industrea did not generate any operating revenues prior to the completion of the Business Combination. Prior to the Business Combination, Industrea generated non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

On August 1, 2017, Industrea consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230 million and incurring offering costs of approximately $13.3 million, inclusive of $8.05 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, Industrea consummated the private placement (the “Private Placement”) of 11,100,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, with Industrea’s sponsor, CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC), a Delaware limited liability company, generating gross proceeds of $11.1 million. On August 22, 2017, the Sponsor sold 55,500 Private Placement Warrants at their original purchase price to each of Industrea’s five independent directors, or an aggregate of 277,500 Private Placement Warrants for $277,500 (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), or in any open-ended investment company that holds itself out as a money market fund selected by Industrea meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by Industrea, until the completion of the Business Combination.

Industrea provided the holders (the “public stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. The public stockholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Additionally, each public stockholder was permitted elect to redeem their Public Shares irrespective of whether they voted for or against the Business Combination. The initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination.

If Industrea was unable to complete a Business Combination by August 1, 2019, which is 24 months from the closing of the Initial Public Offering (the “Combination Period”), Industrea would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to Industrea to pay Industrea’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of Industrea’s remaining stockholders and Industrea’s board of directors, dissolved and liquidated subject in each case to Industrea’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares if Industrea failed to complete a Business Combination within the Combination Period. However, if the initial stockholders acquired Public Shares in or after the Initial Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such Public Shares if Industrea failed to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event Industrea did not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the other funds held in the Trust Account that would have been available to fund the redemption of the Public Shares. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to Industrea if and to the extent any claims by a vendor for services rendered or products sold to Industrea, or a prospective target business with which Industrea discussed entering into a transaction agreement, reduced the amount of funds in the Trust Account. This liability did not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under Industrea’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not have been responsible to the extent of any liability for such third party claims. Industrea sought to reduce the possibility that the Sponsor would have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which Industrea business, execute agreements with Industrea waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On December 6, 2018 (the “Closing Date”), Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) (“New CPH”), a Delaware corporation, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of September 7, 2018 (the “Merger Agreement”), by and among New CPH, Industrea, Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings, Inc.), a Delaware corporation (“Prior CPH”), and certain subsidiaries of New CPH, pursuant to which (a) a wholly owned indirect subsidiary of New CPH merged with and into Prior CPH, with Prior CPH surviving the merger as a wholly owned indirect subsidiary of New CPH (the “CPH Merger”), and (b) a wholly owned direct subsidiary of New CPH merged with and into Industrea, with Industrea surviving the merger as a wholly owned subsidiary of New CPH. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination” (see Note 9). Upon the closing of the Business Combination (the “Closing”), all outstanding shares of Industrea’s Class A common stock were exchanged on a one-for-one basis for shares of New CPH’s common stock, par value $0.0001 per share (“CPH’s common stock”), and Industrea’s outstanding warrants were assumed by New CPH and became exercisable for shares of New CPH common stock on the same terms as were contained in such warrants prior to the Business Combination. Further information regarding the Business Combination and Prior CPH is set forth in (i) the proxy statement/prospectus included in New CPH’s registration statement on Form S-4 (File No. 333-227259), as amended and supplemented, originally filed with the SEC on September 10, 2018 and (ii) New CPH’s Current Report on Form 8-K filed with the SEC on December 10, 2018, as amended by New CPH’s Current Report on Form 8-K/A filed with the SEC on January 29, 2019.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Industrea has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Industrea, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

This may make comparison of Industrea’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject Industrea to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 5, 2018 and December 31, 2017, Industrea had not experienced losses on these accounts and management believes Industrea was not exposed to significant risks on such accounts.

Financial Instruments

The fair value of Industrea’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

Class A Common Stock Subject to Possible Redemption

Industrea accounted for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Industrea’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Industrea’s Class A common stock featured certain redemption rights that were considered to be outside of Industrea’s control and subject to the occurrence of uncertain future events. Accordingly, at December 5, 2018 and December 31, 2017, respectively, 21,118,267 and 21,815,963 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of Industrea’s balance sheets.

 CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. An aggregate of 21,118,267 and 21,815,963 shares of Class A common stock subject to possible redemption at December 5, 2018 and December 31, 2017, respectively, have been excluded from the calculation of basic loss per common share for the three and nine months ended December 5, 2018 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Industrea did not consider the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase 34,100,000 shares of Industrea’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Income Taxes

Industrea followed the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 5, 2018 and December 31, 2017. Industrea recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 1, 2018 through December 5, 2018 and for the period from April 7, 2017 (date of inception) through December 5, 2018. Industrea was not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Industrea was subject to income tax examinations by major taxing authorities since inception.

At December 5, 2018 and December 31, 2017, Industrea had gross deferred tax assets related federal and state net operating loss carry forwards for income tax purposes of approximately $3.2 million and $0.3 million. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 5, 2018 and December 31, 2017.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on Industrea’s financial statements.

Note 3 — Initial Public Offering

On August 1, 2017, Industrea sold 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consisted of one share of Class A common stock and one Public Warrant. Each Public Warrant entitled the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (Note 6).

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,100,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $11.1 million in the aggregate, in a Private Placement. Each Private Placement Warrant is exercisable to purchase one share of common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If Industrea did not complete a Business Combination within the Combination Period, the Private Placement Warrants would have expired worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and Industrea’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until January 5, 2019.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On April 10, 2017, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of Industrea’s Class B common stock, par value $0.0001 (“Class B common stock”), for an aggregate price of $25,000. In April and May 2017, the Sponsor transferred 28,750 Founder Shares to each of Industrea’s independent director nominees at their original purchase price. The Founder Shares automatically converted into shares of Class A common stock just prior to the Business Combination, which shares of Class A common stock were exchanged on a one-for-one basis for shares of New CPH upon the consummation of the Business Combination. The Founder Shares are subject to certain transfer restrictions set forth in the Stockholders Agreement (as defined in Note 9).

Holders of Founder Shares were also permitted to elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On August 1, 2017, to the underwriters fully exercised their over-allotment option. As a result, 750,000 Founder Shares were no longer subject to forfeiture.

Related Party Loans

Prior to the consummation of the Initial Public Offering, the Sponsor loaned Industrea an aggregate of $224,403 to cover expenses related to such offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing. Industrea fully repaid the Note on August 1, 2017.

On October 9, 2018, Industrea issued a convertible promissory note to the Sponsor (the “Sponsor Convertible Note”), pursuant to which Industrea could borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses. The Sponsor Convertible Note did not bear interest and all unpaid principal under the Sponsor Convertible Note was due and payable in full upon the completion of the Business Combination. The Sponsor had the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants of the post-business combination entity to purchase shares of common stock at a conversion price of $1.00 per warrant. As of December 5, 2018, Industrea had drawn approximately $339,000 on the Sponsor Convertible Note. The Sponsor did not elect to convert the amounts outstanding into warrants and Industrea fully repaid the Sponsor Convertible Note upon consummation of the Business Combination.

Administrative Support Agreement and Officer and Director Compensation

Industrea agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support commencing on the effective date of the Initial Public Offering through Industrea’s consummation of the Business Combination.

In addition, Industrea agreed to pay each of the five independent directors $50,000 per year commencing on the effective date of the Initial Public Offering through Industrea’s consummation of the Business Combination.

Industrea recognized an aggregate of approximately $344,000 in expenses incurred in connection with the aforementioned arrangements with the related parties for period from January 1, 2018 through December 5, 2018, and an aggregate of $159,140 for the period from April 7, 2017 (date of inception) through December 31, 2017 in the accompanying Statements of Operations.

Argand Subscription Agreement

In connection with the Business Combination (see Note 9), on September 7, 2018 Industrea entered into a subscription agreement (the “Argand Subscription Agreement”) with New CPH and Argand Partners Fund, LP (the “Argand Investor”), an affiliate of the Sponsor, for the purpose of funding the Business Combination consideration and paying the costs and expenses incurred in connection therewith and offsetting potential redemptions of Public Shares in connection with the Business Combination. Pursuant to the Argand Subscription Agreement, immediately prior to the Closing, Industrea issued to the Argand Investor (i) an aggregate of 5,333,333 shares of Class A common stock for $10.20 per share, or an aggregate cash purchase price of $54.4 million and (ii) an additional 2,450,980 shares of Class A common stock at $10.20 per share, for an aggregate cash purchase price of $25.0 million, to offset redemptions in connection with the Business Combination (“Redemptions”). Such shares of Class A common stock became shares of New CPH common stock upon the Closing. New CPH also agreed to provide certain registration rights with respect to the shares of Class A common stock issued pursuant to the Argand Subscription Agreement (and corresponding shares of New CPH common stock).

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments & Contingencies

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $8.05 million in the aggregate of deferred underwriting commissions were payable to the underwriters from the amounts held in the Trust Account upon consummation of the Business Combination, subject to the terms of the underwriting agreement. Industrea paid this amount on December 6, 2018.

Reimbursement Agreement

In February 2018, Industrea entered into an expense reimbursement agreement (the “Reimbursement Agreement”) with the sellers of a potential Business Combination target (the “Sellers”). Discussions regarding the proposed transaction were terminated in February 2018. Pursuant to the terms of the Reimbursement Agreement, the Sellers agreed to reimburse Industrea for fees incurred, in connection with the transaction, from December 19, 2017 and through the date of termination. During the first quarter of 2018, Industrea received $1,275,067 from the Sellers as the final settlement of amounts owed under the Reimbursement Agreement. The reimbursement amount was recorded as offset against general and administrative costs in the accompanying Statement of Operations for the period from January 1, 2018 through ended December 5, 2018.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — Industrea was authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 5, 2018 and December 31, 2017, there were 23,000,000 shares of Class A common stock issued and outstanding, including 21,118,267 and 21,815,963 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — Industrea was authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock were entitled to one vote for each share. As of December 5, 2018 and December 31, 2017, there were 5,750,000 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock voted together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment.

Preferred Stock — Industrea was authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as determined from time to time by Industrea’s board of directors. As of December 5, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about Industrea’s assets that are measured on a recurring basis as of December 5, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that Industrea utilized to determine such fair value.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 5, 2018

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash	$238,473,957

December 31, 2017

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$235,195,034

All of the balance in the Trust Account as of December 5, 2018 was held in cash and approximately $15,600 of the balance in the Trust Account as of December 31, 2017 was held in cash.

Note 9 — Subsequent Events

Withdraw from Trust Account

On December 6, 2018, Industrea withdrew approximately $305,000 out of its Trust Account to pay for its income and franchise tax estimates.

Amended and Restated Charter

On December 6, 2018, New CPH filed an amended and restated certificate of incorporation to increase its authorized shares of common stock and preferred stock to 500,000,000 and 10,000,000, respectively.

Business Combination

The Business Combination was completed on December 6, 2018, pursuant to which (a) a wholly owned indirect subsidiary of New CPH merged with and into Prior CPH, with Prior CPH surviving the merger as a wholly owned indirect subsidiary of New CPH, and (b) a wholly owned direct subsidiary of New CPH merged with and into Industrea, with Industrea surviving the merger as a wholly owned subsidiary of New CPH.

Upon the closing of the Business Combination, all outstanding shares of Industrea’s Class A common stock were exchanged on a one-for-one basis for shares of New CPH’s common stock, and Industrea’s outstanding warrants were assumed by New CPH and became exercisable for shares of New CPH’s common stock on the same terms as were contained in such warrants prior to the Business Combination. By operation of Rule 12g-3(a) under the Exchange Act, New CPH is the successor issuer to Industrea and has succeeded to the attributes of Industrea as the registrant, including Industrea’s SEC file number (001-38166) and CIK Code (0001703956).

In connection with the Business Combination, 22,337,322 shares of Industrea common stock were redeemed at a per share price of approximately $10.36. Under the Merger Agreement, New CPH indirectly acquired Prior CPH for aggregate consideration of approximately $182.5 million in cash (excluding amounts deposited in escrow at Closing) and 13,947,323 shares of New CPH’s common stock (valued at $10.20 per share) that were issued in exchange for shares of Prior CPH’s capital stock prior to the consummation of the CPH Merger pursuant to the Non-Management Rollover Agreement (as defined below) and that certain Management Rollover Agreement, dated September 7, 2018, by and among New CPH, Industrea and members of Prior CPH management party thereto (the “Management Rollover Agreement”). In addition, 2,783,479 of Prior CPH’s options were converted into options of New CPH.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, immediately prior to the Closing, (i) pursuant to the Argand Subscription Agreement, Industrea issued to the Argand Investor an aggregate of 5,333,333 shares of Industrea common stock for $10.20 per share, for an aggregate cash purchase price of $54.4 million, plus an additional 2,450,980 shares of Industrea common stock at $10.20 per share, for an aggregate cash purchase price of $25.0 million, to offset Redemptions; and (ii) pursuant to that certain subscription agreement (the “Common Stock Subscription Agreement”), dated as of September 7, 2018, Industrea issued to an accredited investor (the “Common Investor”) an aggregate of 1,715,686 shares of Industrea common stock at a price of $10.20 per share, for an aggregate cash purchase price of $17.5 million, plus an aggregate of 190,632 additional shares of Industrea common stock as consideration for such investor’s agreement to purchase Industrea common stock. The shares of Industrea common stock issued to the Argand Investor and the Common Investor were exchanged on a one-for-one basis for shares of New CPH common stock at the Closing.

Pursuant to the Non-Management Rollover Agreement and the Common Stock Subscription Agreement, immediately prior to the Closing the Sponsor surrendered to Industrea for cancellation for no consideration an aggregate of 1,202,925 shares of Industrea common stock.

In addition, on the Closing Date, pursuant to that certain subscription agreement, dated as of September 7, 2018 (the “Preferred Stock Subscription Agreement” and collectively with the Argand Subscription Agreement and the Common Stock Subscription Agreement, the “Subscription Agreements”), New CPH issued to Nuveen 2,450,980 shares of New CPH Series A Zero-Dividend Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) at a price of $10.20 per share, for an aggregate cash purchase price of $25.0 million.

Debt Financing

On the Closing Date, New CPH’s wholly owned subsidiary, Brundage-Bone Concrete Pumping Holdings Inc. (the “Term Loan Borrower”) entered into (i) a Term Loan Agreement (the “Term Loan Agreement”) among New CPH, Concrete Pumping Intermediate Acquisition Corp. (“Intermediate Holdings”), Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners and (ii) a Credit Agreement (the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the lenders party thereto, Wells Fargo Capital Finance (UK) Limited, as UK security agent, New CPH, Intermediate Holdings, Concrete Merger Sub, Brundage-Bone Concrete Pumping, Inc., a Colorado corporation (“Brundage Concrete”), and Eco-Pan, Inc., a Colorado corporation (“Eco-Pan”, and collectively with Concrete Merger Sub, Prior CPH and Brundage Concrete, the “US ABL Borrowers”), and Camfaud Concrete Pumps Limited, a private limited company incorporated and registered under the laws of England and Wales (“Camfaud Concrete”), and Premier Concrete Pumping Limited, a private limited company incorporated and registered under the laws of England and Wales (“Premier”, and together with Camfaud Concrete, the “UK ABL Borrowers”, and the UK ABL Borrowers together with the US ABL Borrowers, collectively, the “ABL Borrowers”).

Term Loan

Maturity, Amortization and Prepayment

The initial term loans advanced under the Term Loan Agreement on the Closing Date will mature and be due and payable in full seven years after the Closing Date, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount thereof.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Principal Amounts

The initial terms loans extended under the Term Loan Agreement are in an aggregate principal amount of $357.0 million.

Interest Rate

Interest on borrowings under the Term Loan Agreement, at the Borrower’s option, will bear interest at either (1) an adjusted Eurodollar rate or (2) an alternate base rate, in each case plus an applicable margin. The applicable margin is 6.00% with respect to Eurodollar borrowings and 5.00% with respect to base rate borrowings.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

ABL Facility

Principal Amount and Maturity

The ABL Credit Agreement provides borrowing availability in US Dollars and UK Pounds Sterling up to a maximum of $60,000,000.

The ABL Credit Agreement includes borrowing capacity available for standby letters of credit of up to $7.5 million, and for other loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility.

In addition, the ABL Credit Agreement provides the ABL Borrowers the ability to seek commitments to increase the revolving commitments thereunder, subject to certain conditions, in an aggregate principal amount not to exceed $30.0 million.

Amounts borrowed under the ABL Credit Agreement may be repaid and, subject to the terms and conditions of the ABL Credit Agreement, reborrowed at any time during the term of the ABL Credit Agreement. The loans advanced under the ABL Credit Agreement will mature and be due and payable in full five years after the Closing Date. The ABL Credit Agreement also includes certain financial covenants.

Interest Rate

Interest on borrowings in US Dollars under the ABL Credit Agreement, at the Borrower’s option, will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin. Interest on borrowings in UK Pounds Sterling under the ABL Credit Agreement will bear interest at an adjusted LIBOR rate plus an applicable margin. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Stockholders Agreement

In connection with the Business Combination, New CPH, the initial stockholders, the Argand Investor, and certain holders of Prior CPH’s capital stock (“CPH stockholders”) entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement:

•	the initial stockholders have agreed not to transfer a number of shares of New CPH’s common stock equal to the number of shares of Industrea’s Class A common stock issued upon conversion of the Founder Shares, until (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of New CPH’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which New CPH completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New CPH’s stockholders having the right to exchange their shares of New CPH’s common stock for cash, securities or other property;

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

•	the initial stockholders have agreed not to transfer the Private Placement Warrants until 30 days after the Closing;
•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of New CPH’s common stock acquired by such CPH Management Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing;
•	each Non-Management CPH Holder (as defined therein) may not transfer any shares of New CPH’s common stock acquired by such Non-Management CPH Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is 180 days after the Closing; and
•	the Argand Investor may not transfer any shares of New CPH’s common stock acquired by the Argand Investor in exchange for shares of Industrea’s common stock issued to it pursuant to the Argand Subscription Agreement (as defined below) for a period commencing on the date of Closing and ending on the date that is one year after the Closing.

Notwithstanding the foregoing, transfers of these securities are permitted in certain limited circumstances as set forth in the Stockholders Agreement, including with the prior written consent of the board of directors of New CPH (the “Board”) (with any director who has been designated to serve on the Board by or who is an affiliate of the requesting party abstaining from such vote) and to affiliates.

In addition, pursuant to the terms of that certain rollover agreement (the “Non-Management Rollover Agreement”), BBCP Investors, LLC (“Peninsula”) has exercised its right to designate three individuals to serve on the Board, one to serve as a Class I director, one to serve as a Class II director, and one to serve as a Class III director. Under the Stockholders Agreement, Peninsula has nomination rights with respect to: (i) one director for as long as Peninsula beneficially owns more than 5% and up to 15% of the issued and outstanding shares of New CPH’s common stock; (ii) two individuals for as long as Peninsula beneficially owns more than 15% and up to 25% of the issued and outstanding shares of New CPH’s common stock; and (iii) three directors for as long as Peninsula owns more than 25% of the issued and outstanding shares of New CPH’s common stock. If Peninsula’s beneficial ownership falls below one of these thresholds, Peninsula’s nomination right in respect of such threshold will permanently expire. Peninsula designated and New CPH has appointed each of M. Brent Stevens, Matthew Homme and Raymond Cheesman to serve on the Board, effective as of December 9, 2018.

The Stockholders Agreement also provides that New CPH will, not later than 90 days after the Closing, file a registration statement covering the Founder Shares, the private placement warrants (including any New CPH’s common stock issued or issuable upon exercise of any such Private Placement Warrants) and the shares of New CPH’s common stock issued to the New CPH stockholders at the Closing. In addition, these stockholders will have certain demand and/or “piggyback” registration rights following the consummation of the Business Combination. New CPH will bear certain expenses incurred in connection with the exercise of such rights.

Side Letter

In connection with the Closing and the Preferred Stock Subscription Agreement (as defined below), New CPH entered into a letter agreement (the “Side Letter”) with Nuveen Alternatives Advisors, LLC, on behalf of one or more funds or accounts (“Nuveen”), which provides that (i) for so long as Nuveen owns an aggregate of 5% or more of the aggregate number of outstanding shares of New CPH’s common stock, including the stock into which the Series A Preferred Stock (as defined below) is convertible, and any securities into which New CPH’s common stock may be reclassified, Nuveen will be entitled to designate one individual to serve as a non-voting board observer of the Board to attend all meetings of the Board; and (ii) Nuveen will have the right to purchase equity securities that are issued by New CPH in any capital raising transaction that occurs after the Closing to the extent necessary to maintain Nuveen’s then-existing pro rata ownership in New CPH on a fully diluted, as-converted basis.

CONCRETE PUMPING HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Assignment and Assumption Agreement

In connection with the Closing, New CPH entered into an assumption and assignment agreement (the “Warrant Assignment Agreement”) with Industrea and Continental Stock Transfer & Trust Company, pursuant to which Industrea assigned to New CPH all of its rights, interest and obligations under the warrant agreement governing Industrea’s warrants. Upon the Closing, all of the outstanding warrants to purchase Industrea common stock are exercisable for an equal number of shares of New CPH’s common stock on the existing terms and conditions of such warrants.

Indemnification Agreements

In connection with the Closing, New CPH entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by New CPH of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to New CPH or, at New CPH’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 5, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Industrea. Management assessed the effectiveness of our internal control over financial reporting as of December 5, 2018. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 5, 2018.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of New CPH, Industrea’s successor entity, as of January 29, 2019 are as follows:

Name	Age	Position(s) Held
Bruce Young	59	Chief Executive Officer and Director
Iain Humphries	44	Chief Financial Officer and Director
David Anthony Faud	52	Managing Director, U.K.
David A.B. Brown	75	Chairman of the Board
Tariq Osman	40	Vice Chairman of the Board
Raymond Cheesman(1)	59	Director
Heather L. Faust	39	Director
David G. Hall	60	Director
Brian Hodges	65	Director
Matthew Homme(1)	39	Director
Howard D. Morgan	56	Director
John M. Piecuch	70	Director
M. Brent Stevens(1)	58	Director

(1)	Pursuant to the terms of the Non-Management Rollover Agreement, Peninsula designated each of M. Brent Stevens, Matthew Homme and Raymond Cheesman to serve on our board of directors. Under the Stockholders Agreement, Peninsula has nomination rights with respect to: (i) one director for as long as Peninsula beneficially owns more than 5% and up to 15% of the issued and outstanding shares of New CPH common stock; (ii) two individuals for as long as Peninsula beneficially owns more than 15% and up to 25% of the issued and outstanding shares of New CPH common stock; and (iii) three directors for as long as Peninsula owns more than 25% of the issued and outstanding shares of New CPH common stock. If Peninsula’s beneficial ownership falls below one of these thresholds, Peninsula’s nomination right in respect of such threshold will permanently expire.

Bruce Young, 59, has served as our Chief Executive Officer and a member of our board of directors since the consummation of the Business Combination. Mr. Young has been the President and Chief Executive Officer of Prior CPH since 2008 and joined Prior CPH in 1985. Mr. Young was appointed as the Chief Executive Officer of the Brundage-Bone brand in 2008. Prior to that, Mr. Young managed the concrete pumping operations for Brundage-Bone from 2001 to 2008. Mr. Young has also served as Chief Executive Officer of Eco-Pan since its founding in 1999. Mr. Young started his career in the concrete pumping industry in 1980 with O’Brien Concrete Pumping, eventually moving on to start his own concrete pumping company.

We believe that Mr. Young is qualified to serve on our board of directors based on his historic knowledge of Prior CPH and his extensive industry experience.

Iain Humphries, 44, has served as our Chief Financial Officer and Secretary and a member of our board of directors since the consummation of the Business Combination. Mr. Humphries has served as the Chief Financial Officer of Prior CPH since November 2016. Prior to joining Prior CPH, Mr. Humphries was the Chief Financial Officer of Wood Group PSN Americas from August 2013 to August 2016, having joined Wood Group PLC in 2005. Mr. Humphries has spent eleven years working in various finance leadership roles based in the United States and has over 20 years of international financial and management experience in the oil & gas, power generation and public accounting sectors. He is a Chartered Accountant of the Institute of Chartered Accountants of Scotland (ICAS) and holds a 1st Class Honors Degree in Accounting & Finance from The Robert Gordon University located in Aberdeen, Scotland.

We believe that Mr. Humphries is qualified to serve on our board of directors based on his knowledge of Prior CPH and his extensive international financial and managerial experience.

David Anthony “Tony” Faud, 52, has served as our Managing Director, U.K. since the consummation of the Business Combination. Mr. Faud has been Managing Director of Prior CPH’s U.K. operations since 2002. As one of only eight registered Construction Plan Competence Scheme instructors in the U.K., Mr. Faud has led Camfaud to become the region’s market leader. He has over 30 years of industry experience and has been instrumental in the growth and success of Camfaud, having joined the company in 1982.

David A.B. Brown, 75, has been our Chairman since the consummation of the Business Combination. Mr. Brown has been Industrea’s Non-Executive Chairman since July 2017. Mr. Brown was the Chairman of the board of directors of Layne Christensen Company (Nasdaq: LAYN), a global water management, construction and drilling company, from May 2005 until June 2018 and served as its President and Chief Executive Officer from June 2014 to January 2015. In addition, Mr. Brown has served on the board of directors of EMCOR Group, Inc. (NYSE: EME) since December 1994, of Hercules Offshore, Inc. (OTC: HERO), an energy services company, from February 2015 to December 2016 and of Williams Industrial Service Group Inc. (OTC: WLMS) since May 2016. Mr. Brown served as the Chairman of the board of directors of Pride until Pride’s acquisition by Ensco (NYSE: ESV) in May 2011 for approximately $8.6 billion, and he served as a member of Ensco’s board of directors from May 2011 to May 2014. Mr. Brown also previously served as the co-founder and President of The Windsor Group, Inc., and a director of numerous other companies in the energy industry. Mr. Brown is a Chartered Public Accountant. He earned his Bachelor of Commerce and a Masters in Accounting from McGill University and an M.B.A. from Harvard Business School.

We believe that Mr. Brown is qualified to serve on our board of directors based on his extensive leadership and business experience; his strong background in finance and public company governance; and his network of contacts in the industrial manufacturing and services industry.

Tariq Osman, 40, has been a member of our board of directors since August 29, 2018. Mr. Osman has been Industrea’s Executive Vice President and a member of the Industrea Board since April 2017. Mr. Osman has been a co-founder, Partner and Managing Director of Argand as well as a member of its Management Committee and Investment Committee since September 2015. Previously, he was a Managing Director at Castle Harlan (and its affiliate, CHAMP), where he worked from January 2003 to July 2015, where he focused on private equity transactions across a wide range of industries, including portfolio management work for Shelf Drilling, Gold Star Foods, Caribbean Restaurants, International Energy Services, Blue Star Group and Austar United Communications. In addition, he served as a Managing Partner of CHI Private Equity from February 2015 to July 2015. Mr. Osman also previously worked at McKinsey & Company as a management consultant. In this role, he advised clients in the oil and gas, mining, construction and telecommunications sectors on strategy and operational improvements. Mr. Osman began his career in Australia as an engineer at Gutteridge, Haskins & Davey, working on oil and gas, mining and government infrastructure projects. He has been Chairman of the board of directors of Sigma Electric since October 2016, Chairman of the board of directors of Brintons Carpets Limited since July 2017, and a director of Gold Star Foods, a food distribution company, since April 2014. In October 2016, Argand acquired Sigma Electric, a global manufacturer of small, highly engineered castings for multinational companies serving the North American electrical products, power transmission and distribution, and general industrial markets. Sigma Electric operates nine manufacturing plants in India and one manufacturing plant in Mexico and has its U.S. headquarters and distribution center in Garner, North Carolina. He is a former director of Shelf Drilling Inc., Caribbean Restaurants, LLC, International Energy Services, the Blue Star Group and Hercules Offshore, Inc. (OTC: HERO). Mr. Osman holds an M.B.A. from the Wharton Graduate School of Business, a Masters of Engineering from the University of Adelaide and a Masters of Applied Finance from Macquarie University.

We believe Mr. Osman is qualified to serve on our board of directors based on his leadership and business experience; his track record as a partner and managing director of Argand; and his network of contacts in the industrial manufacturing and services industry.

Ray Cheesman, 59, has been a member of our board of directors since December 9, 2018. Mr. Cheesman is a Senior Research Analyst at Anfield Capital, a registered investment advisor that serves as the advisor to the Anfield Universal Fixed Income Fund, an absolute return bond strategy seeking to deliver positive returns over full market cycles (“Anfield”). Prior to joining Anfield, Mr. Cheesman spent 17 years at Jefferies & Company where he worked as both an investment banker and high yield analyst. Mr. Cheesman received his B.B.A. in Finance from George Washington University.

We believe Mr. Cheesman is qualified to serve on our board of directors based on his business experience and strong background in finance.

Heather L. Faust, 39, has been a member of our board of directors since the consummation of the Business Combination. Ms. Faust has been Industrea’s Executive Vice President and a member of the Industrea Board since April 2017. Ms. Faust has been a co-founder, Partner and Managing Director of Argand as well as a member of its Management Committee and Investment Committee since September 2015. Previously, she was a Managing Director at Castle Harlan, where she worked from August 2008 to July 2015. In addition, she served as a Managing Partner of CHI Private Equity from February 2015 to July 2015. Prior to joining Castle Harlan, Ms. Faust was a management consultant at McKinsey & Company, where she worked in the United States and abroad across a variety of industries. Ms. Faust advised and directly assisted her clients in defining and implementing key strategic and operational business transformations. Ms. Faust’s experience also includes roles in the consumer industry as well as international development work in the Middle East. She has been a director of Sigma Electric since October 2016, chair of the advisory board for Oase Management GmbH since July 2018, and a director of Tensar Corporation, an industrial manufacturing company, since July 2014. Ms. Faust also previously served as a director of Baker & Taylor Acquisitions Corp., IDQ and Ames True Temper. Ms. Faust graduated Cum Laude from Princeton University with a BSE in Operations Research and Financial Engineering and holds an MBA from the Harvard Business School.

We believe Ms. Faust is qualified to serve on our board of directors based on her leadership and business experience; her track record as a partner and managing director of Argand; and her network of contacts in the industrial manufacturing and services industry.

David G. Hall, 60, has been a member of our board of directors since the consummation of the Business Combination. Mr. Hall has served as a director of Industrea since July 2017. Mr. Hall was the Chief Executive Officer of Polypipe (LON: PLP) and a member of Polypipe’s board of directors from September 2005 to his retirement in October 2017. Polypipe is one of Europe’s largest and most innovative manufacturers of plastic piping and energy efficient ventilation systems for the residential, commercial, civil and Infrastructure sectors. Following a number of divisional Managing Director positions in both private and publicly listed companies, Mr. Hall led the management buyout of Polypipe in Sept 2005, and following a number of disposals and acquisitions to reposition and refocus the business after a successful period of private ownership, Polypipe listed on the main market of the London Stock Exchange during April 2014. The company achieved FTSE 250 status in January 2016. Mr. Hall has been a non-executive director of Brintons Carpets Limited since February 2018. Mr. Hall served as President of the British Plastics Federation and vice Chairman of the Construction Products Association, and has more than 20 years of experience in the building products industry. Mr. Hall holds a Bachelor of Science in Mechanical Engineering from Kingston University.

We believe Mr. Hall is qualified to serve on our board of directors based on his leadership and business experience; his track record as the chief executive officer of Polypipe; and his network of contacts in the industrial manufacturing and services industry.

Brian Hodges, 65, has been a member of our board of directors since the consummation of the Business Combination. Mr. Hodges has served as a director of Industrea since July 2017. From August 1997 to December 2015, Mr. Hodges was the Managing Director and Chief Executive Officer of Bradken (ASX: BKN), an Australian public company and global manufacturer and supplier of steel products for the mining, transport, general industrial and contract manufacturing markets. During his tenure as chief executive of Bradken, Mr. Hodges guided Bradken through periods of considerable change and corporate activity with four different owners. Over the course of his career, he has gained considerable management and leadership experience in raw material production and processing, supply and logistics and steel manufacturing. Mr. Hodges holds a Bachelor of Chemical Engineering from the University of Newcastle.

We believe Mr. Hodges is qualified to serve on our board of directors based on his leadership and business experience; his track record as the managing director and chief executive officer of Bradken; and his network of contacts in the industrial manufacturing and services industry.

Matthew Homme, 39, has been a member of our board of directors since December 9, 2018. Mr. Homme is a Managing Director at Peninsula Pacific, a private investment fund focused on control investments in the gaming, consumer and industrial sectors. Prior to joining Peninsula Pacific in 2013, Mr. Homme was a Principal with Aurora Resurgence where he focused on buyouts and special situations investments for middle-market companies and served on the boards of directors of multiple portfolio companies in North America and Europe. Previously, Mr. Homme worked in the Investment Banking Department of Jefferies & Company. Mr. Homme graduated summa cum laude from the Wharton School at the University of Pennsylvania with a B.S. in Economics and holds an M.B.A. from the Harvard Business School.

We believe Mr. Homme is qualified to serve on our board of directors based on his business experience and strong background in finance.

Howard D. Morgan, 56, has been a member of our board of directors since August 29, 2018. Mr. Morgan has been Industrea’s Chief Executive Officer and a director of Industrea since April 2017. Mr. Morgan has been a co-founder, Partner and Senior Managing Director of Argand as well as a member of its Management Committee and Investment Committee since September 2015. Prior to forming Argand, Mr. Morgan was the President of Castle Harlan from September 2014 to July 2015 and Co-President from August 2010 to September 2014. In addition, he served as chief executive officer and president of CHI Private Equity from February 2015 to July 2015. Until July 2015, Mr. Morgan was also a member of the board of directors and associated board committees of CHAMP. Mr. Morgan joined Castle Harlan in 1996. Previously, Mr. Morgan was a partner at The Ropart Group, a private equity investment firm, and began his career at Allen & Company, Inc. Mr. Morgan is currently on the advisory board of Oase Management GmbH since July 2018. Mr. Morgan is a former director of over one dozen companies, including Shelf Drilling Inc., Pretium Packaging, LLC, IDQ, Securus Technologies, Inc., Baker & Taylor Acquisitions Corp., Polypipe, Austar United Communications Ltd. (ASX: AUN), Norcast Wear Solutions, Inc., AmeriCast Technologies, Inc., Ion Track Instruments, Inc., Land ‘N’ Sea Distributing, Inc., Penrice Soda Products Pty. Ltd., Branford Chain, Inc. and various CHAMP entities. He is a director and past Chairman of the Harvard Business School Club of New York, Chairman of the Parkinson’s Foundation, a director of the Alexander Hamilton Institute and the World Press Institute, and a director and Treasurer of the Friends of the Garvan Institute of Medical Research. Mr. Morgan was a director and officer of the Harvard Business School Alumni Board from 2006 to 2011. He received his B.A. from Hamilton College in Mathematics and Government and his M.B.A. from the Harvard Business School.

We believe that Mr. Morgan is qualified to serve on our board of directors based on his extensive leadership and board experience; his track record as a partner and senior managing director of Argand and as president of Castle Harlan; and his network of contacts in the industrial manufacturing and services industries.

John M. Piecuch, 70, has been a member of our board of directors since the consummation of the Business Combination. Mr. Piecuch is a retired ex-Chief Executive Officer of several successful concrete construction companies, most recently serving as President and Chief Executive Officer of MMI Products, Inc., which, at the time, was the largest manufacturer of welded steel reinforcing products for concrete construction, from 2001 to 2006. From 1996 to 2001, Mr. Piecuch served as President and Chief Executive Officer of Lafarge Corporation, one of the largest construction materials companies in North America. He also served in various other positions with Lafarge Corporation and its parent entity, Lafarge S.A., from 1987 to 1996. From 1979 to 1986, Mr. Piecuch held various positions, including President of the Cement Division of National Gypsum Company. Mr. Piecuch currently serves as advisor and a director of JMP Construction Materials, LLC and currently serves as lead director of Brampton Brick Limited. Previously, Mr. Piecuch served as a director of Brundage-Bone from 2011 to 2014, including as Chairman of its compensation committee and a member of its audit committee. He also served as non-Executive Chairman of US Concrete, Inc. from 2009 to 2010. Mr. Piecuch holds an M.B.A. and B.S.B.A., both in Finance, from the University of Akron.

We believe that Mr. Piecuch is qualified to serve on our board of directors based on his extensive experience advising similar companies and extensive directorship experience.

M. Brent Stevens, 58, has been a member of our board of directors since December 9, 2018. Mr. Stevens is the founder and Manager of Peninsula Pacific, a private investment fund focused on control investments in the gaming, consumer and industrial sectors. In connection with serving as Manager of Peninsula Pacific Mr. Stevens served as the Chairman and Chief Executive Officer of Peninsula Gaming, LLC, a company which he founded in 1997 and sold to Boyd Gaming Corporation in 2012. From 1990 through 2010, Mr. Stevens worked in the investment banking group of Jefferies & Company, holding various positions, most recently as an Executive Vice President and Head of Capital Markets. He also served as a member of Jefferies’ Executive Committee. Mr. Stevens received his B.A. in Accounting from the University of Southern California and holds an M.B.A. from the Wharton School at the University of Pennsylvania.

We believe Mr. Stevens is qualified to serve on our board of directors based on his business experience and strong background in finance.

Number and Terms of Office of Officers and Directors

Our board of directors consists of twelve directors and is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. In connection with the Business Combination, each of Heather L. Faust, David G. Hall and Iain Humphries were elected by Industrea’s stockholders to serve as Class I directors effective upon the Closing with terms expiring at 2019 annual meeting of stockholders; each of Brian Hodges, John M. Piecuch and Howard D. Morgan were elected by Industrea’s stockholders to serve as Class II directors effective upon the Closing with terms expiring at the 2020 annual meeting of stockholders; and David A.B. Brown, Tariq Osman and Bruce Young were elected by Industrea’s stockholders to serve as Class III directors effective upon the Closing with terms expiring at the 2021 annual meeting of stockholders.  On December 9, 2018, in connection with Peninsula’s designation of each of Raymond Cheesman, Matthew Homme and M. Brent Stevens to serve on our board of directors pursuant to the Non-Management Rollover Agreement, the size of our board of directors was increased from nine to twelve members, and our board of directors appointed Mr. Homme to serve as a Class I director with a term expiring at New CPH’s 2019 annual meeting of stockholders, Mr. Cheesman to serve as a Class II director with a term expiring at New CPH’s 2020 annual meeting of stockholders and Mr. Stevens to serve as a Class III director with a term expiring at New CPH’s 2021 annual meeting of stockholders.

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our bylaws provide that our officers will consist of a Chief Executive Officer, Chief Financial Officer and Secretary, and, if our board of directors chooses, such other offices as may be determined by our board of directors.

Committees of our Board of Directors

Our board of directors has four standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), a corporate governance and nominating committee (the “Corporate Governance and Nominating Committee”) and an indemnification committee (the “Indemnification Committee”). Each of the committees reports to our board of directors. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors.

Board Committees

Audit Committee

The Audit Committee is responsible for, among other things, (i) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (ii) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (ii) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (iv) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (v) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (vi) reviewing and approving related person transactions.

Effective upon the Closing, our board of directors appointed Messrs. Brown and Piecuch as members of the Audit Committee. On December 9, 2018, our board of directors appointed Mr. Cheesman as a member of the Audit Committee. All members of the Audit Committee are independent within the meaning of the federal securities laws and the meaning of the Nasdaq Rules. Each member of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq, and our board of directors has determined that Mr. Brown is an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC. Our board of directors has approved a written charter under which the Audit Committee operates. A copy of the charter is available on our website.

Compensation Committee

 The Compensation Committee is responsible for, among other things, (i) reviewing key employee compensation goals, policies, plans and programs; (ii) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (iii) reviewing and approving employment agreements and other similar arrangements between New CPH and our executive officers; and (iv) administering our stock plans and other incentive compensation plans.

Effective upon the Closing, our board of directors appointed Messrs. Osman, Hodges and Morgan as members of the Compensation Committee. On December 9, 2018, our board of directors appointed Mr. Cheesman as a member of the Compensation Committee. Our board of directors has approved a written charter under which the Compensation Committee operates. A copy of the charter is available on our website.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for, among other things, considering and making recommendations to our board of directors on matters relating to the selection and qualification of directors of New CPH and candidates nominated to serve as directors of New CPH, as well as other matters relating to the duties of directors of New CPH, the operation of our board of directors and corporate governance.

Effective upon the Closing, our board of directors appointed Messrs. Brown, Hall and Osman as members of the Corporate Governance and Nominating Committee. On December 9, 2018, our board of directors appointed Mr. Homme as a member of the Corporate Governance and Nominating Committee. Our board of directors has approved a written charter under which the Corporate Governance and Nominating Committee operates. A copy of the charter is available on our website.

Indemnification Committee

The Indemnification Committee is responsible for evaluating post-Closing indemnification claims under the Merger Agreement. Effective upon the Closing, our board of directors appointed Messrs. Brown, Osman and Piecuch as members of the Indemnification Committee.

Director Nominations

Our board of directors will consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. Copies of our code of ethics and our board committee charters are available on our website (www.concretepumpingholdings.com). You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 6461 Downing Street, Denver, Colorado, 80229 or by telephone at (303) 289-7497. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the Transition Period, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by applicable law, as the same exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL as the same exists or may hereafter be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether we would have the power to indemnify such person against such liability under the provisions of Section 145 of the DGCL. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Prior to the consummation of the Business Combination, none of Industrea’s executive officers received any cash compensation for services rendered to Industrea. Industrea agreed to pay each of its independent directors $50,000 per year for services rendered as board members prior to the completion of the Business Combination. Commencing July 26, 2017, Industrea also agreed to pay its Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination, Industrea ceased paying these monthly fees. Other than as described above, no finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan or other compensation, were paid by Industrea to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on Industrea’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Industrea’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, Industrea’s officers or directors, or Industrea’s or their affiliates. Any such payments prior to the Business Combination were made using funds held outside the trust account.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to New CPH regarding beneficial ownership of New CPH common stock as of January 29, 2019 by:

•	each person known by New CPH to be the beneficial owner of more than 5% of outstanding New CPH common stock;

•	each of the New CPH’s executive officers and directors; and

•	all executive officers and directors of New CPH as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Common stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of class and percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of New CPH common stock is based on 28,847,707 shares of New CPH common stock issued and outstanding as of January 29, 2019.

Unless otherwise indicated, New CPH believes that each person named in the table below has sole voting and investment power with respect to all shares of New CPH common stock beneficially owned by him or her.

Directors and Officers(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Bruce Young(2)	1,196,580	4.0%
Iain Humphries(3)	249,287	*
David Anthony Faud	220,026	*
David A.B. Brown(4)	84,250	*
Tariq Osman(5)	-	-
Heather L. Faust(5)	-	-
David G. Hall(4)	84,250	*
Brian Hodges(4)	84,250	*
Howard D. Morgan(5)	-	-
John M. Piecuch	-	-
Raymond Cheesman	-	-
Matthew Homme	-	-
M. Brent Stevens(8)	11,005,275	38.1
All Executive Officers and Directors as a Group (13 individuals)	12,923,918	42.4%
Greater than 5% Stockholders
Argand Partners LP(5)	23,010,138	58.0%
Nuveen Alternatives Advisors, LLC(6)	2,450,980	7.8%
Common Investor(7)	1,906,318	6.6%
BBCP Investors, LLC(8)	11,005,275	38.1%

* Less than 1%.

(1)	Except as described in the footnotes below and subject to applicable community property laws and similar laws, New CPH believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 6461 Downing Street, Denver, Colorado 80229.

(2)	Interests shown consist of 1,196,580 options to purchase 1,196,580 shares of New CPH common stock.
(3)	Interests shown consist of 249,287 options to purchase 249,287 shares of New CPH common stock.
(4)	Interests shown consist of (i) 28,750 shares of New CPH common stock converted from 28,750 Founder Shares at the Closing and (ii) 55,500 shares of New CPH common stock underlying private placement warrants.
(5)	Interests held by Argand consist of (i) 4,403,325 shares of New CPH common stock held of record by the Sponsor, which were converted from Founder Shares at the Closing, (ii) 10,822,500 shares of New CPH common stock underlying private placement warrants held of record by the Sponsor, and (iii) an aggregate 7,784,313 shares of New CPH common stock issued to the Argand Investor, Argand Partners Institutional Co-Invest Fund, LP, Argand Partners Sea Fund AI, LP, Argand Partners Sea Fund QP, LP and Argand Partners Team Co-Invest Fund, LP (collectively, the “Argand Funds”) at the Closing pursuant to the Subscription Agreement. The Argand Funds are managed by Argand Partners, LP. Howard D. Morgan, Heather L. Faust, Tariq Osman, Joseph Del Toro and Charles Burns are the managers of the Sponsor and share voting and investment discretion with respect to New CPH common stock held of record by the Sponsor. The Sponsor is 100% owned by funds managed by Argand. Argand is also the manager of the Argand Investor. Investment decisions made by Argand require the unanimous approval of its investment committee, which is comprised of Messrs. Morgan and Osman and Ms. Faust. The business address of Argand and each of the Argand Funds is 28 West 44th Street, Suite 501, New York, New York 10036.
(6)	Interests shown consist of 2,450,980 shares of Series A Preferred Stock convertible into New CPH common stock. Nuveen holds shared voting and dispositive power with respect to 2,450,980 shares of Series A Preferred Stock as investment manager to Teachers Insurance and Annuity Association of America, TPS Investors Master Fund, LP and Nuveen Junior Capital Opportunities Fund SV (collectively, the “Nuveen Funds”). However, all shares of Series A Preferred Stock are owned by the Nuveen Funds, and Nuveen disclaims beneficial ownership of the shares of Series A Preferred Stock reported herein except to the extent of its pecuniary interest therein. The business address of Nuveen and the Nuveen Funds is 730 Third Avenue, New York, New York 10017.
(7)	The address of the business office of the Common Investor is 640 Fifth Avenue, 20th Floor, New York, New York 10019.
(8)	BBCP Investors, LLC (“BBCP”) is wholly owned by PGP Investors, LLC (“PGP”). Mr. Stevens is a Manager of PGP, and as such, may be deemed to beneficially own the shares held by BBCP. Mr. Stevens disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The address of the business office of BBCP and PGP is 10250 Constellation Boulevard, Suite 2230, Los Angeles, CA 90067.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On April 10, 2017, Industrea issued 5,750,000 shares of Class B common stock to the Sponsor in exchange for a capital contribution of $25,000. In April and May 2017, the Sponsor transferred a total of 28,750 founder shares to each of Industrea’s independent director nominees at the same per-share purchase price paid by the Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. The founder shares held by the Sponsor converted into 4,403,325 shares of Class A common stock just prior to closing of the Business Combination, which were exchanged on a one-for-one basis for shares of New CPH upon the consummation of the Business Combination.

Private Placement Warrants

Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 11,100,000 private placement warrants at $1.00 per private placement warrant, generating gross proceeds of $11.1 million in the aggregate. Each private placement warrant is exercisable to purchase one share of common stock at $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering to be held in the trust account.

Related Party Loans

On August 1, 2017, Industrea repaid in full an aggregate of $224,403 loaned to Industrea by the Sponsor pursuant to a promissory note to cover the payment of costs related to the initial public offering. The loan was non-interest bearing, unsecured and due upon the closing of the initial public offering.

On October 9, 2018, Industrea issued a convertible promissory note to the Sponsor (the “Sponsor Convertible Note”), pursuant to which Industrea could borrow up to $1,500,000 from the Sponsor from time to time for working capital expenses. The Sponsor Convertible Note did not bear interest and all unpaid principal under the Sponsor Convertible Note was due and payable in full on the earlier of August 1, 2019 and the consummation of an initial business combination by Industrea. The Sponsor had the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,500,000 in the aggregate, into warrants of the post-business combination entity to purchase shares of common stock at a conversion price of $1.00 per warrant. As of December 5, 2018, Industrea had drawn approximately $339,000 on the Sponsor Convertible Note. The Sponsor did not elect to convert the amounts outstanding into warrants and Industrea fully repaid the Sponsor Convertible Note upon consummation of the Business Combination

Administrative Support Agreement and Officer and Director Compensation

Industrea agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on July 27, 2017 through the earlier of Industrea’s consummation of an initial business combination or its liquidation.

In addition, Industrea agreed to pay each of its five independent directors $50,000 per year commencing July 26, 2017 through the earlier of its consummation of a business combination or liquidation.

Industrea recognized an aggregate of approximately $344,000 in expenses incurred in connection with the aforementioned arrangements with the related parties for period from January 1, 2018 through December 5, 2018, and an aggregate of $159,140 for the period from April 7, 2017 (date of inception) through December 31, 2017 in the accompanying Statements of Operations.

Argand Subscription Agreement

In connection with the Business Combination, on September 7, 2018, Industrea entered into the Argand Subscription Agreement with New CPH and the Argand Investor for the purpose of funding the Business Combination consideration and paying the costs and expenses incurred in connection therewith and offsetting potential redemptions of public shares in connection with the Business Combination. Pursuant to the Argand Subscription Agreement, immediately prior to the Closing, Industrea issued to the Argand Investor an aggregate of 5,333,333 shares of Class A common stock for $10.20 per share, for an aggregate cash purchase price of $54.4 million, and plus an additional 2,450,980 shares of Class A common stock at $10.20 per share, for an aggregate cash purchase price of $25.0 million, to offset Redemptions. Such shares of Class A common stock were exchanged for shares of New CPH common stock upon the Closing. Industrea also agreed to provide certain registration rights with respect to the shares of Class A common stock issued pursuant to the Argand Subscription Agreement (and corresponding shares of New CPH common stock).

Stockholders Agreement

In connection with the Business Combination, on December 6, 2018, New CPH, the Initial Stockholders, the Argand Investor, and the CPH stockholder, entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement:

•	the Initial Stockholders have agreed not to transfer a number of shares of New CPH common stock equal to the number of shares of Industrea’s Class A common stock issued upon conversion of the founder shares until (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of New CPH common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) following the Closing, the date on which New CPH completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New CPH’s stockholders having the right to exchange their shares of common stock for cash, securities or other property;

•	the Initial Stockholders have agreed not to transfer the private placement warrants until 30 days after the Closing;

•	each CPH Management Holder (as defined therein) has agreed not to transfer any shares of common stock acquired by such CPH Management Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is (a) the first anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; (b) the second anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing; and (c) the third anniversary of the Closing with respect to one-third of such CPH Management Holder’s securities of New CPH held as of the date of Closing;

•	each Non-Management CPH Holder (as defined therein) may not transfer any shares of common stock acquired by such Non-Management CPH Holder in connection with the Business Combination for a period commencing on the date of Closing and ending on the date that is 180 days after the Closing; and

•	the Argand Investor may not transfer any shares of common stock acquired by the Argand Investor in exchange for shares of Class A common stock issued to it pursuant to the Argand Subscription Agreement (as defined below) for a period commencing on the date of Closing and ending on the date that is one year after the Closing.

Notwithstanding the foregoing, transfers of these securities are permitted in certain limited circumstances as set forth in the Stockholders Agreement, including with the prior written consent of our board of directors (with any director who has been designated to serve on our board of directors by or who is an affiliate of the requesting party abstaining from such vote) and to “affiliates,” as defined in the Stockholders Agreement.

In addition, pursuant to the terms of the Non-Management Rollover Agreement, Peninsula has exercised its right to designate three individuals to serve on our board of directors, one to serve as a Class I director, one to serve as a Class II director, and one to serve as a Class III director. Under the Stockholders Agreement, Peninsula has nomination rights with respect to: (i) one director for as long as Peninsula beneficially owns more than 5% and up to 15% of the issued and outstanding shares of New CPH common stock; (ii) two individuals for as long as Peninsula beneficially owns more than 15% and up to 25% of the issued and outstanding shares of New CPH common stock; and (iii) three directors for as long as Peninsula owns more than 25% of the issued and outstanding shares of New CPH common stock. If Peninsula’s beneficial ownership falls below one of these thresholds, Peninsula’s nomination right in respect of such threshold will permanently expire. Peninsula designated and New CPH has appointed each of M. Brent Stevens, Matthew Homme and Raymond Cheesman to serve on our board of directors, effective as of December 9, 2018.

The Stockholders Agreement also provides that New CPH will, not later than 90 days after the Closing, file a registration statement covering the founder shares, the private placement warrants (including any New CPH common stock issued or issuable upon exercise of any such private placement warrants) and the shares of New CPH common stock issued to the CPH stockholders at the Closing. In addition, these stockholders will have certain demand and/or “piggyback” registration rights following the consummation of the Business Combination. New CPH will bear certain expenses incurred in connection with the exercise of such rights.

 Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving New CPH.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Faust and Messrs. Hall, Hodges, Piecuch, Morgan, Brown, Osman, Cheesman and Homme are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC (“Withum”) served as Industrea’s independent registered public accounting firm from April 7, 2017 (date of inception) through December 5, 2018. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $83,500 for the services it performed in connection with the Quarterly Reports on Form 10-Q for the fiscal quarters ended on June 30, 2017 and September 30, 2017 and Industrea’s initial public offering and business combination, including review of Industrea’s registration statement on Form S-1 and New CPH’s registration statement on Form S-4 and amendments thereto, comfort letters and consents. Fees paid or payable for Industrea’s independent registered public accounting firm were $62,000 for the services it performed in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Quarterly Reports on Form 10-Q for the fiscal quarters ended on March 31, 2018, June 30, 2018 and September 30, 2018.

Audit Related Fees

Audit-related fees of $0 and $28,000 for the period from April 7, 2017 (inception) through December 31, 2017 and for the period from January 1, 2018 through December 5, 2018, respectively, consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of Industrea’s year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from April 7, 2017 (date of inception) to December 5, 2018, Industrea did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees

During the Transition Period, Industrea did not incur any fees for tax services.

All Other Fees

All other fees consist of fees billed for all other services. Industrea did not pay Withum for other services other than those set forth above.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Transition Report:

(1)	Financial Statements

See “Index to Financial Statements” under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 7, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc. and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38166) filed by Industrea Acquisition Corp. on September 7, 2018).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 30, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc., and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of November 16, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc., and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
3.3	Certificate of Designations (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.3	Warrant Agreement, dated July 26, 2017, between Industrea Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38166) filed by Industrea Acquisition Corp. on August 1, 2017).
4.4	Assignment and Assumption Agreement, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.1	Letter Agreement, dated as of July 26, 2017, by and among Industrea Acquisition Corp., its officers, certain directors and CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on August 1, 2017).
10.2	Letter Agreement, dated as of July 26, 2017, by and among Industrea Acquisition Corp., its independent directors and CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on August 1, 2017).
10.3	Amendment to Letter Agreement, dated as of October 12, 2017, by and among Industrea Acquisition Corp. and its independent directors, (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-38166), filed by Industrea Acquisition Corp. on March 29, 2018).
10.4	Promissory Note, dated April 10, 2017, issued to CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-219053), filed by Industrea Acquisition Corp. on June 29, 2017).
10.5	Investment Management Trust Agreement, dated as of July 26, 2017, by and between Industrea Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on August 1, 2017).
10.6	Registration Rights Agreement, dated as of July 26, 2017, by and among Industrea Acquisition Corp., CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) and the Holders signatory thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on August 1, 2017).
10.7	Securities Subscription Agreement, effective as of April 10, 2017, between Industrea Acquisition Corp., and CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-219053) filed by Industrea Acquisition Corp. on June 29, 2017).
10.8	Amended and Restated Private Placement Warrants Purchase Agreement, dated June 28, 2017, between Industrea Acquisition Corp. and CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-219053), filed by Industrea Acquisition Corp. on June 29, 2017).
10.9	Administrative Support Agreement, dated July 26, 2017, by and between Industrea Acquisition Corp. and CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on August 1, 2017).
10.10	Non-Management Rollover Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp. and the Rollover Holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.11	Management Rollover Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp. and the Rollover Holders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.12	U.K. Share Purchase Agreement, dated September 7, 2018, by and among Lux Concrete Holdings II S.á r.l., Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Vendors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.13	Argand Subscription Agreement, dated September 7, 2018, by and among Industrea Acquisition Corp., Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and Argand Partners Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.14	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.15	Preferred Stock Subscription Agreement, dated September 7, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp. and Nuveen Alternatives Advisors, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.16	Commitment Letter, dated September 7, 2018, by and among Concrete Pumping Merger Sub Inc., Credit Suisse Loan Funding LLC and Credit Suisse AG (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.17	Amended and Restated Commitment Letter, dated September 26, 2018 by and among Concrete Pumping Merger Sub Inc., Credit Suisse Loan Funding LLC, Credit Suisse AG, Jefferies Finance LLC, Stifel Bank & Trust and Stifel Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-38166) filed by Industrea Acquisition Corp. on October 19, 2018).

10.18	Commitment Letter, dated September 7, 2018, by and among Concrete Pumping Merger Sub Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.19	Expense Reimbursement Letter, dated September 7, 2018, by and among Argand Partners Fund, LP, CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC), Industrea Acquisition Corp., Concrete Pumping Holdings, Inc. and BBCP Investors, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-38166), filed by Industrea Acquisition Corp. on September 7, 2018).
10.20	Convertible Promissory Note, dated as of October 9, 2018, issued to CFLL Sponsor Holdings, LLC (f/k/a Industrea Alexandria LLC) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38166) filed by Industrea Acquisition Corp. on October 9, 2018).
10.21	Concrete Pumping Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.22	First Amendment to Concrete Pumping Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.23	Form Stock Option Agreement under Concrete Pumping Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.24	Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Bruce Young, dated July 11, 2014 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.25	Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Stephen De Bever, dated August 4, 2017 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.26	Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Iain Humphries, dated August 4, 2017 (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc on October 22, 2018).
10.27	Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Gary Bernardez, dated May 26, 2015 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).
10.28	Employment Agreement by and between Camfaud Concrete Pumps Limited and David Faud, dated November 17, 2016 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings Acquisition Corp. on October 22, 2018).
10.29	Term Loan Agreement, dated as of December 6, 2018, among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Merger Sub, Inc.), as borrower, the financial institutions party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.30	Credit Agreement, dated as of December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the lenders party thereto, Wells Fargo Capital Finance (UK) Limited, as UK security agent, Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Merger Sub, Inc.), Brundage-Bone Concrete Pumping, Inc. and Eco-Pan, Inc., as US Borrowers, and Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, as the UK borrowers (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.31	US Guaranty and Security Agreement, dated as of December 6, 2018, by each of the US ABL Borrowers and US ABL Guarantors in favor of Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.32	Guarantee and Debenture, dated as of December 6, 2018, by each of the UK ABL Borrowers and UK ABL Guarantors in favor of Wells Fargo Capital Finance (UK) Limited, as UK security agent (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.33	Pledge and Security Agreement, dated as of December 6, 2018, by Concrete Merger Sub Inc., as term loan borrower, and the guarantors in respect of the obligations under Term Loan Agreement, dated as of December 6, 2018, party thereto in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.34	Guaranty Agreement, dated as of December 6, 2018, by the guarantors in respect of the obligations under Term Loan Agreement, dated as of December 6, 2018, party thereto in favor of Credit Suisse AG, Cayman Islands Branch as administrative agent (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.35	Stockholders Agreement, dated December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Investors party thereto (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.36	Letter Agreement, dated as of December 6, 2018, by and between Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and Nuveen Alternative Advisors, LLC, on behalf of one or more funds and accounts (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.37	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.38	Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2019	CONCRETE PUMPING HOLDINGS, INC.

	By:	/s/ Bruce Young
Name: Bruce Young
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Young and Iain Humphries, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Bruce Young	Chief Executive Officer and Director	January 29, 2019
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 29, 2019
Iain Humphries	(principal financial and accounting officer)

/s/ David A.B. Brown	Chairman of the Board	January 29, 2019
David A.B. Brown

/s/ Tariq Osman	Vice Chairman of the Board	January 29, 2019
Tariq Osman

/s/ Raymond Cheesman	Director	January 29, 2019
Raymond Cheesman

/s/ Heather L. Faust	Director	January 29, 2019
Heather L. Faust

/s/ David G. Hall	Director	January 29, 2019
David G. Hall

/s/ Brian Hodges	Director	January 29, 2019
Brian Hodges

/s/ Matthew Homme	Director	January 29, 2019
Matthew Homme

/s/ Howard D. Morgan	Director	January 29, 2019
Howard D. Morgan

/s/ John Piecuch	Director	January 29, 2019
John Piecuch

/s/ M. Brent Stevens	Director	January 29, 2019
M. Brent Stevens

