Form 10-Q
period 2019-01-31
Concrete Pumping Holdings, Inc.
filed 2019-03-18
CIK 1703956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File No. 001-38166

CONCRETE PUMPING HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	83-1779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6461 Downing Street
Denver, Colorado 80229
(Address of principal executive offices, including zip code)

(303) 289-7497

(Registrant's telephone number, including area code)

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 15, 2019, the registrant had 28,847,707 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2019

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	Successor	Predecessor
	(Unaudited)
	January 31,	October 31,
(in thousands, except per share amounts)	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$4,767	$8,621
Trade receivables, net	34,991	40,118
Inventory	3,931	3,810
Prepaid expenses and other current assets	7,784	3,947
Total current assets	51,473	56,496

Property, plant and equipment, net	228,140	201,915
Intangible assets, net	215,828	36,429
Goodwill	238,811	74,656
Deferred financing costs	1,196	648
Total assets	$735,448	$370,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$17,267	$62,987
Term loans, current portion	17,850	-
Current portion of capital lease obligations	86	85
Accounts payable	5,540	5,192
Accrued payroll and payroll expenses	5,384	6,705
Accrued expenses and other current liabilities	18,047	18,830
Income taxes payable	1,142	1,152
Deferred consideration	1,475	-
Total current liabilities	66,791	94,951

Long term debt, net of discount for deferred financing costs	319,979	173,470
Deferred consideration	-	1,458
Capital lease obligations, less current portion	546	568
Deferred income taxes	76,519	39,005
Total liabilities	463,835	309,452

Redeemable preferred stock, $0.001 par value, 2,342,264 shares issued and outstanding as of October 31, 2018 (liquidation preference of $11,239,060)	-	14,672
Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2019	25,000	-

Stockholders' equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 7,576,289 shares issued and outstanding as of October 31, 2018	-	8
Common stock, $0.0001 par value, 500,000,000 shares authorized, 28,847,707 shares issued and outstanding as of January 31, 2019	3	-
Additional paid-in capital	261,808	18,724
Accumulated other comprehensive income	(557)	584
(Accumulated deficit) retained earnings	(14,641)	26,704
Total stockholders' equity	246,613	46,020

Total liabilities and stockholders' equity	$735,448	$370,144

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	Successor	Predecessor
(in thousands, except share and per share amounts)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018

Revenue	$33,970	$24,396	$52,802

Cost of operations	21,103	14,027	30,001
Gross profit	12,867	10,369	22,801

General and administrative expenses	13,681	4,936	13,704
Transaction costs	-	14,167	8
(Loss) income from operations	(814)	(8,734)	9,089

Other (expense) income:
Interest expense	(5,592)	(1,644)	(5,087)
Loss on extinguishment of debt	-	(16,395)
Other income, net	11	6	12
	(5,581)	(18,033)	(5,075)

(Loss) income before income taxes	(6,395)	(26,767)	4,014

Income tax benefit	(2,765)	(4,192)	(13,544)

Net (loss) income attributable to Concrete Pumping Holdings, Inc.	(3,630)	(22,575)	17,558

Less preferred shares dividends	(269)	(126)	(342)
Less undistributed earnings allocated to preferred shares	-	-	(4,065)

Undistributed (loss) income available to common shareholders	$(3,899)	$(22,701)	$13,151

Weighted average common shares outstanding
Basic	28,847,707	7,576,289	7,576,289
Diluted	28,847,707	7,576,289	8,490,714

Net (loss) income per common share
Basic	$(0.14)	$(3.00)	$1.74
Diluted	$(0.14)	$(3.00)	$1.55

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018

Net (loss) income	$(3,630)	$(22,575)	$17,558

Other comprehensive income:
Foreign currency translation adjustment	(557)	(674)	2,927
Total comprehensive (loss) income	$(4,187)	$(23,249)	$20,485

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(SUCCESSOR)
December 6, 2018 through January 31, 2019

	Common Stock			Accumulated
(in thousands)	Class A	Class B	Additional Paid-In Capital	Other Comprehensive Income	(Accumulated Deficit)	Total
Balance at December 6, 2018	$-	$1	$12,433	$-	$(7,434)	$5,000
Redemption of Class A shares	-	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of acquiree Class A common stock to Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock to Class A common stock as a result of the Business Combination	1	(1)	-	-	-	-
Net loss	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613

Concrete Pumping Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(PREDECESSOR)
October 31, 2018 through December 5, 2018
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,028
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Net income (loss)	$(3,630)	$(22,575)	$17,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,503	2,060	4,048
Deferred income taxes	(1,156)	(4,355)	(13,757)
Amortization of deferred financing costs	496	152	405
Write off deferred debt issuance costs	-	3,390	-
Prepayment penalty on early extinguishment of debt	-	13,004	-
Amortization of debt premium	-	(11)	4
Amortization of intangible assets	4,871	653	1,902
Stock-based compensation expense	-	27	94
(Gain) on the sale of property, plant and equipment	(305)	(166)	(401)
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	4,648	485	3,608
Inventory	172	(294)	(445)
Prepaid expenses and other current assets	(2,585)	(1,283)	(2,358)
Income taxes payable, net	(210)	203	226
Accounts payable	(9,107)	(654)	(2,752)
Accrued payroll, accrued expenses and other current liabilities	(9,646)	17,280	(524)
Net cash (used in) provided by operating activities	(12,949)	7,916	7,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,243)	(503)	(7,460)
Proceeds from sale of property, plant and equipment	598	364	487
Cash withdrawn from Industrea trust account	238,474	-	-
Acquisition of net assets, net of cash acquired	(445,386)	-	-
Net cash (used in) investing activities	(217,557)	(139)	(6,973)

Cash flows from financing activities:
Proceeds on long term debt	357,000	-
Proceeds on revolving loan	17,267	4,693	52,343
Payments on revolving loan	-	(20,056)	(55,068)
Redemptions of common shares	(231,415)	-	-
Payment of debt issuance costs	(20,863)	-	-
Payments on capital lease obligations	(14)	(7)	(42)
Issuance of preferred shares	25,000	-	-
Payments for underwriting fees	(8,050)
Issuance of common shares	96,900	-	-
Net cash provided by (used in) financing activities	235,825	(15,370)	(2,767)
Effect of foreign currency exchange rate on cash	(556)	(70)	2,927
Net increase (decrease) in cash	4,763	(7,663)	795
Cash:
Beginning of period	4	8,621	6,925
End of period	$4,767	$958	$7,720

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Supplemental cash flow information:
Cash paid for interest	$849	$201	$726
Cash (refunded) for income taxes	$(83)	$-	$(553)
Fair value of rollover equity for Business Combination	$164,908	$-	$-
Equipment purchases included in accrued expenses	$1,415	$-	$479

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company” or “Successor”) is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), Eco-Pan, Inc. (“Eco-Pan”), and Camfaud Group Limited (“Camfaud”).

On December 6, 2018, the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated the previously announced business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (“CPH”) and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of CPH prior to the consummation of the Business Combination. See Note 4 – Business Combination for further discussion.

Nature of business

Brundage-Bone and Camfaud are concrete pumping service providers in the United States and United Kingdom (“U.K.”), respectively. Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone has 80 branch locations across 22 states. Camfaud has 28 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 14 operating locations across the United States with its corporate headquarters in Denver, Colorado.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at January 31, 2019 and for all periods presented.

As a result of the Business Combination, the Company is the acquirer for accounting purposes and CPH is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of CPH.

As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable. These statements should be read in conjunction with the Predecessor’s Consolidated Financial Statements and Notes thereto as of October 31, 2018 and 2017, and for the years ended October 31, 2018, 2017 and 2016, included as exhibit 99.3 in the Company’s Form 8-K/A (Amendment No.1) filed with SEC on January 29, 2019.

The historical financial information of Industrea prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to either pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the business combination. SPACs will operate until the closing of a business combination, and the SPAC operations until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 6, 2018 besides CPH’s operations as Predecessor.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those companies that are not subject to the reporting requirements under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of consolidation

The Successor Consolidated Financial Statements include all amounts of the Successor and its subsidiaries. The Predecessor Consolidated Financial Statements include all amounts of CPH and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include accrued sales and use taxes, the liability for incurred but unreported claims under various partially self-insured polices, allowance for doubtful accounts, goodwill impairment analysis, valuation of share based compensation and accounting for business combinations. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

Trade receivables

Trade receivables are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Generally, the Company does not require collateral for their accounts receivable; however, the Company may file statutory liens or take other appropriate legal action when necessary on construction projects when problems arise. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past-due trade receivables.

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of January 31, 2019 and October 31, 2018, the allowance for doubtful accounts was $0.0 million and $0.7 million, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The decline in our allowance for doubtful accounts from October 31, 2018 to January 31, 2019 was driven by the Business Combination, as the Company had to fair value its trade receivables as of December 6, 2018, resetting the cost basis in its trade receivables. As such, the value of accounts receivable, net of any allowance for doubtful accounts, became the fair value as of the acquisition date.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates inventory and records an allowance for obsolete and slow-moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of January 31, 2019 and October 31, 2018.

Fair Value Measurements

The Financial Accounting Standard Board’s (FASB’s) standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Deferred financing costs

Deferred financing costs representing third-party, non-lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term-debt agreement, and the straight-line method for the revolving credit agreement.

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of the Long-Term debt liability. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an Other Asset.

Goodwill

The Company accounts for goodwill under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”). The Company’s goodwill is the direct result of business combinations, is recorded using the acquisition method of accounting, and is not amortized, but is expected to be deductible for tax purposes. The Company tests its recorded goodwill for impairment on an annual basis on August 31, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. The Company has the option to first assess qualitative factors to determine whether or not it is more than likely that the fair value of the reporting unit is less than the carrying value. If the result of a qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying value, a quantitative test is performed. As further detailed in “Newly adopted accounting pronouncements” below, the Company adopted Accounting Standards Update (“ASU”) 2017‑04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”),  and accordingly, goodwill impairment is recognized in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of the Step 1 analysis. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal. Property, plant and equipment is depreciated using the straight line method over the following estimated useful lives:

	in years
Buildings and improvements	15	to	40
Capital lease assets—buildings		40
Furniture and office equipment	2	to	7
Machinery and equipment	3	to	25
Transportation and equipment	3	to	7

Capital lease assets are depreciated over the estimated useful life of the asset.

Intangible assets

Intangible assets are recorded at cost or their estimated fair value when acquired through a business combination.

Intangible assets with finite lives, except for customer relationships, are being amortized on a straight-line basis over their estimated useful lives. The customer relationships are being amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of excess of the carrying value over the fair value. No indicators of impairment were identified as of January 31, 2019.

Revenue recognition

The Company generates revenues primarily from concrete pumping services in both the United States and the U.K. Additionally, revenues are generated from the Company’s waste management business which consists of service fees charged to customers for the delivery of our pans and containers and the disposal of the concrete waste material.

The Company recognizes revenue from these businesses when all of the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) the service has been performed or delivery has occurred, (c) the price is fixed or determinable, and (d) collectability is reasonably assured. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company imposes and collects sales taxes concurrent with our revenue-producing transactions with customers and remit those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of income on a net basis.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The value of the vested portion of the award is recognized as expense in the consolidated statements of income over the requisite service periods when applicable. Compensation expense for all share-based awards is recognized using the straight-line method. The Company will account for forfeitures as they occur in accordance with the early adoption of ASU No. 2016-09, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting.

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the foreign subsidiaries are translated into US dollars using the period end exchange rates, and the consolidated statements of income are translated at the average rate for the period. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

Income taxes

The Company complies with ASC 740, Income Taxes, which requires a liability approach to financial reporting for income taxes.

The Company computes deferred income tax assets and liabilities annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. Income tax expense includes both the current income taxes payable or refundable and the change during the period in the deferred tax assets and liabilities. The tax benefit from an uncertain tax position is only recognized in the consolidated balance sheets if the tax position is more likely than not to be sustained upon an examination.

Camfaud files income tax returns in the U.K. Camfaud’s national statutes are generally open for one year following the statutory filing period.

Business combinations

The Company applies the principles provided in ASC 805, Business Combinations (“ASC 805”), when a business is acquired. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any differences between the price of the acquisition and the fair value determination. The Company estimates all purchase costs and other related transactions on the acquisition date. Transaction costs for the acquisitions are expensed as incurred in accordance with ASC 805.

Seasonality

The Company’s sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from quarter to quarter primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

Vendor concentration

As of January 31, 2019 and October 31, 2018, there were three significant vendors that the Company relies upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

Concentration of credit risk

Cash balances held at financial institutions may, at times, be in excess of federally insured limits. It is management’s belief that the Company places their temporary cash balances in high-credit quality financial institutions.

The Company’s customer base is dispersed across the United States and U.K. The Company performs ongoing evaluations of their customers’ financial condition and requires no collateral to support credit sales. During the predecessor and successor periods described above, no customer represented 10 percent or more of sales or trade receivables.

Note 3. New Accounting Pronouncements

Recently issued accounting pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which is a comprehensive new revenue recognition model.

Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for entities other than public business entities in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance under the modified retrospective approach on November 1, 2019. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The new standard will be applied prospectively to any transactions occurring within the period of adoption and is effective for entities other than public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company plans to adopt this standard for the year ending October 31, 2020.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.

The new standard is effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company will be adopting the new standard effective for the year ending October 31, 2021. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

Note 4. Business Combinations

December 2018 acquisition of CPH

On December 6, 2018, the Company consummated the Business Combination. This acquisition qualifies as a business combination under ASC 805. Accordingly, the Company will record all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. Goodwill recorded from the transaction represents the value provided by the Company’s leading market share in a highly-fragmented industry.

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Consideration paid:
Cash	$445,386
Fair value of rollover equity	164,908
Total consideration paid	$610,294

Net assets acquired:
Current assets	$49,112
Intangible assets	220,700
Property and equipment	219,279
Liabilities assumed	(117,608)
Total net assets acquired	371,483

Goodwill	$238,811

Note: Cash in table above is net of $1.0 million in cash acquired

Identifiable intangible assets acquired consist of customer relationships of $168.7 million and trade names of $52.0 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 15 years. The trade names were valued using the relief-from-royalty method. The Company determined the useful life of the trade name associated with Camfaud to be 10 years. The Company determined the trade names associated with Brundage-Bone and Eco-Pan to be indefinite.

CPH incurred transaction costs of $14.2 million and debt extinguishment costs of $16.4 million independently prior to the Business Combination. Industrea incurred transaction costs of $18.8 million independently prior to the Business Combination, i.e. before December 5, 2018, of which $8.1 million was related to the payment of deferred underwriting commissions, and Industrea’s Pre-Business Combination financial results are not consolidated with the Predecessor (Note 2), these costs are not reflected in the Predecessor Financial Statements.

Additional costs consisting of stock option and other compensation related expenses were recorded in connection with the Business Combination. These costs were solely contingent upon the completion of the business combination and did not include any future service requirements. As such, these costs will be presented “on the line” and are not reflected in either Predecessor or Successor financial statements.  “On the line” describes those expenses triggered by the consummation of a business combination that were incurred by the acquiree, i.e. CPH, that are not recognized in the Statement of Operations of either the Predecessor or Successor as they are not directly attributable to either period but instead were contingent on the Business Combination.

In conjunction with the Business Combination, there were $20.1 million of transaction bonuses and, as a result of change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statements of operations and comprehensive income (loss) periods, but instead are presented “on the line.”

April 2018 acquisition of O’Brien (Predecessor)

In April 2018, Brundage-Bone entered into an asset purchase agreement to acquire substantially all assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the O’Brien Companies”) for cash.

This acquisition qualified as a business combination under ASC 805. Accordingly, the Predecessor recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. Goodwill represents expected synergies from combining operations and the assembled workforce. The acquisition was part of the Predecessor’s strategic plan to expand their presence in the Colorado and Arizona markets.

The following table represents the total consideration transferred and its allocation to the assets acquired and liabilities assumed at their acquisition-date fair values:

Consideration paid:
Cash, net of cash acquired	$21,000
Total consideration paid	$21,000

Net assets acquired:
Inventory	$140
Property, plant and equipment	16,163
Intangible assets	2,810
Total net assets acquired	19,113

Goodwill	$1,887

Acquisition-related expenses incurred by the Predecessor amounted to $1.1 million of which $0.0 million was recognized in the Consolidated Statements of Income for the period November 1, 2017 through January 31, 2018 (Predecessor) as the acquisition occurred after the aforementioned Predecessor period.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company gives effect to the Business Combination and the acquisition of the O’Brien as if it had occurred on November 1, 2017. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combination and the acquisition of the O’Brien had been completed on November 1, 2017, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

	Successor	Predecessor
(in thousands)	November 1, 2018 through January 31, 2019	November 1, 2017 through January 31, 2018
Revenue	$24,396	$52,802
Pro forma revenue adjustments by Business Combination
O'Brien	-	3,254
CPH	33,970	-
Total pro forma revenue	$58,366	$56,056

	Successor	Predecessor
	November 1, 2018 through January 31, 2019	November 1, 2017 through January 31, 2018
Net (loss) income	$(22,575)	$17,558
Pro forma net income adjustments by Business Combination
O'Brien	-	(5,811)
CPH	(3,630)	-
Total pro forma net (loss) income	$(26,205)	$11,747

Note 5.     Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its ABL credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The Company believes the carrying value of its capital lease obligations represents fair value

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	Successor		Predecessor
	January 31,		October 31,
	2019		2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured notes	$-	$-	$167,553	$178,025
Seller notes	-	-	8,292	8,292
Term loans	357,000	346,959	-	-
Capital lease obligations	632	632	653	653

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization (EBITDA) targets were met.

In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statements of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement.

The fair value of the deferred consideration as of January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor was $1.5 million and $1.5 million, respectively. The change in the fair value measurement of the deferred consideration was not significant to either the Predecessor or Successor periods.

The Company's non-financial assets, which primarily consist of property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill, non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value.

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Prepaid insurance	$3,975	$348
Prepaid licenses and deposits	649	236
Prepaid rent	370	326
Prepaid sponsor fees	280	667
Other prepaids	2,510	2,370
Total prepaid expenses and other current assets	$7,784	$3,947

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Land, building and improvements	$23,285	$22,244
Capital leases—land and buildings	827	909
Machinery and equipment	205,797	237,094
Transportation equipment	1,080	3,297
Furniture and office equipment	654	1,486
	231,643	265,030
Less accumulated depreciation	(3,503)	(63,115)
Property, plant and equipment, net	$228,140	$201,915

Depreciation expense for the Successor period from December 6, 2018 to January 31, 2019 was $3.5 million of which approximately all was included in cost of operations. Depreciation expense for the Predecessor periods from November 1, 2018 to December 5, 2018 and from November 1, 2017 to January 31, 2018 were $2.1 million and $4.0 million, respectively, of which approximately all was included in cost of operations. In conjunction with the Business Combination, the basis of all property, plant and equipment was reset at fair value with no accumulated depreciation as of December 6, 2018. As such, there is a significant decline in the accumulated depreciation from October 1, 2018 to January 31, 2019.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (Note 4). The following table summarizes the composition of intangible assets at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor			Predecessor
	January 31,			October 31,
	2019			2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationship	$168,700	$4,793	$163,906	$47,641	$(23,093)	$24,548
Trade name	5,100	78	5,022	15,412	(3,540)	11,872
Trade name (indefinite life)	46,900	-	46,900	-	-	-
Noncompete agreements	-	-	-	495	(486)	9
	$220,700	$4,871	$215,828	$63,548	$(27,119)	$36,429

Amortization expense recognized by the Company related to intangible assets for the period from December 6, 2018 to January 31, 2019 (Successor) was $4.9 million. Amortization expense recognized by the Predecessor for the period from November 1, 2018 through December 5, 2018 and November 1, 2017 through January 31, 2018 (Predecessor) was $0.7 million and $1.9 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2019 (excluding the period from December 6, 2018 to January 31, 2019)	$21,949
2020	26,685
2021	21,897
2022	17,719
2023	14,172
Thereafter	66,506
$168,928

Note 9. Long Term Debt and Revolving Lines of Credit

Successor

As part of the Business Combination, the Predecessor’s Revolver, U.K. Revolver, Senior secured notes, and Seller notes (see Predecessor section below for a discussion of these agreements) were all extinguished and the Company entered into (i) a Term Loan Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners and (the “Term Loan Agreement”) (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, and the other parties thereto (“ABL Credit Agreement”). Summarized terms of those debt agreements are included below.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an aggregate principal amount of $357.0 million;
●

The initial term loans advanced will mature and be due and payable in full seven years after the Closing Date, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;

●	Interest on borrowings under the Term Loan Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) an alternate base rate, plus an applicable margin of 6.00% or 5.00%, respectively;
●

The Term Loan Agreement is secured by (i) a first priority perfected lien on substantially all of the assets of the Company and certain of its subsidiaries that are loan parties thereunder to the extent not constituting ABL Credit Agreement priority collateral and (ii) a second priority perfected lien on substantially all ABL Credit Agreement priority collateral, in each case subject to customary exceptions and limitations;

●	The Term Loan Agreement includes certain non-financial covenants.

The outstanding balance under the Term Loan Agreement as of January 31, 2019 was $357.0 million. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the Term Loan are as follows:

Years ended October 31:
(in thousands)
2019	$17,850
2020	17,850
2021	17,850
2022	17,850
2023	17,850
Thereafter	248,579
$337,829

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in US Dollars and GBP up to a maximum of $60.0 million;
●

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swingline loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility;

●	All loans advanced will mature and be due and payable in full five years after the Closing Date;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●

Interest on borrowings in US Dollars and GBP under the ABL Credit Agreement, , will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

●	U.S. ABL Credit Agreement obligations will be secured by (i) a perfected first priority security interest in substantially all personal property of the Company and certain of its subsidiaries that are loan parties thereunder consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “U.S. ABL Priority Collateral”) and (ii) a perfected second priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations;
●	U.K. ABL Credit Agreement obligations will be secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and
●

The ABL Credit Agreement also includes (i) a springing financial covenant based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.;

●	The Company has complied with the covenants associated with the ABL Credit Agreement

The outstanding balance under the ABL Credit Agreement as of January 31, 2019 was $17.3 million.

Predecessor

Revolving line of credit

The Predecessor had a revolving loan agreement (the Revolver). Summarized terms of the agreement were as follows:

●	Maximum borrowing capacity of $65.0 million with a maturity date of September 8, 2022;
●

Borrowings bear interest at the LIBOR rate plus an applicable margin that resets quarterly and is (a) 2.00%, (b) 2.25% or (c) 2.50% if the quarterly average excess availability is (a) at least 66.67%, (b) less than 66.67% and at least 33.33% and (c) less than 33.33%, respectively;

●	Interest is due monthly and the outstanding principal balance was due upon maturity;
●	On October 2, 2017, $35.0 million of the Revolver balance was transferred to a 3-month line of credit with a separate LIBOR interest rate; and
●	Required Predecessor to maintain a maximum ratio of total fixed charges.

As of October 31, 2018, the outstanding balance of the Revolver was $48.7 million and the Predecessor was in compliance with the financial covenant.

U.K. Revolver

The Predecessor had a revolving loan agreement (the “U.K. Revolver”) associated with the acquisition of Camfaud in November 2016. The U.K. Revolver had a maximum borrowing capacity of approximately $28.0 million and bore interest at LIBOR plus 2.00%. The U.K. Revolver required the Predecessor maintain a maximum ratio of total fixed charges.

As of October 31, 2018, the outstanding balance of the U.K. Revolver was $14.3 million and the Predecessor was in compliance with the financial covenant.

Senior secured notes

In August 2014, the Predecessor issued $140.0 million in senior secured notes through a high-yield bond offering under SEC Rule 144A (“Senior Notes”). In November 2016, the Predecessor issued additional senior secured notes of $40.0 million as an incremental borrowing with the same terms and form as the original Senior Notes.

Summarized terms of the Senior Notes were as follows:

●	Maturity date on September 1, 2021. Principal due upon maturity.
●	Interest rate of 10.375% per annum, payments due every March 1 and September 1 commencing March 1, 2015
●	The Senior Notes were secured by substantially all assets of the Company and contain various non-financial covenants.

Over the period of January 2016 through September 2017, the Predecessor repurchased and retired approximately $26.0 million, in the aggregate, of principal of the Senior Notes.

In September 2017, the Predecessor completed an exchange of substantially all outstanding existing Senior Notes for newly issued senior secured notes (“New Senior Notes”). Terms of the New Senior Notes were identical to the Senior Notes except that the maturity date was extended to September 1, 2023.

In conjunction with the acquisition of the O’Brien Companies (Note 4) in April 2018, the Predecessor issued additional New Senior Notes with a principal amount of $15.0 million at a 104 percent premium for a total purchase price of $15.6 million. The $0.6 million has been recorded by the Company as a debt premium and will be amortized over the life of the New Senior Notes using the effective interest method.

The outstanding balance of the original Senior Notes outstanding as of October 31, 2018 was nil. The outstanding balance of the New Senior Notes as of October 31, 2018 was $167.6 million.

Seller notes

In connection with the acquisitions of the Camfaud and Reilly in November 2016 and July 2017, respectively, the Predecessor entered into separate loan agreements with the former owners of the Camfaud and Reilly for $6.2 million and $1.9 million, respectively (collectively, the “Seller Notes”). The Seller Note with respect to Camfaud bore interest at 5.0% per annum and all principal plus accrued interest was due upon the earlier of; (1) 6 months after the U.K. Revolver is repaid in full, (2) 42 months after the acquisition date (May 2020) or (3) the date on which the Predecessor suffers an insolvency event. The Seller Note with respect to Reilly bore interest at 5.0% per annum and all principal plus accrued interest are due three years after the acquisition date (July 2020). The Seller Notes were unsecured.

In connection with the Business Combination, the Company repaid its existing credit facilities in full and replaced them with the Term Loan Agreement and the ABL Credit Agreement. The Company also incurred an aggregate of $13.0 million of costs related to the extinguishment of its existing debts, including the write-off of unamortized borrowing costs and an early extinguishment fee paid to its lenders. The amount has been reflected in the as debt extinguishment costs in the Predecessor’s consolidated statement of income for the period ended December 5, 2018.

The table below is a summary of the composition of the Company’s long-term debt balances at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor. Note that the term loan is combined for short term and long term balances.

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Term loan	$357,000	$-
Senior secured notes	-	167,553
Seller notes	-	8,292
	357,000	175,845
Plus unamortized premium on debt	-	540
Less unamortized deferred financing costs	(19,171)	(2,915)
Total long term debt	$337,829	$173,470

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Accrued vacation	$3,264	$3,482
Accrued bonus	1,145	1,766
Other accrued	975	1,457
Total accrued payroll and payroll expenses	$5,384	$6,705

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at January 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Accrued insurance	$5,350	$4,743
Accrued interest	5,068	3,092
Accrued equipment purchases	1,415	-
Accrued sales and use tax	4,094	4,145
Accrued property taxes	426	865
Accrued professional fees	497	3,579
Other	1,197	2,406
Total accrued expenses and other liabilities	$18,047	$18,830

Note 12. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, the following items:

●

Lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. In accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, the Predecessor recognized the income tax effects of the 2017 Tax Act in its financial statements in the period the 2017 Tax Act was signed into law;

●

Provides for a 100 percent deduction for foreign-source portion of dividends received from specified 10 percent owned foreign corporations by U.S. corporate shareholders. The deduction is unavailable for hybrid dividends;

●	Creates a requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC's U.S. shareholder; and
●

The Global Intangible Low Tax Income (“GILTI”) provisions are effective for tax years beginning on or after January 1, 2018. In FASB staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that ASC 740 was not clear with respect to the appropriate accounting for GILTI, and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). The Company has not yet adopted an accounting policy related to GILTI

For the Successor period from December 6, 2018 to January 31, 2019, the Company recorded an income tax benefit of $2.8 million, resulting in a 43.2% effective tax rate. For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million, resulting in an effective tax rate of 15.7%. For the Predecessor period from November 1, 2017 to January 31, 2018, the Company recorded an income tax benefit of $13.5 million. The effective tax rate for the Predecessor period from November 1, 2017 to January 31, 2018 was not meaningful.

The year-over-year decrease in our effective tax rate when comparing the Predecessor period of November 1, 2017 to January 31, 2018 to both the Successor period from December 6, 2018 to January 31, 2019 and the Predecessor period from November 1, 2018 to December 5, 2018, was impacted by the following items:

(1)	The net impact from the enactment of the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%;
(2)

The Predecessor recording a tax benefit of $13.5 million for the period ended January 31, 2018 related to the re-measurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent;

(3)	The Predecessor recording a provisional tax expense of $0.5 million for the period ended January 31, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries;
(4)

The Predecessor recording a provisional tax benefit of $0.8 million for the period ended January 31, 2018 related to the reduction of the deferred tax liability on unrepatriated foreign earnings due to the 100 percent dividends received deduction;

(5)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs; and
(6)	The Successor including $0.7 million of tax expense in the estimated annual effective rate for the period ended January 31, 2019 related to GILTI.

At January 31, 2019 and October 31, 2018, we had deferred tax liabilities, net of deferred tax assets, of $76.5 million and $39.0 million, respectively. The increase in our net deferred tax liability is primarily due to deferred tax liabilities recorded in purchase accounting related to the fair value adjustments to fixed assets and other identifiable intangible assets.  The valuation allowances were related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company has no liability for uncertain tax positions at January 31, 2019 and October 31, 2018.

Note 13. Commitments and Contingencies

Successor

Self-insurance

The Company’s automobile, general and workmen’s compensation insurance is partially self-insured. The general liability deductible was $100,000 per claim as of January 31, 2019 and October 31, 2018. The workmen’s compensation and automobile policies are fully-insured. The Successor and Predecessor had accrued $4.9 million and $3.2 million, as of January 31, 2019 and October 31, 2018, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.3 million and $0.3 million, as of January 31, 2019 and October 31, 2018, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

Management has accrued $1.5 million and $1.0 million, as of January 31, 2019 and October 31, 2018, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Litigation

The Company is currently involved in certain legal proceedings and other disputes with third parties that have arisen in the ordinary course of business. Management believes that the outcomes of these matters will not have a material impact on the Company’s financial statements and does not believe that any amounts need to be recorded for contingent liabilities in the Company’s consolidated balance sheets.

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of January 31, 2019, total outstanding letters of credit totaled $1.3 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

In conjunction with the Business Combination, all common and preferred shares that were in existence for the Predecessor were settled and no longer outstanding subsequent to December 5, 2018.

Successor

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following of the Business Combination, there were:

•	28,847,707 shares of common stock issued and outstanding;
•	34,100,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share; and
•	2,450,980 shares of zero-dividend convertible perpetual preferred stock (“Series A Preferred Stock”) outstanding, as further discussed below

The Company’s Series A Preferred Stock does not pay dividends and will be convertible into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments) at any time following June 6, 2019. The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments).

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Predecessor’s control) are classified as temporary equity. The Company has performed an analysis of the redemption features contained within the preferred stock and has determined that embedded features other than the change in control feature identified and evaluated have been determined to be solely within the control of the issuer. ASR 268 requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity, often referred to as classification in “temporary equity”. The Company has presented such amounts outside of temporary equity commensurate with the aforementioned guidance.

Predecessor

Pursuant to the Predecessor’s articles of incorporation, as amended, the Predecessor was authorized to issue 15,000,000 shares of $0.001 par value common stock and 2,423,711 shares of $0.001 par value preferred stock.

As of October 31, 2018, the Predecessor had 7,576,289 shares of common stock issued and outstanding and 2,342,264 preferred shares issued and outstanding. The preferred shares had a liquidation preference of $11.2 million.

Note 15. Stock-Based Compensation

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, all unvested awards were immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Business Combination footnote). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 totaled $0.1 million, and has been included in general and administrative expenses on the accompanying consolidated statements of income.

Successor

The Company rolled forward certain vested options from the Predecessor to 2,783,479 equivalent vested options in the Successor. No incremental compensation costs were recognized on conversion as the fair value of the options issued were equivalent to the fair value of the vested options of the Predecessor. As of January 31, 2019, no share-based awards have been granted by the Successor and therefore, no expense has been recorded.

Note 16. Earnings Per Share

Successor

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has two classes of stock: (1) Common Stock and (2) Series A Preferred Stock.

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of outstanding shares of Common Stock during the period. Net income (loss) attributable to common shareholders is calculated by taking the net income (loss) for the period, less both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) for the period.

Diluted earnings (loss) per common share is computed using the weighted average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. Common stock equivalents are not included in the diluted earnings (loss) per common share calculation when their effect is antidilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At January 31, 2019 (Successor), the Company had outstanding warrants to purchase 34,100,000 shares of common stock, 2,783,479 outstanding stock options and 2,450,980 shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the period from December 6, 2018 through January 31, 2019 (Successor):

Successor
(in thousands, except share and per share amounts)	December 6, 2018 through January 31, 2019
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(3,630)
Less: Preferred stock - cumulative dividends	(269)
Net loss available to common shareholders	$(3,899)

Weighted average shares (denominator):
Weighted average shares - basic	28,847,707
Weighted average shares - diluted	28,847,707

Basic loss per share	$(0.14)
Diluted loss per share	$(0.14)

Predecessor

Under the terms and conditions of the Company’s Participating Preferred Stock Agreement, the holders of the preferred stock have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock on a one-for-one per-share basis. Under the two-class method, undistributed earnings is calculated by the earnings for the period less the cumulative preferred stock dividends earned for the period. The undistributed earnings are then allocated on a pro-rata basis to the common and preferred stockholders on a one-for-one per-share basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. As a result, the undistributed earnings available to common shareholders is calculated by earnings (loss) for the period less the cumulative preferred stock dividends earned for the period less undistributed earnings allocated to the holders of the preferred stock.

In periods in which the Company has a net loss or undistributed net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the holders of the preferred stock do not participate in losses.

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018 and from November 1, 2017 through January 31, 2018:

	Predecessor
(in thousands)	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Net loss (numerator):
Net (loss) income attributable to Concrete Pumping Holdings, Inc	$(22,575)	$17,558
Less: Preferred stock - cumulative dividends	(126)	(342)
Less: Undistributed earnings allocated to preferred shares	-	(4,065)
Net (loss) income available to common shareholders	$(22,701)	$13,151

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289	7,576,289
Dilutive effect of stock options	-	914,425
Weighted average shares - diluted	7,576,289	8,490,714

Basic income (loss) per share	$(3.00)	$1.74
Diluted income (loss) per share	$(3.00)	$1.55

Note 17. Segment Reporting

The Company conducts the business through the following reportable segments based on geography and the nature of services sold: U.S Concrete pumping – Brundage-Bone, U.K. Concrete Pumping – Camfaud, Concrete Waste Management Services – Eco-Pan. The classifications are defined as follows:

●	U.S. Concrete Pumping – Brundage-Bone – consists of concrete pumping services sold to customers in the U.S.
●	U.K. Concrete Pumping – Camfaud – consists of concrete pumping services sold to customers in the U.K, which represents the Company’s foreign operations.
●	Concrete Waste Management Services – Eco-Pan – consists of pans and containers rented to customers in the U.S and the disposal of the concrete waste material services sold to customers in the U.S.

The accounting policies of the reportable segments are the same as those described in Note 2. The Chief Operating Decision Maker (CODM) evaluates the performance of its segments based on revenue, and measure segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization). Non-allocated interest expense and various other administrative costs are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment. The following provides operating information about the Company’s reportable segments for the periods presented:

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Revenue
Brundage-Bone	$24,067	$16,624	$35,419
Camfaud	5,815	5,143	10,728
Eco-Pan	4,088	2,629	6,655
	$33,970	$24,396	$52,802

EBITDA
Brundage-Bone	$5,536	$(24,565)	$8,623
Camfaud	133	1,587	2,849
Eco-Pan	1,581	388	2,954
Corporate	321	180	625
	$7,571	$(22,410)	$15,051

Interest income (expense)
Brundage-Bone	$(5,134)	$(1,154)	$(4,017)
Camfaud	(458)	(490)	(1,070)
Eco-Pan	-	-	-
Corporate	-	-	-
	$(5,592)	$(1,644)	$(5,087)

(Loss) income before income taxes
Brundage-Bone	$(4,424)	$(27,354)	$1,223
Camfaud	(1,963)	207	(222)
Eco-Pan	(291)	225	2,449
Corporate	283	155	564
	$(6,395)	$(26,767)	$4,014

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Depreciation and amortization
Brundage-Bone	$4,826	$1,635	$3,383
Camfaud	1,638	890	2,001
Eco-Pan	1,872	163	505
Corporate	38	25	61
	$8,374	$2,713	$5,950

Transaction costs including debt extinguishment
Corporate	$-	$30,562	$8
	$-	$30,562	$8

Total assets by segment for the periods presented are as follows:

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Total Assets
Brundage-Bone	$501,010	$277,937
Camfaud	67,770	39,167
Eco-Pan	142,240	32,781
Corporate	24,428	20,259
	$735,448	$370,144

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenues for the periods presented. There was no single customer that accounted for more than 10% of revenues for the periods presented. Revenues for the periods presented and long lived assets as of January 31, 2019 and October 31, 2018 are as follows:

	Successor	Predecessor
(in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through January 31, 2018
Revenues
U.S.	$28,155	$19,253	$42,074
U.K.	5,815	5,143	10,728
	$33,970	$24,396	$52,802

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Long Lived Assets
U.S.	$188,290	$167,368
U.K.	39,850	34,547
	$228,140	$201,915

Note 18. Related Party Transaction

Predecessor

The Predecessor had a Management Services Agreement, as amended from time to time, with PGP Advisors, LLC (PGP), an affiliate of the Sponsor, to provide advisory, consulting and other professional services. Under terms of the agreement, the annual fee for these services were $4.0 million from September of 2017 through August of 2019, and $2.0 million annually thereafter. For the period from November 1, 2017 through January 31, 2018 and November 1, 2018 through December 5, 2018 the Predecessor incurred $1.1 million and $0.0 million, respectively, related to this agreement and other agreed upon expenses, which is included in general and administrative expenses on the accompanying consolidated statements of income. In conjunction with the Business Combination, this agreement was terminated.

Note 19 — Subsequent Events

On March 18, 2019, the Company entered into an Interest Purchase Agreement pursuant to which it agreed to acquire all of the outstanding equity interests of Capital Pumping LP and its affiliates for $129.2 million in an all-cash transaction. The acquisition is expected to close in the second calendar quarter of 2019, subject to regulatory approvals and other customary closing conditions. The Company expects to finance the acquisition through the sale of equity or equity-linked securities and additional borrowings under its Term Loan Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with (1) Concrete Pumping Holdings, Inc.’s ( the “Company”, “we”, “us”, “our”   or “Successor”) Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q; (2) the Company’s Pro Forma Condensed Combined Financial Statements for the twelve months ended October 31, 2018, and the related notes, filed with the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; (3) the Company’s Consolidated Financial Statements for the years ended October 31, 2018, 2017, and 2016, and the related notes and report of independent registered public accounting firm thereto, filed with the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; (4) the consolidated financial statements of Camfaud Concrete as of November 16, 2016 and September 30, 2016 and 2015 and for the period from October 1, 2016 to November 16, 2016 and for the years ended September 30, 2016 and 2015, and the related notes and report of independent registered public accounting firm thereto, included in the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; and (5) the consolidated financial statements of Industrea Acquisition Corp. (“Industrea”) as of December 31, 2017 and for the period from April 7, 2017 (date of inception) to December 31, 2017 and the related notes thereto and report of independent registered public accounting firm thereon as set forth in the proxy statement/prospectus included in the Company’s Form S-4 registration statement (333-227259) filed in connection with the Business Combination (the “Form S-4”)  beginning on page F-3.

Business Overview

The Company is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), Eco-Pan, Inc. (“Eco-Pan”), and Camfaud Group Limited (“Camfaud”).

On December 6, 2018, the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated the previously announced business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (“CPH”) and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of CPH prior to the consummation of the Business Combination.

U.S. & U.K. Concrete Pumping

Brundage-Bone and Camfaud are concrete pumping service providers in the United States and United Kingdom (“U.K.”), respectively. Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone has 80 branch locations across 22 states with its corporate headquarters in Denver, Colorado. Camfaud has 28 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

In April 2018, Brundage-Bone completed the acquisition of substantially all assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the “O’Brien Companies”), solidifying Brundage-Bone’s presence in the Colorado and Phoenix, Arizona markets.

Concrete Waste Management Services — Eco-Pan (“Eco-Pan”)

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 14 operating locations across the United States with its corporate headquarters in Denver, Colorado.

Recent Developments

On March 18, 2019, the Company entered into an Interest Purchase Agreement pursuant to which it agreed to acquire all of the outstanding equity interests of Capital Pumping LP and its affiliates for $129.2 million in an all-cash transaction. The acquisition is expected to close in the second calendar quarter of 2019, subject to regulatory approvals and other customary closing conditions. The Company expects to finance the acquisition through the sale of equity or equity-linked securities and additional borrowings under its Term Loan Agreement.

Results of Operations

To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Business Combination closing date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The period presented from December 6, 2018 through January 31, 2019 is the “Successor” period. The periods presented from November 1, 2018 through December 5, 2018 and November 1, 2017 through January 31, 2018 are the “Predecessor” periods.

The historical financial information of Industrea prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to either pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the business combination. SPACs will operate until the closing of a business combination, and the SPAC operations until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 6, 2018 besides CPH’s operations as Predecessor.

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the three months ended January 31, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three months ended January 31, 2019	Three months ended January 31, 2018

Revenue	$33,970	$24,396	$58,366	$52,802
Cost of operations	21,103	14,027	35,130	30,001
Gross profit	12,867	10,369	23,236	22,801
Gross margin	37.9%	42.5%	39.8%	43.2%

General and administrative expenses	13,681	4,936	18,617	13,704
Transaction costs	-	14,167	14,167	8
Income (loss) from operations	(814)	(8,734)	(9,548)	9,089

Other (expense) income:
Interest expense	(5,592)	(1,644)	(7,236)	(5,087)
Loss on extinguishment of debt	-	(16,395)	(16,395)	-
Other income (expense), net	11	6	17	12
	(5,581)	(18,033)	(23,614)	(5,075)

Income (loss) before income taxes	(6,395)	(26,767)	(33,162)	4,014

Income tax (benefit) provision	(2,765)	(4,192)	(6,957)	(13,544)

Net income (loss)	(3,630)	(22,575)	(26,205)	17,558

Three Months Ended January 31, 2019

For the S/P Combined three months ended January 31, 2019, our net loss was $26.2 million, a decrease of $43.8 million compared to net income of $17.6 million in the same period a year ago. We had an 11% improvement in revenue year-over-year, driven by improved utilization of assets in almost all of our markets and the additional assets we obtained from the O’Brien acquisition, which supported the operations in the Colorado and Phoenix, AZ markets. Net income in the 2019 first quarter was negatively impacted by various items associated with the Business Combination, including substantial transaction costs, higher interest expense and higher depreciation and amortization expense from the step-up in fair value of certain assets. While the transaction costs will be dependent on our acquisition activity, the higher interest expense and higher depreciation and amortization expense from the step-up in fair value of certain assets will continue to be a year-over-year point of discussion. Furthermore, in the 2018 first quarter, as a result of the enactment of the Tax Cuts and Jobs Act in December 2017 (the “2017 Tax Act”), we revalued our deferred tax assets and liabilities, resulting in the realization of a substantial tax benefit whereas no such benefit was realized in the 2019 first quarter.

Industry Conditions and Outlook for the Company

We continue to see a sustained level of construction volume in both residential and commercial construction, with the outlook for infrastructure spending remaining relatively consistent for our services. Pricing continues to improve in our markets that have favorable supply and demand fundamentals. We are confident in sustainable growth for the markets in which we currently operated.

Total Assets

	Successor	Predecessor
	January 31,	October 31,
(in thousands)	2019	2018
Total Assets
Brundage-Bone	$501,010	$277,937
Camfaud	67,770	39,167
Eco-Pan	142,240	32,781
Corporate	24,428	20,259
	$735,448	$370,144

Total assets for the Company increased from $370.1 million as of October 31, 2018 to $735.4 million as of January 31, 2019. The primary driver of the increase in assets for all segments was due to the Business Combination which resulted in a step-up in the value of certain assets, including goodwill and intangibles.

Revenue

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands, except percentages)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three months ended January 31, 2019	November 1, 2017 through January 31, 2018	Increase / (Decrease)
Brundage-Bone	$24,067	$16,624	$40,691	$35,419	$5,272	14.9%
Camfaud	5,815	5,143	10,958	10,728	230	2.1%
Eco-Pan	4,088	2,629	6,717	6,655	62	0.9%
Revenue	$33,970	$24,396	$58,366	$52,802	$5,564	10.5%

U.S. Concrete Pumping — Brundage-Bone

Revenue for Brundage-Bone increased by 15% or $5.3 million from $35.4 million in the 2018 first quarter to $40.7 million in the S/P Combined 2019 first quarter. The incremental benefit of the O’Brien acquisition in April 2018, which added additional pumping capacity to the Colorado and Phoenix, Arizona markets, drove $2.7 million of the increase in revenue. Furthermore, with the exception of our California and Oregon operations, which realized unseasonably negative weather conditions throughout the 2019 first quarter, we realized topline growth in all of our other markets due to improved utilization of our operating assets.

U.K. Concrete Pumping — Camfaud

Revenue for Camfaud increased by 2% from $10.7 million in the 2018 first quarter to $11.0 million in the S/P Combined 2019 first quarter. The improvement in revenue was attributable to positive improved utilization rates of our operating assets, resulting in higher year-over-year revenue of $0.7 million. This was mostly offset by a $0.5 million reduction in revenues due to slight appreciation of the USD relative to the GBP.

Concrete Waste Management Services — Eco-Pan

Eco-Pan revenue for the 2019 first quarter was largely in line with the 2018 first quarter as improved revenue in many of our markets were mostly offset by the adverse weather conditions discussed above for our certain of our west coast divisions.

Gross Margin

Gross margin for the S/P Combined three months ended January 31, 2019 was 39.8%, down 340 basis points from the same period in the prior year. The decline in gross margin was primarily due to the step-up in depreciation related to both the Business Combination and O’Brien asset acquisition, as depreciation expense related to pumping equipment is included in cost of operations.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the S/P Combined first quarter of fiscal 2019 were $18.6 million compared to $13.7 million in the year-ago quarter. As a percent of revenue, G&A was 31.8% compared to 26.0% last year. The increase was largely due to nearly $4.0 million of higher amortization expense caused by the step-up in fair value of certain intangible assets related to the Business Combination with the remaining increase due to headcount growth.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in the completion of an acquisition. During the period from November 1, 2018 through December 5, 2018, the Predecessor incurred transaction costs of $14.2 million and debt extinguishment costs of $16.4 million. This is compared to $0.0 million in transaction or debt extinguishment costs for the three months ended January 31, 2018. All costs in the 2019 first quarter related to the Business Combination while the minimal costs in the 2018 first quarter were related to the O’Brien acquisition.

Interest Expense

Interest expense for the S/P Combined three months ended January 31, 2019 was $7.2 million, up $2.1 million, or 42%, from the same period in fiscal 2018. As part of the Business Combination, the Company extinguished all previous outstanding debt and entered into a new term loan and revolving credit facility. The increased interest expense is the result of higher average amounts outstanding during the three months ended January 31, 2019 when compared to the same period in fiscal 2018, coupled with interest rates on both new financial instruments being higher than the previous debt instruments. Assuming we maintain a consistent amount drawn on our revolving credit facility, no additional issuances of debt, no substantial changes in interest rates, and no substantial reduction in principal on our term loan, our interest expense in the Successor period from December 6, 2018 through January 31, 2019 of $5.6 million is more reflective of a run rate we would anticipate to incur on a going forward basis.

Income Tax (Benefit) Provision

Our income tax benefit for the S/P Combined three months ended January 31, 2019 was $7.0 million compared to $13.5 million for the three months ended January 31, 2018. The first quarter 2019 effective tax rate is impacted primarily by the GILTI inclusion and nondeductible meals and entertainment expenses.  The first quarter 2018 tax benefit was primarily the result of a tax benefit recognized on the re-measurement of deferred tax assets and liabilities totaling $13.5 million and a $0.8 million tax benefit related to the reduction of our deferred tax liability for unrepatriated foreign subsidiary earnings due to the 100 percent dividends received deduction.  These tax benefits were offset slightly by a provisional tax expense of $0.5 million related to the deemed repatriation of earnings from our foreign subsidiaries.

Adjusted EBITDA1

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three months ended January 31, 2019	November 1, 2017 through January 31, 2018
(in thousands, except percentages)
Statement of operations information:
U.S. Concrete Pumping - Brundage-Bone	$2,998	$7,627	$10,625	$9,943
U.K. Concrete Pumping - Camfaud	1,610	1,396	3,006	2,849
Concrete Waste Management Services - Eco-Pan	2,315	388	2,703	2,954
Corporate	637	177	814	625
	$7,560	$9,588	$17,148	$16,371

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping — Brundage-Bone

Brundage-Bone Adjusted EBITDA was $10.6 million for the S/P Combined three months ended January 31, 2019 versus $9.9 million for the comparable period in fiscal 2018. The 6.9% year-over-year increase was due primarily to volume growth across the majority of the US markets.  This growth was supported by additional operational assets acquired through the O’Brien acquisition completed in April 2018. The growth in Brundage-Bone was partially offset by the impact of harsh winter weather in the western region of the United States.

U.K. Concrete Pumping — Camfaud

Camfaud Adjusted EBITDA was $3.0 million for the S/P Combined three months ended January 31, 2019 versus $2.8 million for same period in fiscal 2018. The increase of 5.5% was attributable to positive weather conditions that drove an improved utilization of our operating assets.

Concrete Waste Management — Eco-Pan

Eco-Pan Adjusted EBITDA was $2.7 million for the S/P Combined three months ended January 31, 2019, down 8.5% from $3.0 million for same period in fiscal 2018. This decrease was primarily related to the impact of severe winter weather experienced in our mature western United States locations.

Corporate

Corporate Adjusted EBITDA totaled $0.8 million for the S/P Combined three months ended January 31, 2019 versus $0.6 million for same period in fiscal 2018. This represented an increase of 30.9% for the three months ended January 31, 2019 as compared to the three months ended January 31, 2018. The increase in EBITDA was primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) make payments related to strategic acquisitions, including the acquisition of all of the outstanding equity interests of Capital Pumping LP and its affiliates discussed in “Recent Developments” above. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.00 million. As of January 31, 2019, we had $4.8 million of cash and cash equivalents and $46.4 million of available borrowing capacity under the Revolver, providing total available liquidity of $51.2 million.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Term Loan Agreement (defined below) and (4) short-term financing under our ABL Credit Agreement. We may from time to time seek to retire or pay down borrowings on the outstanding balance of our Term Loan Agreement using cash on hand. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Term Loan Agreement and ABL Credit Agreement

As part of the Business Combination, all existing debt of the Predecessor was extinguished and the Company and certain of its subsidiaries entered into a Term Loan Agreement (the “Term Loan Agreement”) and the ABL Credit Agreement. Summarized terms of those debt agreements are included below.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an aggregate principal amount of $357.0 million;
●

The initial term loans advanced will mature and be due and payable in full seven years after the Closing Date, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;

●	Interest on borrowings under the Term Loan Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) an alternate base rate, plus an applicable margin of 6.00% or 5.00%, respectively;
●	The Term Loan Agreement is secured by (i) a first priority perfected lien on substantially all of the assets of the Company and certain of its subsidiaries that are loan parties thereunder to the extent not constituting ABL Credit Agreement priority collateral and (ii) a second priority perfected lien on substantially all ABL Credit Agreement priority collateral, in each case subject to customary exceptions and limitations;
●	The Term Loan Agreement includes certain non-financial covenants.

The outstanding balance under the Term Loan Agreement as of January 31, 2019 was $357.0 million. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in US Dollars and GBP up to a maximum of $60.0 million;
●

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swingline loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility;

●	All loans advanced will mature and be due and payable in full five years after the Closing Date;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●

Interest on borrowings in US Dollars and GBP under the ABL Credit Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

●	U.S. ABL Credit Agreement obligations will be secured by (i) a perfected first priority security interest in substantially all personal property of the Company and certain of its subsidiaries that are loan parties thereunder consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “U.S. ABL Priority Collateral”) and (ii) a perfected second priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations;
●	U.K. ABL Credit Agreement obligations will be secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and
●	The ABL Credit Agreement also includes (i) a springing financial covenant based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.;
●	The Company has complied with the covenants associated with the ABL Credit Agreement

The outstanding balance under the ABL Credit Agreement as of January 31, 2019 was $17.3 million.

Cash Flows

Cash generated from operating activities typically reflects net income, as adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation, and changes in our operating assets and liabilities. Generally, we believe our business requires a relatively low level of working capital investment due to low inventory requirements and customers paying the Company as invoices are submitted daily for many of our services.

Successor

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities during the period from December 6, 2018 to January 31, 2019 was $12.9 million (the “Successor Period”).

We used $217.6 million to fund investing activities during the Successor Period. The Company paid $445.4 million to fund the Business Combination and $11.2 million to purchase machinery, equipment and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $0.6 million.

Net cash provided from financing activities was $236.8 million for the Successor Period. Financing activities during the Successor Period included $357.0 million in proceeds from our new Term Loan Agreement, $17.3 million in borrowings under the Company’s new ABL Credit Agreement, $96.9 million from the issuance of common shares and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to the fund the Business Combination and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $20.9 million for the payment of debt issuance costs associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

Predecessor

Cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $7.9 million for the period from November 1, 2018 through December 5, 2019 (the “Predecessor Period”).

We used $0.1 million to fund investing activities during the Predecessor period.  We used $0.5 million to fund purchases of machinery, equipment and other vehicles to service our business. This was offset by $0.4 million in proceeds received from the sale of property, plant and equipment.

We used $15.4 million to fund financing activities during the Predecessor period and this activity was driven by $15.4 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At January 31, 2019, we had $1.3 million of undrawn letters of credit outstanding.

NON-GAAP MEASURES (ADJUSTED EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, other adjustments, management fees and other expenses. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three months ended January 31, 2019	Three months ended January 31, 2018
Statement of operations information:
Net income (loss)	$(3,630)	$(22,575)	$(26,205)	$17,558
Interest expense, net	5,592	1,644	7,236	5,087
Income tax (benefit) expense	(2,765)	(4,192)	(6,957)	(13,544)
Depreciation and amortization	8,374	2,713	11,087	5,950
EBITDA	7,571	(22,410)	(14,839)	15,051
Transaction expenses	-	14,167	14,167	8
Loss on debt extinguishment	-	16,395	16,395	-
Other (income) expense	(11)	(6)	(17)	(12)
Other adjustments	-	1,442	1,442	1,324
Adjusted EBITDA	$7,560	$9,588	$17,148	$16,371

Transaction expenses represented expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions.

Other adjustments include severance expenses, senior executive relocation costs, recruiting costs and non-cash expenses such as stock based compensation.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We have previously elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Significant estimates include accrued sales and use taxes, liability for incurred but unreported claims under various partially self-insured polices, allowance for doubtful accounts, goodwill impairment analysis, valuation of share-based compensation and accounting for business combinations. Actual results may differ from those estimates, and such differences may be material to our consolidated financial statements. We evaluate estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, inventory, stock-based compensation, concentration of credit risk and income taxes have the greatest potential impact on the consolidated financial statements. Therefore, we consider these critical accounting policies and estimates. For further information on all significant accounting policies, see our significant accounting policies in the notes to the consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 8-K/A filed with the SEC on January 29, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019 and concluded that, as of January 31, 2019, our disclosure controls and procedures were not sufficiently effective due to a material weakness (as defined in SEC Rule 12b-2) in our internal control over financial reporting. In particular, as of January 31, 2019, we had not yet fully developed the required accounting and financial reporting control environment to achieve the precision and timeliness required for a public company. The infrastructure of the accounting department, including the complement of personnel, is not sufficient to account for complex transactions, such as business combinations, or to fully handle SEC reporting requirements. Additionally, limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis. Because the Company's financial statements are dependent on the effectiveness of these controls, these deficiencies can result in the increased chance of fraud occurring and not being detected or the increased likelihood of a material error in the Company's financial statements.

In light of the material weakness, we have retained a global accounting and consulting firm with technical expertise in accounting and SEC reporting matters to support the preparation of our financial statements and assist us in performing additional analysis and other post-closing procedures to ensure that such financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The Company is taking other steps to remediate the material weakness. We have hired additional personnel with relevant accounting experience, skills and knowledge and plan to add new personnel as we deem necessary. With assistance from the consulting firm resources, we are implementing enhancements to our disclosure controls and procedures including the establishment of a Disclosure Committee. The Company has undertaken a comprehensive assessment, documentation and testing of our internal control over financial reporting pursuant to Management’s assertion requirements under section 404 (a) of the Sarbanes Oxley Act. We anticipate this work will include implementing remediation steps to address the material weakness discussed above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Current Report on Form 8-K/A filed with the SEC on January 29, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On December 6, 2018, in connection with the closing of the Business Combination, we redeemed a total of 22,337,322 shares of our common stock pursuant to the terms of our certificate of incorporation, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $231.4 million.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

		Incorporated by reference				Filed or
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries

Name: Iain Humphries

Title: Chief Financial Officer and Secretary

Dated: March 18, 2019