Form 10-Q
period 2019-04-30
Concrete Pumping Holdings, Inc.
filed 2019-06-10
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(303) 289-7497

(Registrant's telephone number, including area code)

None

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BBCP	The Nasdaq Capital Market

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

As of June 7, 2019, the registrant had 58,199,720 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2019

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	Successor	Predecessor
	(Unaudited)
	April 30,	October 31,
(in thousands, except per share amounts)	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$2,936	$8,621
Trade receivables, net	38,715	40,118
Inventory	3,956	3,810
Prepaid expenses and other current assets	6,775	3,947
Total current assets	52,382	56,496

Property, plant and equipment, net	244,864	201,915
Intangible assets, net	210,615	36,429
Goodwill	237,438	74,656
Other non-current assets	1,294	-
Deferred financing costs	1,083	648
Total assets	$747,676	$370,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$31,849	$62,987
Term loans, current portion	17,850	-
Current portion of capital lease obligations	88	85
Accounts payable	6,796	5,192
Accrued payroll and payroll expenses	6,597	6,705
Accrued expenses and other current liabilities	23,410	18,830
Income taxes payable	3,188	1,152
Deferred consideration	1,463	1,458
Total current liabilities	91,241	96,409

Long term debt, net of discount for deferred financing costs	316,554	173,470
Capital lease obligations, less current portion	523	568
Deferred income taxes	75,858	39,005
Total liabilities	484,176	309,452

Redeemable preferred stock, $0.001 par value, 2,342,264 shares issued and outstanding as of October 31, 2018 (liquidation preference of $11,239,060)	-	14,672
Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2019	25,000	-

Stockholders' equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 7,576,289 shares issued and outstanding as of October 31, 2018	-	8
Common stock, $0.0001 par value, 500,000,000 shares authorized, 34,399,559 shares issued and outstanding as of April 30, 2019	4	-
Additional paid-in capital	269,846	18,724
Accumulated other comprehensive income	(1,906)	584
(Accumulated deficit) retained earnings	(29,444)	26,704
Total stockholders' equity	238,500	46,020

Total liabilities and stockholders' equity	$747,676	$370,144

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands, except share and per share amounts)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2018

Revenue	$61,988	$56,404	$95,958	$24,396	$109,206

Cost of operations	37,628	31,963	58,731	14,027	61,964
Gross profit	24,360	24,441	37,227	10,369	47,242

General and administrative expenses	21,853	12,385	35,534	4,936	26,089
Transaction costs	1,282	1,117	1,282	14,167	1,125
Income (loss) from operations	1,225	10,939	411	(8,734)	20,027

Other income (expense) :
Interest expense, net	(9,318)	(5,126)	(14,910)	(1,644)	(10,213)
Loss on extinguishment of debt	-	-	-	(16,395)	-
Other income, net	20	8	31	6	20
	(9,298)	(5,118)	(14,879)	(18,033)	(10,193)

Income (loss) before income taxes	(8,073)	5,821	(14,468)	(26,767)	9,834

Income tax expense (benefit)	1,572	1,210	(1,193)	(4,192)	(12,334)

Net income (loss) attributable to Concrete Pumping Holdings, Inc.	(9,645)	4,611	(13,275)	(22,575)	22,168

Less preferred shares dividends	(434)	(342)	(703)	(126)	(684)
Less undistributed earnings allocated to preferred shares	-	(1,008)	-	-	(5,073)

Undistributed income (loss) available to common shareholders	$(10,079)	$3,261	$(13,978)	$(22,701)	$16,411

Weighted average common shares outstanding
Basic	29,166,165	7,576,289	29,043,174	7,576,289	7,576,289
Diluted	29,166,165	8,392,781	29,043,174	7,576,289	8,392,781

Net (loss) income per common share
Basic	$(0.35)	$0.43	$(0.48)	$(3.00)	$2.17
Diluted	$(0.35)	$0.39	$(0.48)	$(3.00)	$1.96

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through April 30, 2018

Net income (loss)	$(9,645)	$4,610	$(13,275)	$(22,575)	$22,168

Other comprehensive income:
Foreign currency translation adjustment	(1,349)	(1,367)	(1,906)	(674)	1,515

Total comprehensive income (loss)	$(10,994)	$3,243	$(15,181)	$(23,249)	$23,683

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(PREDECESSOR)
October 31, 2017 through April 30, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2017	$8	$18,444	$2,381	$(1,677)	$19,156
Stock-based compensation	-	94	-	-	94
Net income	-	-	-	17,558	17,558
Foreign currency translation adjustment	-	-	2,882	-	2,882
Balance at January 31, 2018	$8	$18,538	$5,263	$15,881	$39,689
Stock-based compensation	-	94	-	-	94
Net income	-	-	-	4,610	4,610
Foreign currency translation adjustment	-	-	(1,367)	-	(1,367)
Balance at April 30, 2018	$8	$18,631	$3,896	$20,491	$43,026

(PREDECESSOR)
October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)
December 6, 2018 through April 30, 2019

(in thousands)	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Class A	Class B	Capital	Income	Deficit)	Total
Balance at December 6, 2018	$0	1	$12,433	$-	$(7,434)	5,000
Redemption of Class A common stock	(0)	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net loss	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613
Shares issued to acquire business	-	-	1,150	-	-	1,150
Stock-based compensation expense	-	-	361	-	-	361
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	(5,158)	-
Net loss	-	-	-	-	(9,645)	(9,645)
Foreign currency translation adjustment	-	-	-	(1,349)	-	(1,349)
Balance at April 30, 2019	$4	$-	$269,846	$(1,906)	$(29,444)	$238,500

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2018
Net income (loss)	$(13,275)	$(22,575)	$22,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,668	2,060	8,259
Deferred income taxes	475	(4,355)	(12,452)
Amortization of deferred financing costs	1,832	152	684
Write off deferred debt issuance costs	-	3,390	-
Prepayment penalty on early extinguishment of debt	-	13,004	-
Amortization of debt premium	-	(11)	(5)
Amortization of intangible assets	11,838	653	3,829
Stock-based compensation expense	361	27	187
(Gain) on the sale of property, plant and equipment	(137)	(166)	(2,061)
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	1,235	485	(108)
Inventory	147	(294)	(514)
Prepaid expenses and other current assets	(2,869)	(1,283)	(823)
Income taxes payable, net	1,836	203	(845)
Accounts payable	(7,850)	(654)	(2,049)
Accrued payroll, accrued expenses and other current liabilities	(6,351)	17,280	(3,119)
Net cash provided by (used in) operating activities	(4,090)	7,916	13,151

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,007)	(503)	(10,324)
Proceeds from sale of property, plant and equipment	1,031	364	2,149
Cash withdrawn from Industrea Trust Account	238,474	-	-
Acquisition of net assets, net of cash acquired - CPH acquisition	(449,434)	-	-
Acquisition of net assets, net of cash acquired - Atlas acquisition	(2,257)	-	-
Acquisition of net assets, net of cash acquired - O'Brien acquisition	-	-	(21,000)
Net cash (used in) investing activities	(237,193)	(139)	(29,175)

Cash flows from financing activities:
Proceeds on long term debt	357,000	-	15,600
Payments on long term debt	(4,463)	-	-
Proceeds on revolving loan	73,659	4,693	89,460
Payments on revolving loan	(41,810)	(20,056)	(93,521)
Redemption of common shares	(231,415)	-	-
Payment of debt issuance costs	(21,049)	-	-
Payments on capital lease obligations	(34)	(7)	(86)
Issuance of preferred shares	25,000	-	-
Payment of underwriting fees	(8,050)	-	-
Issuance of common shares	96,901	-	-
Proceeds on exercise of rollover incentive options	1,370	-	-
Net cash provided by (used in) financing activities	247,109	(15,370)	11,453
Effect of foreign currency exchange rate on cash	(2,894)	(70)	1,535
Net increase (decrease) in cash	2,932	(7,663)	(3,036)
Cash:
Beginning of period	4	8,621	6,925
End of period	$2,936	$958	$3,889

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2018
Supplemental cash flow information:
Cash paid for interest	$11,081	$201	$10,481
Cash paid (refunded) for income taxes	$265	$-	$(24)

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$164,909	$-	$-
Equipment purchases included in accrued expenses	$4,679	$-	$2,340
Shares issued to acquire a business	$1,150	$-	$-
Holdbacks related to the acquisition of a business	$181	$-	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company” or “Successor”) is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

On December 6, 2018 (the "Closing Date"), the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated the previously announced business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (“CPH”) and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of CPH prior to the consummation of the Business Combination. See Note 4 – Business Combinations for further discussion.

Nature of business

Brundage-Bone and Camfaud are concrete pumping service providers in the United States ("U.S.") and United Kingdom (“U.K.”), respectively. Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone has 80 branch locations across 22 states. Camfaud has 29 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the U.S. with its corporate headquarters in Denver, Colorado.

Seasonality

The Company’s sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from quarter to quarter and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at April 30, 2019 and for all periods presented.

As a result of the Business Combination, the Company is the acquirer for accounting purposes and CPH is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combinations for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of CPH.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable. These statements should be read in conjunction with the Predecessor’s Consolidated Financial Statements and Notes thereto as of October 31, 2018 and 2017, and for the years ended October 31, 2018, 2017 and 2016, included as Exhibit 99.3 in the Company’s Form 8-K/A (Amendment No.1) filed with the SEC on January 29, 2019.

The historical financial information of Industrea prior to the Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. SPACs will operate until the closing of a business combination, and the SPAC operations until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 6, 2018 besides CPH’s operations as Predecessor.

Principles of consolidation

The Successor Consolidated Financial Statements include all amounts of the Company and its subsidiaries. The Predecessor Consolidated Financial Statements include all amounts of CPH and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of April 30, 2019 and October 31, 2018, the allowance for doubtful accounts was $0.2 million and $0.7 million, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow-moving inventory to account for cost adjustments to net realizable value. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of April 30, 2019 and October 31, 2018.

Fair Value Measurements

The Financial Accounting Standard Board’s (the "FASB") standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Goodwill

The Company accounts for goodwill under Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”). The Company’s goodwill is the direct result of business combinations, is recorded using the acquisition method of accounting, and is not amortized, but is expected to be deductible for tax purposes. The Company tests its recorded goodwill for impairment on an annual basis on August 31, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. The Company has the option to first assess qualitative factors to determine whether or not it is more than likely that the fair value of the reporting unit is less than the carrying value (also referred to as "Step 1"). If the result of a qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying value, a quantitative test is performed. The Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), and accordingly, goodwill impairment is recognized in the amount that the carrying value of the reporting unit exceeds the fair value of the reporting unit, not to exceed the amount of goodwill allocated to the reporting unit, based on the results of the Step 1 analysis.

Property, plant and equipment

Property, plant and equipment are recorded at acquired cost (or their estimated fair value when acquired through a business combination) less accumulated depreciation. Expenditures for additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal. Property, plant and equipment is depreciated using the straight line method over the following estimated useful lives:

	in years
Buildings and improvements	15	to	40
Capital lease assets—buildings	40
Furniture and office equipment	2	to	7
Machinery and equipment	3	to	25
Transportation equipment	3	to	7

Capital lease assets are depreciated over the estimated useful life of the asset.

Intangible assets

Intangible assets are recorded at cost or their estimated fair value when acquired through a business combination less accumulated amortization (if finite-lived).

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of April 30, 2019.

Revenue recognition

The Company generates revenues primarily from concrete pumping services in both the U.S. and the U.K. Additionally, revenues are generated from the Company’s waste management business which consists of service fees charged to customers for the delivery of our pans and containers and the disposal of the concrete waste material.

The Company recognizes revenue from these businesses when all of the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) the service has been performed or delivery has occurred, (c) the price is fixed or determinable, and (d) collectability is reasonably assured. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company imposes and collects sales taxes concurrent with its revenue-producing transactions with customers and remits those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which it operates. The Company presents such taxes in its consolidated statements of income on a net basis.

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

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling ("GBP"). The assets and liabilities of the foreign subsidiaries are translated into US dollars using the period end exchange rates, and the consolidated statements of income are translated at the average rate for the period. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the U.S. Dollar.

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

Concentrations

As of April 30, 2019 and October 31, 2018, there were three significant vendors that the Company relies upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Note 3. New Accounting Pronouncements

We have opted to take advantage of the extended transition period applicable to emerging growth companies pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) for new accounting standards.

Recently issued accounting pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which is a comprehensive new revenue recognition model.

Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for entities other than public business entities in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach for the fiscal year ending October 31, 2020. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The new standard will be applied prospectively to any transactions occurring within the period of adoption and is effective for entities other than public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company plans to adopt this standard in the first quarter of the fiscal year ending October 31, 2020.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The new standard is effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company plans to adopt the new standard effective for the year ending October 31, 2021. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

Note 4. Business Combinations

April 2019 Acquisition of Atlas Concrete Pumping

On April 15, 2019, the Company acquired Atlas Concrete Pumping, Inc., a concrete pumping provider based in Boise, Idaho, for a purchase price of $3.4 million, which was paid using a combination of $2.3 million in cash and $1.1 million in common stock. This acquisition qualified as a business combination under ASC 805. The Company has preliminarily recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with approximately $1.6 million being allocated to equipment, $0.3 million allocated to working capital assets, $0.8 million being allocated to finite-lived intangible assets, and $0.8 million being recognized as goodwill. Goodwill represents expected synergies from combining operations and the assembled workforce.

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

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Consideration paid:
Cash	$445,386
Fair value of rollover equity	164,908
Net working capital adjustment	4,048
Total consideration paid	$614,342

Net assets acquired:
Current assets	$49,112
Intangible assets	220,700
Property and equipment	223,174
Liabilities assumed	(115,317)
Total net assets acquired	377,669

Goodwill	$236,673

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

During the three months ended April 30, 2019, the Company adjusted the valuation of its property and equipment as part of a measurement period adjustment by $3.9 million, with a corresponding offset to goodwill and a net change to deferred tax liabilities of $2.1 million. Additionally, a net working capital adjustment of $4.0 million was made to the previous owners of the Predecessor and has been reflected as an increase in total consideration to acquire the business.

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

In conjunction with the Business Combination, there were $20.1 million of transaction bonuses and, as a result of a change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statements of operations and comprehensive income (loss) periods, but instead are presented “on the line.”

April 2018 acquisition of O’Brien (Predecessor)

In April 2018, Brundage-Bone entered into an asset purchase agreement to acquire substantially all assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the "O’Brien Companies”) for cash.

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

Acquisition-related expenses incurred by the Predecessor amounted to $1.1 million, $0.0 million of which were recognized in the Consolidated Statements of Income for the six months ended April 30, 2018 (Predecessor) as the acquisition occurred after the aforementioned Predecessor period.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Business Combination and the acquisition of the O’Brien as if they had occurred on November 1, 2017. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Business Combination and the acquisition of the O’Brien had been completed on November 1, 2017, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

	Successor and Predecessor	Predecessor
(in thousands)	November 1, 2018 through April 30, 2019	November 1, 2017 through April 30, 2018
Revenue	$24,396	$109,206
Pro forma revenue adjustments by Business Combination
O'Brien	-	6,990
CPH	95,958	-
Total pro forma revenue	$120,354	$116,196

	Successor and Predecessor	Predecessor
	November 1, 2018 through April 30, 2019	November 1, 2017 through April 30, 2018
Net (loss) income	$(22,575)	$22,168
Pro forma net income adjustments by Business Combination
O'Brien	-	(1,013)
CPH	(13,275)	-
Total pro forma net (loss) income	$(35,850)	$21,155

Note 5.     Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its ABL credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The Company believes the carrying values of its capital lease obligations represent fair value.

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	Successor		Predecessor
	April 30,		October 31,
	2019		2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured notes	$-	$-	$167,553	$178,025
Seller notes	-	-	8,292	8,292
Term loans	352,538	342,622	-	-
Capital lease obligations	611	611	653	653

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statements of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement.

The fair value of the deferred consideration was $1.5 million at each of April 30, 2019 (Successor) and October 31, 2018 (Predecessor). The change in the fair value measurement of the deferred consideration was not significant to either the Predecessor or Successor periods.

The Company's non-financial assets, which primarily consist of property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite lived intangibles), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value.

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Prepaid insurance	$3,076	$348
Prepaid licenses and deposits	424	236
Prepaid rent	392	326
Prepaid sponsor fees	-	667
Other prepaids	1,974	2,370
Capitalized equity issuance costs	909	-
Total prepaid expenses and other current assets	$6,775	$3,947

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Land, building and improvements	$21,098	$22,244
Capital leases—land and buildings	828	909
Machinery and equipment	229,205	237,094
Transportation equipment	1,162	3,297
Furniture and office equipment	702	1,486
	252,995	265,030
Less accumulated depreciation	(8,131)	(63,115)
Property, plant and equipment, net	$244,864	$201,915

Depreciation expense for the Successor for the three-month period ended April 30, 2019 and the period from December 6, 2018 to April 30, 2019 was $5.2 million and $8.7 million, respectively. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 and for the three and six-month periods ended April 30, 2018 was $2.1 million, $4.3 million, $8.3 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses. In conjunction with the Business Combination, the basis of all property, plant and equipment was recognized at fair value in purchase accounting and as such, there is a significant decline in the accumulated depreciation balances as of April 30, 2019 when compared to October 31, 2018.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations). The following table summarizes the composition of intangible assets at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor			Predecessor
	April 30,			October 31,
	2019			2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationship	$170,312	$(11,627)	$158,685	$47,641	$(23,093)	$24,548
Trade name	5,241	(211)	5,030	15,412	(3,540)	11,872
Trade name (indefinite life)	46,900	-	46,900	-	-	-
Noncompete agreements	-	-	-	495	(486)	9
	$222,453	$(11,838)	$210,615	$63,548	$(27,119)	$36,429

Amortization expense for the Successor for the three-month period ended April 30, 2019 and the period from December 6, 2018 to April 30, 2019 was $7.0 million and $11.8 million, respectively. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 and for the three and six-month periods ended April 30, 2018 was $0.7 million, $1.9 million, and $3.8 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2019 (excluding the period from December 6, 2018 to April 30, 2019)	$17,566
2020	26,650
2021	21,657
2022	17,531
2023	14,019
Thereafter	66,292
$163,715

Note 9. Long Term Debt and Revolving Lines of Credit

Successor

As part of the Business Combination, the Predecessor’s Revolver, U.K. Revolver, Senior secured notes, and Seller notes (see Predecessor section below for a discussion of these agreements) were all extinguished and the Company entered into (i) a Term Loan Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners, and the other Lenders party thereto and (the “Term Loan Agreement”) (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, and the other parties thereto (“ABL Credit Agreement”). Summarized terms of those debt agreements are included below.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an aggregate principal amount of $357.0 million (increased subsequent to April 30, 2019 by $60.0 million; see Note 19 - Subsequent Events);
●

The initial term loans advanced will mature and be due and payable in full seven years after the Closing Date, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;

●	Borrowings under the Term Loan Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) an alternate base rate, plus an applicable margin of 6.00% or 5.00%, respectively;
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

The outstanding balance under the Term Loan Agreement as of April 30, 2019 was $352.5 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the Term Loan for fiscal years ending October 31 and thereafter is as follows:

Years ended October 31:
(in thousands)
2019	$13,387
2020	17,850
2021	17,850
2022	17,850
2023	17,850
Thereafter	267,751
$352,538

Note:  The above amounts are not reflective of the $60.0 million increase to the Term Loan subsequent to April 30, 2019.  See Note 19 - Subsequent Events for further information

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
●

Borrowings in US Dollars and GBP under the ABL Credit Agreement will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

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

●

U.K. ABL Credit Agreement obligations will be secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and

●

The ABL Credit Agreement also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Credit Agreement as of April 30, 2019 was $31.8 million and the Company was in compliance with all debt covenants.

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

As of October 31, 2018, the outstanding balance of the Revolver was $48.7 million and the Predecessor was in compliance with all debt covenants.

U.K. Revolver

The Predecessor had a revolving loan agreement (the “U.K. Revolver”) associated with the acquisition of Camfaud in November 2016. The U.K. Revolver had a maximum borrowing capacity of approximately $28.0 million and bore interest at LIBOR plus 2.00%. The U.K. Revolver required the Predecessor maintain a maximum ratio of total fixed charges.

As of October 31, 2018, the outstanding balance of the U.K. Revolver was $14.3 million and the Predecessor was in compliance with all debt covenants.

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

In conjunction with the acquisition of the O’Brien Companies (See Note 4 - Business Combinations) in April 2018, the Predecessor issued additional New Senior Notes with a principal amount of $15.0 million at a 104 percent premium for a total purchase price of $15.6 million. The $0.6 million has been recorded by the Company as a debt premium and will be amortized over the life of the New Senior Notes using the effective interest method.

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

In connection with the Business Combination, the Company repaid its existing credit facilities in full and replaced them with the Term Loan Agreement and the ABL Credit Agreement. The Company also incurred an aggregate of $16.4 million of costs related to the extinguishment of its existing debts, including the write-off of unamortized borrowing costs and an early extinguishment fee paid to its lenders. The amount has been reflected in the as debt extinguishment costs in the Predecessor’s consolidated statement of income for the period ended December 5, 2018.

The table below is a summary of the composition of the Company’s long-term debt balances at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor. Note that the term loan is combined for short term and long term balances.

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Term loan	$352,538	$-
Senior secured notes	-	167,553
Seller notes	-	8,292
	352,538	175,845
Plus unamortized premium on debt	-	540
Less unamortized deferred financing costs	(18,134)	(2,915)
Total long term debt	$333,404	$173,470

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Accrued vacation	$3,569	$3,482
Accrued bonus	1,820	1,766
Other accrued	1,208	1,457
Total accrued payroll and payroll expenses	$6,597	$6,705

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at April 30, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Accrued insurance	$5,588	$4,743
Accrued interest	2,939	3,092
Accrued equipment purchases and deposits	6,865	-
Accrued sales and use tax	4,484	4,145
Accrued professional fees	2,555	3,579
Other	979	3,271
Total accrued expenses and other liabilities	$23,410	$18,830

Note 12. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, the following items:

●

Lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. In accordance with ASC Topic 740, Income Taxes, the Predecessor recognized the income tax effects of the 2017 Tax Act in its financial statements in the period the 2017 Tax Act was signed into law;

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
●

The Global Intangible Low Tax Income (“GILTI”) provisions are effective for tax years beginning on or after January 1, 2018. In FASB staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that ASC 740 was not clear with respect to the appropriate accounting for GILTI, and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). The Company has not yet adopted an accounting policy related to GILTI

For the Successor quarter ended April 30, 2019, we recorded income tax expense of $1.6 million on a pretax loss of $8.1 million. For the same Predecessor quarter in the prior year, we recorded income tax expense of $1.2 million on pretax income of $5.8 million, resulting in an effective tax rate of 20.8%. The primary driver of the income tax expense on a pretax loss in the 2019 fiscal second quarter is the result of a change in our estimated full year effective tax rate due to a change in our estimated full year income before tax, which resulted in a true-up to income tax expense in the current quarter.

For the Successor period from December 6, 2018 to April 30, 2019, the Company recorded an income tax benefit of $1.2 million on a pretax loss of $14.5 million, resulting in an effective tax rate of 8.3%. The effective tax rate for this period was heavily affected by the income tax expense activity discussed above for the successor quarter ended April 30, 2019.

For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%. For the Predecessor period for the six months ended April 30, 2018, the Company recorded an income tax benefit of $12.3 million on pretax income of $9.8 million, resulting in an effective tax rate that was not meaningful. The factors impacting comparability between our effective tax rates are as follows:

(1)	The net impact from the enactment of the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%;
(2)	The Predecessor recording a tax benefit of $14.4 million in the six months ended April 30, 2018 related to the re-measurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent;
(3)	The Predecessor recording a provisional tax expense of $0.5 million in the six months ended April 30, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries;
(4)	The Predecessor recording a provisional tax benefit of $0.7 million in the six months ended April 30, 2018 related to the reduction of the deferred tax liability on unrepatriated foreign earnings due to the 100 percent dividends received deduction;
(5)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs; and
(6)	The Successor including $0.7 million of tax expense in the estimated annual effective rate for the period ended April 30, 2019 related to GILTI.

At April 30, 2019 and October 31, 2018, we had deferred tax liabilities, net of deferred tax assets, of $75.9 million and $39.0 million, respectively. The increase in our net deferred tax liability is primarily due to deferred tax liabilities recorded in purchase accounting related to the fair value adjustments to fixed assets and other identifiable intangible assets.  The Company has a valuation allowance of $0.1 million as of both April 30, 2019 and October 31, 2018 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had no liability for uncertain tax positions at April 30, 2019 and October 31, 2018.

Note 13. Commitments and Contingencies

Successor

Self-insurance

The Company’s automobile, general and worker's compensation insurance is partially self-insured. The general liability deductible was $100,000 per claim as of April 30, 2019 and October 31, 2018. The worker’s compensation and automobile policies are fully-insured. The Successor and Predecessor had accrued $3.6 million and $3.2 million, as of April 30, 2019 and October 31, 2018, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million and $0.3 million, as of April 30, 2019 and October 31, 2018, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

Management accrued $1.5 million and $1.0 million, as of April 30, 2019 and October 31, 2018, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of April 30, 2019, total outstanding letters of credit totaled $1.5 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

In conjunction with the Business Combination, all common and preferred shares that were in existence for the Predecessor were settled and no longer outstanding subsequent to December 5, 2018.

Successor

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following the Business Combination, there were:

•	28,847,707 shares of common stock issued and outstanding;
•	34,100,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share; and
•	2,450,980 shares of zero-dividend convertible perpetual preferred stock (“Series A Preferred Stock”) outstanding, as further discussed below

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of April 30, 2019, there were 13,017,777 public warrants and no private warrants outstanding.

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments).

Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The preferred stock contains a redemption feature contingent upon a change in control which is not solely within the control of the Company, and as such, the preferred stock is presented outside of permanent equity.

Warrant Exchange

On April 1, 2019, the Company commenced an offer to each holder of its publicly traded warrants (the “public warrants”) and private placement warrants that were issued in connection with Industrea’s initial public offering on April 17, 2017 (the “private warrants”) the opportunity to receive 0.2105 shares of common stock in exchange for each outstanding public warrant tendered and 0.1538 shares of common stock in exchange for each private warrant tendered pursuant to the offer (the “Offer” or “Warrant Exchange”).

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the quarter ended April 30, 2019, all of which is included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of April 30, 2019, 13,017,777 public warrants and no private warrants were outstanding.

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

Note 15. Stock-Based Compensation

Successor

The Company rolled forward certain vested options from the Predecessor (see discussion below) to 2,783,479 equivalent vested options in the Successor. No incremental compensation costs were recognized on conversion as the fair value of the options issued were equivalent to the fair value of the vested options of the Predecessor. Exercise prices for those options range from $0.87 to $6.09.

In April 2019, pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock awards to certain employees in the United States and United Kingdom. All awards in the United States are restricted stock awards while awards granted to employees in the United Kingdom are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards vest pursuant to one of the following four conditions:

1.	Time-based only – Awards vest in equal installments over a five-year period
2.

$13 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $13.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

3.

$16 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $16.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

4.

$19 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $19.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. During the quarter ended April 30, 2019, we recognized $0.4 million in expense related to these stock awards.

Location	Type of Award	Shares Awarded	Individual Fair Value of Awards	Total Fair Value of Awards	Date Expense will be Recognized Through (Straight-Line Basis)
US	Time Based Only	1,156,630	$6.67	$7,714,722	12/6/2023
US	$13 Market/Time- Based	1,543,044	$4.47	$6,904,032	5/4/2024
US	$16 Market/Time- Based	1,543,044	$3.85	$5,940,038	8/27/2024
US	$19 Market/Time- Based	1,543,091	$3.34	$5,149,194	11/19/2024
UK	Time Based Only	164,744	$6.67	$1,098,842	12/6/2023
UK	$13 Market/Time- Based	238,808	$4.46	$1,066,272	5/4/2024
UK	$16 Market/Time- Based	238,808	$3.84	$917,096	8/27/2024
UK	$19 Market/Time- Based	238,833	$3.33	$794,772	11/19/2024
Total		6,667,002		$29,584,968

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, the acceleration clause within the original award agreements was triggered and all unvested awards immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Note 4 - Business Combinations). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 totaled $0.1 million, and has been included in general and administrative expenses on the accompanying consolidated statements of income.

Note 16. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights and the Company’s Series A Preferred Stock) is required to utilize the two-class method for calculating EPS unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period is calculated by taking the net income (loss) for the period, less both the dividends declared in the period on participating securities (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) for the period. Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options outstanding.

Successor

At April 30, 2019 (Successor), the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock, (2) 6.7 million outstanding unvested stock awards, (3) 1.2 million outstanding stock options and 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the period from December 6, 2018 through April 30, 2019 (Successor):

	Successor
(in thousands, except share and per share amounts)	Three-Months Ended April 30, 2019	December 6, 2018 through April 30, 2019
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(9,645)	$(13,275)
Less: Preferred stock - cumulative dividends	(434)	(703)
Net loss available to common shareholders	$(10,079)	$(13,978)

Weighted average shares (denominator):
Weighted average shares - basic	29,166,165	29,043,174
Weighted average shares - diluted	29,166,165	29,043,174

Basic loss per share	$(0.35)	$(0.48)
Diluted loss per share	$(0.35)	$(0.48)

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

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018 and from November 1, 2017 through April 30, 2018:

	Predecessor
(in thousands)	November 1, 2018 through December 5, 2018	Three Months ended April 30, 2018	November 1, 2017 through April 30, 2018
Net loss (numerator):
Net (loss) income attributable to Concrete Pumping Holdings, Inc.	$(22,575)	$4,611	$22,168
Less: Preferred stock - cumulative dividends	(126)	$(342)	(684)
Less: Undistributed earnings allocated to preferred shares	-	$(1,008)	(5,073)
Net (loss) income available to common shareholders	$(22,701)	$3,261	$16,411

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289	7,576,289	7,576,289
Dilutive effect of stock options	-	816,492	816,492
Weighted average shares - diluted	7,576,289	8,392,781	8,392,781

Basic income (loss) per share	$(3.00)	$0.43	$2.17
Diluted income (loss) per share	$(3.00)	$0.39	$1.96

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

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months End April 30, 2019	Three Months End April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through April 30, 2018
Revenue
Brundage-Bone	$42,548	$37,717	$66,615	$16,624	$73,136
Camfaud	12,689	12,100	18,504	5,143	22,828
Eco-Pan	6,751	6,587	10,839	2,629	13,242
	$61,988	$56,404	$95,958	$24,396	$109,206

EBITDA
Brundage-Bone	$5,812	$9,380	$11,348	$(24,565)	$18,003
Camfaud	4,298	4,184	4,431	1,587	7,033
Eco-Pan	2,580	2,895	4,161	388	5,849
Corporate	687	625	1,008	180	1,250
	$13,377	$17,084	$20,948	$(22,410)	$32,135

Interest expense, net
Brundage-Bone	$8,578	$4,062	$13,712	$1,154	$8,079
Camfaud	740	1,064	1,198	490	2,134
Eco-Pan	-	-	-	-	-
Corporate	-	-	-	-	-
	$9,318	$5,126	$14,910	$1,644	$10,213

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months End April 30, 2019	Three Months End April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through April 30, 2018
Depreciation and amortization
Brundage-Bone	$6,706	$3,523	$11,532	$1,635	$6,906
Camfaud	2,659	2,049	$4,297	890	4,050
Eco-Pan	2,703	505	$4,575	163	1,010
Corporate	64	61	102	25	122
	$12,132	$6,138	$20,506	$2,713	$12,088

Transaction costs including debt extinguishment
Corporate	$1,282	$1,117	$1,282	$30,562	$1,125
	$1,282	$1,117	$1,282	$30,562	$1,125

Total assets by segment for the periods presented are as follows:

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Total Assets
Brundage-Bone	$512,299	$277,937
Camfaud	65,898	39,167
Eco-Pan	149,360	32,781
Corporate	20,119	20,259
	$747,676	$370,144

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenues for the periods presented. There was no single customer that accounted for more than 10% of revenues for the periods presented. Revenues for the periods presented and long lived assets as of April 30, 2019 and October 31, 2018 are as follows:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months End April 30, 2019	Three Months End April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	November 1, 2017 through April 30, 2018
Revenues
U.S.	$49,299	$44,304	$77,454	$19,253	$86,378
U.K.	12,689	12,100	18,504	5,143	22,828
	$61,988	$56,404	$95,958	$24,396	$109,206

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Long Lived Assets
U.S.	$204,394	$167,368
U.K.	40,470	34,547
	$244,864	$201,915

Note 18. Related Party Transaction

Predecessor

The Predecessor had a Management Services Agreement, as amended from time to time, with PGP Advisors, LLC (PGP), an affiliate of the Sponsor, to provide advisory, consulting and other professional services. Under terms of the agreement, the annual fee for these services were $4.0 million from September of 2017 through August of 2019, and $2.0 million annually thereafter. For the three and six-month periods ended April 30, 2018 and in the period from November 1, 2018 through December 5, 2018, the Predecessor incurred $1.2 million, $2.3 million and $0.0 million, respectively, related to this agreement and other agreed upon expenses, which is included in general and administrative expenses on the accompanying consolidated statements of income. In conjunction with the Business Combination, this agreement was terminated.

Note 19 — Subsequent Events

On March 18, 2019, the Company entered into an Interest Purchase Agreement pursuant to which it agreed to acquire all of the outstanding equity interests of Capital Pumping LP and its affiliates (the “Capital Acquisition”) for $129.2 million in an all-cash transaction. The acquisition closed on May 15, 2019 and was financed with a combination of (i) $78.2 million of net proceeds from a public offering by the Company of 18,098,166 shares of its common stock at $4.50 per share (including $9.0 million of net proceeds received pursuant to the exercise of the underwriters’ option to purchase additional shares) and (ii) $60.0 million of incremental term loans under the Company’s Term Loan Agreement. Certain of the Company’s directors and officers and significant stockholders, and certain other investors identified by the Company, purchased an aggregate of 3,980,166 of the shares in the public offering from the underwriters at the same per-share price as was offered to the public. The public offering generated gross proceeds to the Company of $81.4 million. As of April 30, 2019, the Company had capitalized $0.9 million of equity issuance costs that will be transferred into additional paid-in capital in the 2019 third quarter. On March 26, 2019, the Company and certain of its affiliates entered into an Amendment No. 1 to Term Loan Agreement (“Amendment No. 1”), with Stifel Bank & Trust (“Stifel”) and Credit Suisse AG, Cayman Islands Branch (the “Administrative Agent”), pursuant to which Stifel and certain other lenders agreed to provide incremental term loans in an aggregate amount up to $40 million (the “Additional Term Loans”), which were to be borrowed under, and have substantially the same terms as the term loans previously borrowed under, that certain Term Loan Agreement, for the purpose of financing a portion of the consideration payable for the Capital Acquisition and the fees and expenses in connection therewith and in connection with the Additional Term Loans. On May 10, 2019, the parties to Amendment No. 1 entered into an Amended and Restated Amendment No. 1 to Term Loan Agreement (“Amended and Restated Amendment No. 1”), pursuant to which Stifel and certain other lenders agreed to provide an additional $20 million of Additional Term Loans, for an aggregate amount of $60 million, the net proceeds of which were used to finance a portion of the purchase price for the Capital Acquisition. The initial accounting for the business combination related to Capital Pumping was not complete at the date of issuance of the Company’s interim financial statements as the fair value accounting for acquired property and equipment has not yet been completed.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 8-K/A filed with the SEC on January 29, 2019.

Business Overview

The Company is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

On December 6, 2018, the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (“CPH”) and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of CPH prior to the consummation of the Business Combination.

U.S. & U.K. Concrete Pumping

Brundage-Bone and Camfaud are concrete pumping service providers in the United States ("U.S.") and United Kingdom (“U.K.”), respectively. Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone has 80 branch locations across 22 states with its corporate headquarters in Denver, Colorado. Camfaud has 29 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Concrete Waste Management Services — Eco-Pan (“Eco-Pan”)

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the United States with its corporate headquarters in Denver, Colorado.

Recent Developments

On March 18, 2019, the Company entered into an Interest Purchase Agreement pursuant to which it agreed to acquire all of the outstanding equity interests of Capital Pumping LP and its affiliates (the “Capital Acquisition”) for $129.2 million in an all-cash transaction. The acquisition closed on May 15, 2019 and was financed with a combination of (i) $78.2 million of net proceeds from a public offering by the Company of 18,098,166 shares of its common stock at $4.50 per share (including $9.0 million of net proceeds received pursuant to the exercise of the underwriters’ option to purchase additional shares) and (ii) $60.0 million of incremental term loans under the Company’s Term Loan Agreement. Certain of the Company’s directors and officers and significant stockholders, and certain other investors identified by the Company, purchased an aggregate of 3,980,166 of the shares in the public offering from the underwriters at the same per-share price as was offered to the public. The public offering generated gross proceeds to the Company of $81.4 million. As of April 30, 2019, the Company had capitalized $0.9 million of equity issuance costs that will be transferred into additional paid-in capital in the 2019 third quarter. On March 26, 2019, the Company and certain of its affiliates entered into an Amendment No. 1 to Term Loan Agreement (“Amendment No. 1”), with Stifel Bank & Trust (“Stifel”) and Credit Suisse AG, Cayman Islands Branch (the “Administrative Agent”), pursuant to which Stifel and certain other lenders agreed to provide incremental term loans in an aggregate amount up to $40 million (the “Additional Term Loans”), which were to be borrowed under, and have substantially the same terms as the term loans previously borrowed under, that certain Term Loan Agreement, for the purpose of financing a portion of the consideration payable for the Capital Acquisition and the fees and expenses in connection therewith and in connection with the Additional Term Loans. On May 10, 2019, the parties to Amendment No. 1 entered into an Amended and Restated Amendment No. 1 to Term Loan Agreement (“Amended and Restated Amendment No. 1”), pursuant to which Stifel and certain other lenders agreed to provide an additional $20 million of Additional Term Loans, for an aggregate amount of $60 million, the net proceeds of which were used to finance a portion of the purchase price for the Capital Acquisition. The initial accounting for the business combination related to Capital Pumping was not complete at the date of issuance of the Company’s interim financial statements as the fair value accounting for acquired property and equipment has not yet been completed.

Results of Operations

To reflect the application of different bases of accounting as a result of the Business Combination, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Business Combination closing date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The periods after December 5, 2018 are the “Successor” periods while the periods before December 6, 2018 are the “Predecessor” periods.

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

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the six months ended April 30, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands, except share and per share amounts)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018
Revenue	$61,988	$56,404	$95,958	$24,396	$120,354	$109,206
Cost of operations	37,628	31,963	58,731	14,027	72,758	61,964
Gross profit	24,360	24,441	37,227	10,369	47,596	47,242
Gross margin	39.3%	43.3%	38.8%	42.5%	39.5%	43.3%

General and administrative expenses	21,853	12,385	35,534	4,936	40,470	26,089
Transaction costs	1,282	1,117	1,282	14,167	15,449	1,125
(Loss) income from operations	1,225	10,939	411	(8,734)	(8,323)	20,027

Other (expense) income:
Interest expense, net	(9,318)	(5,126)	(14,910)	(1,644)	(16,554)	(10,213)
Loss on extinguishment of debt	-	-	-	(16,395)	(16,395)	-
Other income, net	20	8	31	6	37	20
	(9,298)	(5,118)	(14,879)	(18,033)	(32,912)	(10,193)
(Loss) income before income taxes	(8,073)	5,821	(14,468)	(26,767)	(41,235)	9,834
Income tax benefit	1,572	1,210	(1,193)	(4,192)	(5,385)	(12,334)
Net (loss) income	(9,645)	4,611	(13,275)	(22,575)	(35,850)	22,168

Three Months Ended April 30, 2019

For the three months ended April 30, 2019, our net loss was $9.7 million, a decrease of $14.3 million compared to net income of $4.6 million in the same period a year ago. We had a 9.9% improvement in revenue year-over-year, driven by improved utilization of assets in the majority of our markets and the additional assets we obtained from the O’Brien acquisition, which supported the operations in the Colorado and Phoenix, AZ markets. We continue to see a sustained level of construction volume in both residential and commercial construction, with the outlook for infrastructure spending remaining relatively consistent for our services.  Pricing continues to improve in our markets that have favorable supply and demand fundamentals. Net income in the 2019 second quarter was negatively impacted by higher depreciation expense of $1.0 million, amortization expense of $5.0 million, and interest expense, net of $4.2 million, all of which are predominantly the result of the Business Combination. In addition to the impact from the Business Combination, we incurred an additional $2.3 million in General and administrative (“G&A”) expenses on a year-over-year basis resulting from various costs related to being a new publicly traded company.

Six Months Ended April 30, 2019

For the S/P Combined six months ended April 30, 2019, our net loss was $35.9 million, a decrease of $58.0 million compared to net income of $22.2 million in the same period a year ago. We had a 10.2% improvement in revenue year-over-year, driven by the same items noted for the three months above. Net income in the S/P Combined six months ended April 30, 2019 was negatively impacted by higher depreciation expense of $2.5 million, amortization expense of $8.7 million, interest expense, net of $6.3 million, transaction costs of $14.3 million, and debt extinguishment costs of $16.4 million, all of which are predominantly the result of the Business Combination. In addition to the impact from the Business Combination, we incurred an additional $3.1 million in G&A expenses on a year-over-year basis resulting from various costs related to being a new publicly traded company. Furthermore, in the 2018 first quarter, as a result of the enactment of the Tax Cuts and Jobs Act in December 2017 (the “2017 Tax Act”), we revalued our deferred tax assets and liabilities, resulting in the realization of a substantial tax benefit whereas no such benefit was realized in fiscal 2019.

Total Assets

	Successor	Predecessor
	April 30,	October 31,
(in thousands)	2019	2018
Total Assets
Brundage-Bone	$512,299	$277,937
Camfaud	65,898	39,167
Eco-Pan	149,360	32,781
Corporate	20,119	20,259
	$747,676	$370,144

Total assets for the Company increased from $370.1 million as of October 31, 2018 to $747.7 million as of April 30, 2019. The primary driver of the increase in assets for all segments was due to the Business Combination which resulted in a step-up in the value of certain assets, primarily including goodwill and intangibles.

Revenue

	Successor	Predecessor	Change
(in thousands)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	$	%
Revenue
Brundage-Bone	$42,548	$37,717	$4,831	12.8%
Camfaud	12,689	12,100	589	4.9%
Eco-Pan	6,751	6,587	164	2.5%
	$61,988	$56,404	$5,584	9.9%

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor	Change
(in thousands)	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018	$	%
Revenue
Brundage-Bone	$66,615	$16,624	$83,239	$73,136	$10,103	13.8%
Camfaud	18,504	5,143	23,647	22,828	819	3.6%
Eco-Pan	10,839	2,629	13,468	13,242	226	1.7%
	$95,958	$24,396	$120,354	$109,206	$11,148	10.2%

U.S. Concrete Pumping — Brundage-Bone

Revenue for Brundage-Bone increased by 12.8% or $4.8 million from $37.7 million in the 2018 second fiscal quarter to $42.5 million in the 2019 second fiscal quarter. The incremental benefit of the O’Brien acquisition in April 2018, which added additional pumping capacity to the Colorado and Phoenix, Arizona markets, drove $2.3 million of the increase in revenue. Many of our locations, in particular Texas & Oklahoma, continue to experience positive construction momentum.  This growth was partially offset by our Washington and Oregon operations, which realized unseasonably unfavorable weather conditions throughout the 2019 second quarter, resulting in a $0.6 million decline in revenue year-over-year. We realized topline growth in the majority of our other markets due to improved utilization of our operating assets.

Revenue for Brundage-Bone increased by 13.8% or $10.1 million from $73.1 million in the first six months of 2018 to $83.2 million in the S/P Combined six months ended April 30, 2019. The incremental benefit of the O’Brien acquisition in April 2018 discussed above drove $4.8 million of the increase in revenue. We are experiencing positive construction momentum in the majority of the markets that we serve and see a sustained level of construction activity in both residential and commercial construction with the outlook for infrastructure spending remaining relatively consistent for our services.  The year over year growth to date is partially offset by our operations on the West Coast, which realized unseasonably unfavorable weather conditions throughout the first six months of fiscal 2019, resulting in a $0.7 million decline in revenue year-over-year.

U.K. Concrete Pumping — Camfaud

Revenue for Camfaud increased by 4.9% or $0.6 million from $12.1 million in the 2018 second fiscal quarter to $12.7 million in the 2019 second fiscal quarter. The improvement in revenue was attributable to positive weather conditions that drove improved utilization rates of our operating assets. Excluding any impact from foreign exchange rates, revenues for Camfaud were up 13% year-over-year.  The year-over-year appreciation of the USD relative to the GBP partially offset this increase, resulting in the 4.9% year-over-year improvement in revenues.

Revenue for Camfaud increased by 3.6% or $0.8 million from $22.8 million in the six months ended April 30, 2018 to $23.6 million in the S/P Combined six months ended April 30, 2019. The improvement in revenue was attributable to positive weather conditions that drove improved utilization rates of our operating assets. Excluding any impact from foreign exchange rates, revenues for Camfaud were up 7.2% year-over-year.  The year-over-year appreciation of the USD relative to the GBP partially offset this increase, resulting in the 3.6% year-over-year improvement in revenues.

Concrete Waste Management Services — Eco-Pan

Eco-Pan revenue for the 2019 second fiscal quarter and the S/P combined six months ended April 30, 2019 was largely in line with the same periods in fiscal 2018. Improved revenue in many of our markets was offset by slight declines in revenue for certain of our West Coast operations due to the adverse weather conditions discussed above. Specifically, aggregate revenue from operations in our West Coast were down $0.4 million year-over-year for the quarter ended April 30, 2019 and $0.6 million year-over-year for the S/P combined six months ended April 30, 2019.

Gross Margin

Gross margin for the 2019 second fiscal quarter was 39.3%, down 400 basis points from the same period in the prior year. Gross margin for the S/P Combined six months ended April 30, 2019 was 39.5%, down 380 basis points from the same period in the prior year. The decline in gross margin during both periods was primarily due to the step-up in depreciation related to both the Business Combination and O’Brien asset acquisition, as depreciation expense related to pumping equipment is included in cost of operations.

General and Administrative Expenses

G&A expenses for the second quarter of fiscal 2019 were $21.9 million, up $9.5 million when compared to $12.4 million in the same quarter of the prior year. As a percent of revenue, G&A was 35.3% compared to 22.0% in the same quarter of the prior year. The increase was largely due to $5.1 million of higher amortization expense caused by the step-up in fair value of certain intangible assets related to the Business Combination, a $2.3 million increase in combined legal, accounting, and director-related costs as a result of being a publicly traded company. The remaining increase is largely attributable to the O'Brien acquisition.

G&A expenses for the S/P Combined six-months ended April 30, 2019 were $40.5 million, up $14.4 million when compared to $26.1 million in the same period of fiscal 2018. As a percent of revenue, G&A was 33.6% compared to 23.9% last year. The increase was largely due to $8.0 million of higher amortization expense caused by the step-up in fair value of certain intangible assets related to the Business Combination, a $3.1 increase in combined legal, accounting, and director-related costs as a result of being a publicly traded company. The remaining increase is largely attributable to the O'Brien acquisition.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in the completion of an acquisition. For the three months ended April 30, 2019 and 2018, transaction costs were $1.3 million and $1.1 million, respectively.  The costs incurred during the 2019 second fiscal quarter were related to transaction expenses associated with the Capital Acquisition while the costs incurred during the 2018 second fiscal quarter were related to transaction expenses associated with the O’Brien acquisition.

During the period from November 1, 2018 through December 5, 2018, the Predecessor incurred transaction costs of $14.2 million and debt extinguishment costs of $16.4 million. All costs in this period were related to the Business Combination.

Interest Expense, Net

Interest expense, net for the three months ended April 30, 2019 and the S/P Combined six months ended April 30, 2019 was $9.3 million and $16.6 million, respectively, up $4.2 million and $6.3 million respectively from the comparable three and six month periods in fiscal 2018. As part of the Business Combination, the Company extinguished all previous outstanding debt and entered into a new term loan and revolving credit facility. The increased interest expense, net is the result of higher average debt amounts outstanding during the three and six months ended April 30, 2019 when compared to the same periods in fiscal 2018, coupled with interest rates on both new financial instruments being higher than the previous debt instruments.

Income Tax (Benefit) Provision

For the quarter ended April 30, 2019, we recorded income tax expense of $1.6 million on a pretax loss of $8.1 million. For the same quarter in the prior year, we recorded income tax expense of $1.2 million on pretax income of $5.8 million, resulting in an effective tax rate of 20.8%. The primary driver of the income tax expense on a pretax loss in in the 2019 fiscal second quarter is the result of a change in our estimated full year effective tax rate due to a change in our estimated full year income before tax, which resulted in a true-up to income tax expense in the current quarter. The discussion below of the six month period is more reflective of income tax expense activity expected for the remainder of the year.

For the S/P combined six-months ended April 30, 2019, we recorded an income tax benefit of $5.4 million on a pretax loss of $41.2 million, resulting in an effective tax rate of 13.1%. For the same period in the prior year, we recorded an income tax benefit of $12.3 million on pretax income of $9.8 million, resulting in an effective tax rate that is not meaningful. The factors impacting comparability between our effective tax rates are as follows:

(1)	The net impact from the enactment of the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%;
(2)	The Predecessor recording a tax benefit of $14.4 million in the six months ended April 30, 2018 related to the re-measurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent;
(3)	The Predecessor recording a provisional tax expense of $0.5 million in the six months ended April 30, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries;
(4)	The Predecessor recording a provisional tax benefit of $0.7 million in the six months ended April 30, 2018 related to the reduction of the deferred tax liability on unrepatriated foreign earnings due to the 100 percent dividends received deduction;
(5)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs; and
(6)	The Successor including $0.7 million of tax expense in the estimated annual effective rate for the period ended April 30, 2019 related to GILTI.

Adjusted EBITDA1

	Successor	Predecessor	Change
(in thousands, except percentages)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	$	%
U.S. Concrete Pumping - Brundage-Bone	$10,444	$9,538	906	9.5%
U.K. Concrete Pumping - Camfaud	4,081	3,939	142	3.6%
Concrete Waste Management Services - Eco-Pan	2,977	3,620	(643)	(17.8)%
Corporate	371	626	(255)	(40.7)%
Total	$17,873	$17,723	$150	0.8%

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor	Change
(in thousands, except percentages)	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six months ended April 30, 2019	Six months ended April 30, 2018	$	%
U.S. Concrete Pumping - Brundage-Bone	$15,178	$5,891	$21,069	$19,481	1,588	8.2%
U.K. Concrete Pumping - Camfaud	4,566	2,521	7,087	6,788	299	4.4%
Concrete Waste Management Services - Eco-Pan	4,681	999	5,680	6,574	(894)	(13.6)%
Corporate	1,008	177	1,185	1,250	(65)	(5.2)%
Total	$25,433	$9,588	$35,021	$34,093	$928	2.7%

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping — Brundage-Bone

Brundage-Bone Adjusted EBITDA was $10.4 million for the three months ended April 30, 2019 versus $9.5 million for the comparable period in fiscal 2018. The 9.5% year-over-year increase was due primarily to volume growth across the majority of the U.S. markets.  This growth was supported by additional operational assets acquired through the O’Brien acquisition completed in April 2018. The growth in Brundage-Bone was partially offset by weather-related issues in the western region of the United States, similar to those discussed for the change in revenue.

Brundage-Bone Adjusted EBITDA was $21.1 million for the S/P Combined six months ended April 30, 2019 versus $19.5 million for the comparable period in fiscal 2018. The 8.2% year-over-year increase was due primarily to the same factors discussed above.

U.K. Concrete Pumping — Camfaud

Camfaud Adjusted EBITDA was $4.1 million for the three months ended April 30, 2019 versus $3.9 million for same period in fiscal 2018. The increase of 3.6% was attributable to positive weather conditions that drove an improved utilization of our operating assets.

Camfaud Adjusted EBITDA was $7.1 million for the S/P Combined six months ended April 30, 2019 versus $6.8 million for same period in fiscal 2018. The increase of 4.4% is primarily due to the same reasons discussed above.

Concrete Waste Management — Eco-Pan

Eco-Pan Adjusted EBITDA was $3.0 million for the three months ended April 30, 2019, down 17.8% from $3.6 million for same period in fiscal 2018. This decrease was primarily related to the impact of severe winter weather experienced in our western U.S. locations.  The impact on Eco-Pan from weather conditions in the western U.S. locations is more magnified than the same impact on Brundage-Bone as the percentage of operations for Eco-Pan in the western U.S. region is higher than for Brundage-Bone.

Eco-Pan Adjusted EBITDA was $5.7 million for the S/P Combined six months ended April 30, 2019, down 13.6% from $6.6 million for same period in fiscal 2018. This decrease was primarily due to the same reasons discussed above.

Corporate

There was limited movement in our Corporate Adjusted EBITDA for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) make payments related to strategic acquisitions, such as the acquisition of all of the outstanding equity interests of Capital Pumping LP and its affiliates discussed in “Recent Developments” above. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.00 million, subject to a borrowing base limitation. As of April 30, 2019, we had $2.9 million of cash and cash equivalents and $20.2 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $23.1 million.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Term Loan Agreement (defined below) and (4) short-term financing under our ABL Credit Agreement. We may from time to time seek to retire or pay down borrowings on the outstanding balance of our ABL Credit Agreement or Term Loan Agreement using cash on hand. Such repayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Term Loan Agreement and ABL Credit Agreement

As part of the Business Combination, the Predecessor’s Revolver, U.K. Revolver, Senior secured notes, and Seller notes (see Predecessor section below for a discussion of these agreements) were all extinguished and the Company entered into (i) a Term Loan Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners, and the other Lenders party thereto (the “Term Loan Agreement”) (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto and the other parties thereto (“ABL Credit Agreement”). Summarized terms of those debt agreements are included below.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an original aggregate principal amount of $357.0 million. This amount was increased in May 2019 by $60.0 million in connection with the Capital Acquisition;
●

The initial term loans advanced will mature and be due and payable in full seven years after the issuance, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;

●	Borrowings under the Term Loan Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) an alternate base rate, plus an applicable margin of 6.00% or 5.00%, respectively;
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

The outstanding balance under the Term Loan Agreement as of April 30, 2019 was $352.5 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
●

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swingline loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the ABL Facility;

●	All loans advanced will mature and be due and payable in full five years after the issuance;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
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

●

U.K. ABL Credit Agreement obligations will be secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and

●

The ABL Credit Agreement also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Credit Agreement as of April 30, 2019 was $31.8 million and the Company was in compliance with all debt covenants.

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

Successor

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities during the period from December 6, 2018 to April 30, 2019 (the “Successor Period”) was $4.1 million.

We used $237.2 million to fund investing activities during the Successor Period. The Company paid $449.4 million to fund the Business Combination and $2.3 million to fund the acquisition of Atlas. Additionally, $25.0 million was used to purchase machinery, equipment and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $1.0 million.

Net cash provided from financing activities was $247.1 million for the Successor Period. Financing activities during the Successor Period included $357.0 million in proceeds from our new Term Loan Agreement, $31.8 million in net borrowings under the Company’s new ABL Credit Agreement, $96.9 million from the issuance of common shares, $1.4 million in proceeds from the exercise of stock options and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to the fund the Business Combination and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $21.0 million for the payment of debt issuance costs associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

Predecessor

Net cash provided by operating activities was $7.9 million for the period from November 1, 2018 through December 5, 2018 (the “Predecessor Period”).

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At April 30, 2019, we had $1.5 million of undrawn letters of credit outstanding.

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

	Successor	Predecessor	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six months ended April 30, 2019	Six months ended April 30, 2018
Statement of operations information:
Net income (loss)	$(9,645)	$4,611	$(13,275)	$(22,575)	$(35,850)	$22,168
Interest expense, net	9,318	5,126	14,910	1,644	16,554	10,213
Income tax expense (benefit)	1,572	1,210	(1,193)	(4,192)	(5,385)	(12,334)
Depreciation and amortization	12,132	6,138	20,506	2,713	23,219	12,088
EBITDA	13,377	17,085	20,948	(22,410)	(1,462)	32,135
Transaction expenses	1,282	1,117	1,282	14,167	15,449	1,125
Loss on debt extinguishment	-	-	-	16,395	16,395	-
Other expense (income)	(20)	(8)	(31)	(6)	(37)	(20)
Other adjustments	3,234	(471)	3,234	1,442	4,676	853
Adjusted EBITDA	$17,873	$17,723	$25,433	$9,588	$35,021	$34,093

Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

2019 Fiscal Second Quarter Update

In our 2019 first fiscal quarter, we identified certain control weaknesses regarding the effectiveness of disclosure controls and procedures over financial reporting (as defined by SEC Rule 12b-2). We had not yet fully developed the required accounting and financial reporting control environment to achieve the precision and timeliness required for a public company. The infrastructure of the accounting department, including the complement of personnel, was not sufficient to account for complex transactions, such as business combinations. Additionally, limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis. Because the Company's financial statements are dependent on the effectiveness of these controls, these deficiencies can result in the increased chance of fraud occurring and not being detected or the increased likelihood of a material error in the Company's financial statements.

During the 2019 second fiscal quarter, our management with the participation of our Chief Executive Officer and Chief Financial Officer have undertaken various steps to begin remediating such control deficiencies.  Changes have been made to the accessibility of our accounting systems, new controls, procedures and processes have been implemented in our financial statement close process and importantly, new members have been added to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls.

Changes in Internal Control Over Financial Reporting

Other than the discussion above, there have been no changes in our internal control over financial reporting that occurred during our second quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A. Risk Factors.

The following risk factor updates the Risk Factors previously disclosed in our Current Report on Form 8-K/A filed with the SEC on January 29, 2019 (the “Super 8-K/A”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Super 8-K/A. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in the Super 8-K.

We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.

We have a significant amount of indebtedness. As of April 30, 2019, we had $366.3 million of indebtedness outstanding in addition to $20.2 million of availability under our ABL Credit Agreement.

Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

●	increased vulnerability to general adverse economic and industry conditions;
●	higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases;
●

need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

●

limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, acquisitions and other investments, which may adversely affect our ability to implement our business strategy;

●	limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and
●	a competitive disadvantage compared to our competitors that have less debt.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Term Loan Agreement and the ABL Credit Agreement allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

		Incorporated by reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Interest Purchase Agreement, dated as of March 18, 2019, by and between the Company, Brundage-Bone Concrete Pumping, Inc., CPH Acquisition, LLC, ASC Equipment, LP, Capital Pumping, LP, MC Services, LLC, Capital Rentals, LLC, Central Texas Concrete Services, LLC, A. Keith Crawford and Melinda Crawford.	8-K	001-38166	2.1	3/18/2019
2.2	First Amendment to Interest Purchase Agreement, dated as of May 14, 2019, by and between Concrete Pumping Holdings, Inc., Brundage-Bone Concrete Pumping, Inc., CPH Acquisition, LLC, ASC Equipment, LP, Capital Pumping, LP, MC Services, LLC, Capital Rentals, LLC, Central Texas Concrete Services, LLC, A. Keith Crawford and Melinda Crawford.	8-K	001-38166	2.2	5/15/2019
10.1	Amendment No. 1 to Term Loan Agreement, dated as of March 26, 2019, by and between Concrete Pumping Holdings, Inc., Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings Inc., Credit Suisse AG, Cayman Islands Branch, and each lender party thereto.	8-K	001-38166	10.1	3/28/2019
10.2	Amended and Restated Amendment No. 1 to Term Loan, dated as of May 10, 2019, by and between Concrete Pumping Holdings, Inc., Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings Inc., Credit Suisse AG, Cayman Islands Branch, and each lender party thereto.	8-K	001-38166	10.1	5/15/2019
10.3	Dealer Manager and Solicitation Agent Agreement.	S-4	333-230669	10.23	4/1/2019
10.4	Tender and Support Agreement, dated as of April 1, 2019, by and among Concrete Pumping Holdings, Inc. and CFLL Sponsor Holdings, LLC.	S-4	333-230669	10.24	4/1/2019
10.5	First Amendment to Stockholders Agreement, dated as of April 1, 2019, by and among Concrete Pumping Holdings, Inc., CFLL Sponsor Holdings, LLC, CFLL Holdings, LLC and BBCP Investors, LLC.	S-4	333-230669	10.25	4/1/2019
10.6	Underwriting Agreement, dated as of May 10, 2019, by and among Concrete Pumping Holdings, Inc. and UBS Securities LLC.	8-K	001-38166	1.1	5/15/2019
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: June 10, 2019