Form 10-Q
period 2019-07-31
Concrete Pumping Holdings, Inc.
filed 2019-09-16
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File No. 001-38166

CONCRETE PUMPING HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	83-1779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

500 E. 84th Avenue, Suite A-5
Thornton, Colorado 80229
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

As of September 13, 2019, the registrant had 58,199,720 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2019

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheet

	Successor	Predecessor
	(Unaudited)
	July 31,	October 31,
(in thousands, except per share amounts)	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$4,529	$8,621
Trade receivables, net	43,904	40,118
Inventory	4,195	3,810
Prepaid expenses and other current assets	4,561	3,947
Total current assets	57,189	56,496

Property, plant and equipment, net	297,085	201,915
Intangible assets, net	230,676	36,429
Goodwill	277,051	74,656
Other non-current assets	2,302	-
Deferred financing costs	1,058	648
Total assets	$865,361	$370,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$31,331	$62,987
Term loans, current portion	20,888	-
Current portion of capital lease obligations	89	85
Accounts payable	6,788	5,192
Accrued payroll and payroll expenses	7,329	6,705
Accrued expenses and other current liabilities	18,936	18,830
Income taxes payable	1,046	1,152
Deferred consideration	1,372	1,458
Total current liabilities	87,779	96,409

Long term debt, net of discount for deferred financing costs	365,164	173,470
Capital lease obligations, less current portion	500	568
Deferred income taxes	71,179	39,005
Total liabilities	524,622	309,452

Redeemable preferred stock, $0.001 par value, 2,342,264 shares issued and outstanding as of October 31, 2018 (liquidation preference of $11,239,060)	-	14,672
Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31 2019	25,000	-

Stockholders' equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 7,576,289 shares issued and outstanding as of October 31, 2018		8
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,199,620 shares issued and outstanding as of July 31, 2019	6	-
Additional paid-in capital	348,856	18,724
Accumulated other comprehensive income	(6,441)	584
(Accumulated deficit) retained earnings	(26,682)	26,704
Total stockholders' equity	315,739	46,020

Total liabilities and stockholders' equity	$865,361	$370,144

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statement of Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands, except share and per share amounts)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018

Revenue	$78,655	$66,649	$174,613	$24,396	$175,854
Cost of operations	39,665	36,467	98,396	14,027	98,430
Gross profit	38,990	30,182	76,217	10,369	77,424

General and administrative expenses	28,159	16,798	63,693	4,936	42,887
Transaction costs	176	1,395	1,458	14,167	2,520
Income (loss) from operations	10,655	11,989	11,066	(8,734)	32,017

Other income (expense):
Interest expense	(9,843)	(5,477)	(24,753)	(1,644)	(15,690)
Loss on extinguishment of debt	-	-	-	(16,395)	-
Other income, net	28	14	59	6	34
Total other income (expense)	(9,815)	(5,463)	(24,694)	(18,033)	(15,656)

Income (loss) before income taxes	840	6,526	(13,628)	(26,767)	16,361

Income tax expense (benefit)	(1,922)	1,701	(3,115)	(4,192)	(10,632)

Net income (loss) attributable to Concrete Pumping Holdings, Inc.	2,762	4,825	(10,513)	(22,575)	26,993

Less preferred shares dividends	(456)	(1,050)	(1,159)	(126)	(1,050)
Less undistributed earnings allocated to preferred shares	-	(892)	-	-	(6,127)

Undistributed income (loss) available to common shareholders	$2,306	$2,883	$(11,672)	$(22,701)	$19,816

Weighted average common shares outstanding
Basic	49,940,411	7,576,289	37,155,182	7,576,289	7,576,289
Diluted	53,122,690	8,510,779	37,155,182	7,576,289	8,510,779

Net income (loss) per common share
Basic	$0.05	$0.38	$(0.31)	$(3.00)	$2.62
Diluted	$0.05	$0.34	$(0.31)	$(3.00)	$2.33

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018

Net income (loss)	$2,762	$4,825	$(10,513)	$(22,575)	$26,993
Other comprehensive income:
Foreign currency translation adjustment	(4,535)	(2,030)	(6,441)	(674)	(516)
Total comprehensive income (loss)	$(1,773)	$2,795	$(16,954)	$(23,249)	$26,477

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(PREDECESSOR)

October 31, 2017 through July 31, 2018

(in thousands)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2017	$8	$18,444	$2,381	$(1,677)	$19,156
Stock-based compensation	-	94	-	-	94
Net income	-	-	-	17,558	17,558
Foreign currency translation adjustment	-	-	2,882	-	2,882
Balance at January 31, 2018	$8	$18,538	$5,263	$15,881	$39,690
Stock-based compensation	-	94	-	-	94
Net income	-	-	-	4,610	4,610
Foreign currency translation adjustment	-	-	(1,367)	-	(1,367)
Balance at April 30, 2018	$8	$18,632	$3,896	$20,491	$43,027
Stock-based compensation	-	94	-	-	94
Net income	-	-	-	4,825	4,825
Foreign currency translation adjustment	-	-	(2,030)	-	(2,030)
Balance at July 31, 2018	$8	$18,726	$1,866	$25,316	$45,916

(PREDECESSOR)

October 31, 2018 through December 5, 2018

(in thousands)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)

December 6, 2018 through July 31, 2019

(in thousands)	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Class A	Class B	Capital	Income	Deficit)	Total
Balance at December 6, 2018	$0	1	$12,433	$-	$(7,434)	5,000
Redemption of Class A common stock	(0)	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net income (loss)	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613
Shares issued to acquire business	-	-	1,150	-	-	1,150
Stock based compensation expense	-	-	361	-	-	361
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	(5,158)	-
Net income (loss)	-	-	-	-	(9,645)	(9,645)
Foreign currency translation adjustment	-	-	-	(1,349)	-	(1,349)
Balance at April 30, 2019	$4	$-	$269,846	$(1,906)	$(29,444)	$238,500
Shares issued upon public offering Class A common stock	2	-	77,385	-	-	77,387
Stock based compensation expense	-	-	1,625	-	-	1,625
Net income (loss)	-	-	-	-	2,762	2,762
Foreign currency translation adjustment	-	-	-	(4,535)	-	(4,535)
Balance at July 31, 2019	$6	$-	$348,856	$(6,441)	$(26,682)	$315,739

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018
Net income (loss)	$(10,513)	$(22,575)	$26,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,125	2,060	12,956
Deferred income taxes	(2,983)	(4,355)	(11,722)
Amortization of deferred financing costs	1,385	152	1,233
Write off deferred debt issuance costs	-	3,390	-
Prepayment penalty on early extinguishment of debt	-	13,004	-
Amortization of debt premium	-	(11)	33
Amortization of intangible assets	22,235	653	5,720
Stock-based compensation expense	1,986	27	281
(Gain) / loss on the sale of property, plant and equipment	420	(166)	(2,264)
Net changes in operating assets and liabilities (net of acquisitions):
Changes in fair value of contingent consideration	-	-	734
Trade receivables, net	(4,346)	485	(5,751)
Inventory	(143)	(294)	(845)
Prepaid expenses and other current assets	(4,209)	(1,283)	(2,075)
Income taxes payable, net	(279)	203	863
Accounts payable	(7,666)	(654)	(2,041)
Accrued payroll, accrued expenses and other current liabilities	(8,587)	17,280	6,739
Net cash provided by (used in) operating activities	1,425	7,916	30,854

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,700)	(503)	(21,106)
Proceeds from sale of property, plant and equipment	1,546	364	1,910
Cash withdrawn from Industrea Trust Account	238,474	-	-
Acquisition of net assets, net of cash acquired - CPH acquisition	(449,434)	-	-
Acquisition of net assets, net of cash acquired - Atlas acquisition	(2,257)	-	-
Acquisition of net assets, net of cash acquired - Capital acquisition	(129,218)	-	-
Acquisition of net assets, net of cash acquired - O'Brien acquisition	-	-	(21,000)
Net cash provided by (used in) investing activities	(370,589)	(139)	(40,196)

Cash flows from financing activities:
Proceeds on long term debt	417,000	-	15,600
Payments on long term debt	(9,747)	(20,056)	-
Proceeds on revolving loan	161,123	4,693	129,951
Payments on revolving loan	(128,932)		(135,086)
Redemption of common shares	(231,415)	-
Payment of debt issuance costs	(23,708)	-
Payment of underwriting fees	(8,050)	-
Payments on capital lease obligations	(56)	(7)	(123)
Issuance of preferred shares	25,000	-	-
Issuance of common shares - Dec 2018	96,900	-	-
Issuance of common shares - May 2019	77,387	-	-
Proceeds on exercise of rollover incentive options	1,370	-	-
Net cash provided by (used in) financing activities	376,872	(15,370)	10,342
Effect of foreign currency exchange rate on cash	(3,183)	(70)	(516)
Net increase (decrease) in cash	4,525	(7,663)	484
Cash:
Beginning of period	4	8,621	6,925
End of period	$4,529	$958	$7,409

 The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

	Successor	Predecessor
(in thousands)	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine months ended July 31, 2018
Supplemental cash flow information:
Cash paid for interest	$20,696	$201	$12,745
Cash paid (refunded) for income taxes	$1,860	$-	$120

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$164,909	$-	$-
Equipment purchases included in accrued expenses	$7,658	$-	$152
Shares issued to acquire a business	$1,150	$-	$-
Holdbacks related to the acquisition of a business	$181	$-	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company” or “Successor”) is a Delaware corporation headquartered in Denver, Colorado. The Unaudited Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

On December 6, 2018 (the "Closing Date"), the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (“CPH”) and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.  The financial results described herein for the dates and periods prior to the Business Combination relate to the operations of CPH prior to the consummation of the Business Combination. See Note 4 – Business Combinations for further discussion.

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 22 states, with its corporate headquarters in Thornton (near Denver), Colorado. Camfaud has 29 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 19 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at July 31, 2019 and for all periods presented.

As a result of the Business Combination, the Company is the acquirer for accounting purposes and CPH is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

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

The historical financial information of Industrea prior to the Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 6, 2018 besides CPH’s operations as Predecessor.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of July 31, 2019 and October 31, 2018, the allowance for doubtful accounts was $0.5 million and $0.7 million, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow-moving inventory to account for cost adjustments to net realizable value. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of July 31, 2019 and October 31, 2018.

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

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheet. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheet.

Goodwill

In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

As a result of the stock price of the Company declining substantially, management concluded this qualified as a triggering event requiring a step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  Refer to the Note 8 for further discussion.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of July 31, 2019.

Revenue recognition

The Company generates revenue primarily from concrete pumping services in both the U.S. and the U.K. Additionally, revenue is generated from the Company’s waste management business which consists of service fees charged to customers for the delivery of our pans and containers and the disposal of the concrete waste material.

The Company recognizes revenue from these businesses when all of the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) the service has been performed or delivery has occurred, (c) the price is fixed or determinable, and (d) collectability is reasonably assured. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company imposes and collects sales taxes concurrent with its revenue-producing transactions with customers and remits those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which it operates. The Company presents such taxes in its consolidated statement of income on a net basis.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The value of the vested portion of the award is recognized as expense in the consolidated statement of income over the requisite service periods when applicable. Compensation expense for all share-based awards is recognized using the straight-line method. The Company will account for forfeitures as they occur in accordance with the early adoption of ASU No. 2016-09, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting.

Income taxes

The Company complies with ASC 740, Income Taxes, which requires a liability approach to financial reporting for income taxes.

The Company computes deferred income tax assets and liabilities annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. Income tax expense includes both the current income taxes payable or refundable and the change during the period in the deferred tax assets and liabilities. The tax benefit from an uncertain tax position is only recognized in the consolidated balance sheet if the tax position is more likely than not to be sustained upon an examination.

Camfaud files income tax returns in the U.K. Camfaud’s national statutes are generally open for one year following the statutory filing period.

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling ("GBP"). The assets and liabilities of the foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates, and the consolidated statement of income are translated at the average rate for the period. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statement of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the U.S. Dollar.

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

Concentrations

As of July 31, 2019 and October 31, 2018, there were three significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

Cash balances held at financial institutions may, at times, be in excess of federally insured limits. It is management’s belief that the Company places its temporary cash balances in high-credit quality financial institutions.

The Company’s customer base is dispersed across the United States and U.K. The Company performs ongoing evaluations of its customers’ financial condition and requires no collateral to support credit sales. During the Predecessor and Successor periods described above, no customer represented 10 percent or more of sales or trade receivables.

Note 3. New Accounting Pronouncements

We have opted to take advantage of the extended transition period available to emerging growth companies pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) for new accounting standards.

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

Note 4. Business Combinations

May 2019 Acquisition of Capital Pumping

On May 15, 2019, the Company acquired Capital Pumping LP and its affiliates (“Capital”), a concrete pumping provider based in Texas for a purchase price of $129.2 million, which was paid using proceeds from the Company’s public offering of common stock and additional borrowings on its term loan facility. This acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. Goodwill recorded from the transaction represents expected synergies from combining operations and the assembled workforce.

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Consideration paid:	$129,218

Net assets acquired:
Current assets	$81
Intangible assets	45,000
Property and equipment	56,467
Liabilities assumed	(63)
Total net assets acquired	101,485

Goodwill	$27,733

Identifiable intangible assets acquired consist of customer relationships of $39.5 million and a trade name valued at $5.5 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 15 years. The trade name was valued using the relief-from-royalty method and the Company determined the trade name associated with Capital to be indefinite.

April 2019 Acquisition of Atlas Concrete Pumping

On April 15, 2019, the Company acquired Atlas Concrete Pumping, Inc., a concrete pumping provider based in Boise, Idaho, for a purchase price of $3.4 million, which was paid using a combination of $2.3 million in cash and $1.1 million in common stock. This acquisition qualified as a business combination under ASC 805. The Company has preliminarily recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with $1.6 million being allocated to equipment, $0.3 million allocated to working capital assets, $0.8 million being allocated to finite-lived intangible assets, less $0.6 million being allocated to deferred tax liabilities, and the remaining unallocated purchase consideration of $1.4 million being recognized as goodwill. Goodwill represents expected synergies from combining operations and the assembled workforce.

December 2018 Acquisition of CPH

On December 6, 2018, the Company consummated the Business Combination. This acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. Goodwill recorded from the transaction represents the value provided by the Company’s leading market share in a highly-fragmented industry.

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Cash	$445,386
Fair value of rollover equity	164,908
Net working capital adjustment	4,048
Total consideration paid	$614,342

Current assets	$49,112
Intangible assets	208,063
Property and equipment	219,467
Liabilities assumed	(112,048)
Total net assets acquired	364,594

Goodwill	$249,748

Note: Cash in table above is net of $1.0 million in cash acquired

Identifiable intangible assets acquired consist of customer relationships of $152.7 million and trade names of $55.4 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 15 years. The trade names were valued using the relief-from-royalty method. The Company determined the useful life of the trade name associated with Camfaud to be 10 years. The Company determined the trade names associated with Brundage-Bone and Eco-Pan to be indefinite.

During the three months ended July 31, 2019, as part of a measurement period adjustment, the Company adjusted the valuation of its property and equipment by $3.7 million and the valuation of its intangible assets by $12.6 million, with a corresponding offset to goodwill and a net change to deferred tax liabilities of $3.5 million. In addition, the Company recorded an out of period adjustment related to the reduction of sales tax accrual of $3.4 million that resulted in changes to goodwill and liabilities assumed in the transaction. The impact of the adjustment was not considered material to the Company's previously issued financial statements.

CPH incurred transaction costs of $14.2 million and debt extinguishment costs of $16.4 million independently prior to the Business Combination. Industrea incurred transaction costs of $18.8 million independently prior to the Business Combination (i.e. before December 5, 2018), $8.1 million of which was related to the payment of deferred underwriting commissions. Industrea’s pre-Business Combination financial results are not consolidated with the Predecessor (Note 2) and so these costs are not reflected in the Predecessor Financial Statements.

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

In conjunction with the Business Combination, there were $15.6 million of transaction bonuses and, as a result of a change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statement of operations and comprehensive income (loss) periods, but instead are presented “on the line".

April 2018 acquisition of O’Brien (Predecessor)

In April 2018, Brundage-Bone entered into an asset purchase agreement to acquire substantially all of the assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the "O’Brien Companies”) for cash.

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

Acquisition-related expenses incurred by the Predecessor amounted to $1.1 million, all of which were recognized in the consolidated statement of income during the nine months ended July 31, 2018 (Predecessor).

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the CPH, Capital and O’Brien business combinations discussed above as if they had occurred on November 1, 2017. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the CPH, Capital and O’Brien business combinations had been completed on November 1, 2017, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

	Successor and Predecessor	Predecessor
(in thousands)	Nine months ended July 31, 2019	Nine months ended July 31, 2018
Revenue	$24,396	$175,854
Pro forma revenue adjustments by Business Combination
O'Brien	-	6,990
Capital	26,829	34,449
CPH	174,613	-
Total pro forma revenue	$225,838	$217,293

	Successor and Predecessor	Predecessor
	Nine months ended July 31, 2019	Nine months ended July 31, 2018
Net (loss) income	$(22,575)	$26,993
Pro forma net income adjustments by Business Combination
O'Brien	-	(1,013)
Capital	2,868	2,054
CPH	(10,513)	-
Total pro forma net (loss) income	$(30,220)	$28,034

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	Successor		Predecessor
	July 31,		October 31,
	2019		2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured notes	$-	$-	$167,553	$178,025
Seller notes	-	-	8,292	8,292
Term loans	407,316	400,952	-	-
Capital lease obligations	589	589	653	653

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement.

The fair value of the deferred consideration was $1.4 million and $1.5 million at July 31, 2019 (Successor) and October 31, 2018 (Predecessor), respectively. The change in the fair value measurement of the deferred consideration was not significant to either the Predecessor or Successor periods.

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

 Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Prepaid insurance	$2,643	$348
Prepaid licenses and deposits	234	236
Prepaid rent	455	326
Prepaid sponsor fees	-	667
Other prepaids	1,229	2,370
Total prepaid expenses and other current assets	$4,561	$3,947

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Land, building and improvements	$26,582	$22,244
Capital leases—land and buildings	828	909
Machinery and equipment	280,085	237,094
Transportation equipment	2,230	3,297
Furniture and office equipment	742	1,486
	310,467	265,030
Less accumulated depreciation	(13,382)	(63,115)
Property, plant and equipment, net	$297,085	$201,915

Depreciation expense for the Successor for the three-month period ended July 31, 2019 and the period from December 6, 2018 to July 31, 2019 was $5.5 million and $14.1 million, respectively. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 and for the three and nine-month periods ended July 31, 2018 was $2.1 million, $4.5 million, $13.0 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses. In conjunction with the Business Combination, the basis of all property, plant and equipment was recognized at fair value in purchase accounting and as such, there is a significant decline in the accumulated depreciation balances as of July 31, 2019 when compared to October 31, 2018.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations). The following table summarizes the composition of intangible assets at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor				Predecessor
	July 31,				October 31,
	2019				2018
	Gross			Net	Gross		Net
	Carrying	Accumulated	Foreign Currency	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Value	Amortization	Translation Adjustment	Amount	Value	Amortization	Amount
Customer relationship	$191,918	$(21,871)	$143	$170,190	$47,641	$(23,093)	$24,548
Trade name	5,133	(352)	17	4,798	15,412	(3,540)	11,872
Trade name (indefinite life)	55,500	-	-	55,500	-	-	-
Non-compete agreements	200	(12)	-	188	495	(486)	9
Balance at period end	$252,751	$(22,235)	$160	$230,676	$63,548	$(27,119)	$36,429

Amortization expense for the Successor for the three-month period ended July 31, 2019 and the period from December 6, 2018 to July 31, 2019 was $10.4 million and $22.2 million, respectively. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 and for the three and nine-month periods ended July 31, 2018 was $0.7 million, $1.9 million, and $5.7 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2019 (excluding the period from December 6, 2018 to July 31, 2019)	$9,907
2020	33,312
2021	27,233
2022	21,852
2023	17,283
Thereafter	65,590
Total	$175,177

The changes in the carrying value of goodwill by reportable segment for the quarter ended July 31, 2019 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Concrete Pumping	Eco-Pan	Corporate	Total
Balance at April 30, 2019	$165,919	$22,804	$46,258	$2,459	$237,440
Measurement-period adjustments	(1,887)	18,158	2,875	(2,459)	16,687
Prior period adjustment of sales tax accrual	(3,400)	-	-	-	(3,400)
Acquired goodwill	27,733	-	-	-	27,733
Foreign currency translation	-	(1,409)	-	-	(1,409)
Balance at July 31, 2019	$188,365	$39,553	$49,133	$-	$277,051

As discussed in Note 4 – Business Combinations, the Company recorded an out of period adjustment related to the reduction of sales tax accrual of $3.4 million that resulted in changes to goodwill and liabilities assumed in the transaction. The impact of the adjustment was not considered material to the Company's previously issued financial statements. A significant decline in the Company's price per share as of July 31, 2019 triggered a step one goodwill impairment analysis for the quarter ended July 31, 2019. The results of this test indicated that no impairment was required.

Note 9. Long Term Debt and Revolving Lines of Credit

Successor

As part of the Business Combination, the Predecessor’s Revolver, U.K. Revolver, Senior secured notes, and Seller notes (see Predecessor section below for a discussion of these agreements) were all extinguished and the Company entered into (i) a term loan agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners, and the other Lenders party thereto and (the “Term Loan Agreement”) (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, and the other parties thereto (“ABL Credit Agreement”). In addition, in order to finance the acquisition of Capital, the Company added $60.0 million of incremental term loans under the Term Loan Agreement in May 2019. Summarized terms of these facilities are included below.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an original aggregate principal amount of $357.0 million. This amount was increased in May 2019 by $60.0 million in connection with the acquisition of Capital;
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

The outstanding balance under the Term Loan Agreement as of July 31, 2019 was $407.3 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

Years ended October 31:	(in thousands)
2019 (excluding period from December 6, 2018 to July 31, 2019)	$5,222
2020	20,888
2021	20,888
2022	20,888
2023	20,888
Thereafter	318,542
Total	$407,316

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
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
●

Borrowings in U.S. Dollars and GBP under the ABL Credit Agreement will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

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

The outstanding balance under the ABL Credit Agreement as of July 31, 2019 was $31.3 million and as of that date, the Company was in compliance with all debt covenants.

Predecessor

Revolving line of credit

The Predecessor had a revolving loan agreement (the "Revolver"). Summarized terms of the Revolver were as follows:

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

Summarized terms of the Senior Notes were as follows:

●	Maturity date on September 1, 2021. Principal due upon maturity.
●	Interest rate of 10.375% per annum, payments due every March 1 and September 1 commencing March 1, 2015
●	The Senior Notes were secured by substantially all of the assets of the Company and contain various non-financial covenants.

Over the period of January 2016 through September 2017, the Predecessor repurchased and retired approximately $26.0 million, in the aggregate, of principal of the Senior Notes.

In September 2017, the Predecessor completed an exchange of substantially all outstanding existing Senior Notes for newly issued senior secured notes (“New Senior Notes”). The terms of the New Senior Notes were identical to the Senior Notes except that the maturity date was extended to September 1, 2023.

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

Seller notes

In connection with the acquisitions of the Camfaud and Reilly Concrete Pumping Limited (“Reilly”) in November 2016 and July 2017, respectively, the Predecessor entered into separate loan agreements with the former owners of the Camfaud and Reilly for $6.2 million and $1.9 million, respectively (collectively, the “Seller Notes”). The Seller Note with respect to Camfaud bore interest at 5.0% per annum and all principal plus accrued interest was due upon the earlier of; (1) 6 months after the U.K. Revolver is repaid in full, (2) 42 months after the acquisition date (May 2020) or (3) the date on which the Predecessor suffers an insolvency event. The Seller Note with respect to Reilly bore interest at 5.0% per annum and all principal plus accrued interest are due three years after the acquisition date (July 2020). The Seller Notes were unsecured.

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

The table below is a summary of the composition of the Company’s long-term debt balances at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor. Note that the term loan is combined for short term and long term balances.

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Term loan	$407,316	$-
Senior secured notes	-	167,553
Seller notes	-	8,292
	407,316	175,845
Plus unamortized premium on debt	-	540
Less unamortized deferred financing costs	(21,264)	(2,915)
Total long term debt	$386,052	$173,470

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Accrued vacation	$4,186	$3,482
Accrued bonus	2,421	1,766
Other accrued	722	1,457
Total accrued payroll and payroll expenses	$7,329	$6,705

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at July 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Accrued insurance	$6,321	$4,743
Accrued interest	2,497	3,092
Accrued equipment purchases	4,780	-
Accrued sales and use tax	323	4,145
Accrued property taxes	728	865
Accrued professional fees	1,288	3,579
Other	2,999	2,406
Total accrued expenses and other liabilities	$18,936	$18,830

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
●

The Global Intangible Low Tax Income (“GILTI”) provisions are effective for tax years beginning on or after January 1, 2018. In FASB staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that ASC 740 was not clear with respect to the appropriate accounting for GILTI, and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). The Company has not yet adopted an accounting policy related to GILTI.

For the third quarter ended July 31, 2019, we recorded an income tax benefit of $1.9 million on pretax income of $0.8 million, resulting in an effective tax rate that is not meaningful. The primary items impacting the change in our effective tax rate from the prior quarter include (1) a change in our estimated full year effective tax rate due to a change in our estimated full year income before tax and (2) a change in our estimated full year foreign income inclusion. The change in estimated full year effective tax rate resulted in a true-up to income tax expense in the current quarter. For the same Predecessor quarter in the prior year, we recorded income tax expense of $1.7 million on pretax income of $6.5 million, resulting in an effective tax rate of 26.1%.

For the Successor period from December 6, 2018 to July 31, 2019, the Company recorded an income tax benefit of $3.1 million on a pretax loss of $13.6 million, resulting in an effective tax rate of 22.8%. The effective tax rate for this period was heavily affected by the income tax expense activity discussed above for the successor quarter ended July 31, 2019.

For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%. For the Predecessor period for the nine months ended July 31, 2018, the Company recorded an income tax benefit of $10.6 million on pretax income of $16.4 million, resulting in an effective tax rate that was not meaningful.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The net impact from the enactment of the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%;
(2)

The Predecessor recording a tax benefit of $14.74 million in the nine months ended July 31, 2018 related to the re-measurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent;

(3)	The Predecessor recording a provisional tax expense of $0.5 million in the nine months ended July 31, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries;
(4)

The Predecessor recording a provisional tax benefit of $0.5 million in the nine months ended July 31, 2018 related to the reduction of the deferred tax liability on unrepatriated foreign earnings due to the 100 percent dividends received deduction;

(5)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(6)	The Successor including $0.6 million of tax expense in the estimated annual effective rate for the period ended July 31, 2019 related to GILTI; and
(7)	The Successor including $0.8 million of tax benefit in the estimated annual effective tax rate for the period ended July 31, 2019 related to a reduction in liability of foreign income.

At July 31, 2019 and October 31, 2018, we had deferred tax liabilities, net of deferred tax assets, of $71.2 million and $39.0 million, respectively. The increase in our net deferred tax liability is primarily due to deferred tax liabilities recorded in purchase accounting related to the fair value adjustments to fixed assets and other identifiable intangible assets.  The Company has a valuation allowance of $0.1 million as of both July 31, 2019 and October 31, 2018 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had no liability for uncertain tax positions at July 31, 2019 and October 31, 2018.

Note 13. Commitments and Contingencies

Insurance

As of July 31, 2019 and October 31, 2018, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles:

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NBIS driver training)	$125,000
Automobile	$100,000
Workers’ compensation	$250,000

The Successor and Predecessor had accrued $4.8 million and $3.2 million, as of July 31, 2019 and October 31, 2018, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of July 31, 2019 and October 31, 2018, the Company had accrued $1.5 million and $1.0 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.3 million and $0.3 million, as of July 31, 2019 and October 31, 2018, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheet.

Litigation

The Company is currently involved in certain legal proceedings and other disputes with third parties that have arisen in the ordinary course of business. Management believes that the outcomes of these matters will not have a material impact on the Company’s financial statements and does not believe that any amounts need to be recorded for contingent liabilities in the Company’s consolidated balance sheet.

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of July 31, 2019, total outstanding letters of credit totaled $1.5 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

On May 14, 2019, in order to finance a portion of the purchase price for the acquisition of Capital, the Company completed a public offering of 18,098,166 of its common stock at a price of $4.50 per share, receiving net proceeds of approximately $77.4 million, after deducting underwriting discounts, commissions, and other offering expenses. In connection with the offering, certain of the Company’s directors, officers and significant stockholders, and certain other related investors purchased an aggregate of 3,980,166 shares of its common stock from the underwriters at the public offering price of $4.50, representing approximately 25% of the total shares issued (without giving effect to the underwriters’ option to purchase additional shares).

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of July 31, 2019, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of July 31, 2019, 13,017,777 public warrants and no private warrants were outstanding.

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

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. Stock-based compensation expense for the three-month period ended July 31, 2019 and the period from December 6, 2018 to July 31, 2019 was $1.6 million and $2.0 million, respectively.

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

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, the acceleration clause within the original award agreements was triggered and all unvested awards immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Note 4 - Business Combinations). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 totaled $0.1 million, and has been included in general and administrative expenses on the accompanying consolidated statement of income.

Note 16. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights and the Company’s Series A Preferred Stock) is required to utilize the two-class method for calculating EPS unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period is calculated by taking the net income (loss) for the period, less both the dividends declared in the period on participating securities (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) for the period. Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options outstanding and Series A Preferred Stock outstanding as of the beginning of the period.

Successor

At July 31, 2019 (Successor), the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock, (2) 6.7 million outstanding unvested stock awards, (3) 1.2 million outstanding vested stock options and 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the three-month period ended July 31, 2019 and the period from December 6, 2018 through July 31, 2019 (Successor):

	Successor
(in thousands, except share and per share amounts)	Three Months Ended July 31, 2019	December 6, 2018 through July 31, 2019
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$2,762	$(10,513)
Less: Undistributed earnings allocated to participating securities	(53)	-
Less: Preferred stock - cumulative dividends	(456)	(1,159)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$2,253	$(11,672)
Add back: Undistributed earnings allocated to participating securities	53	-
Less: Undistributed earnings reallocated to participating securities	(51)	-
Add back: Preferred stock - cumulative dividends	456	-
Numerator for diluted earnings per share	$2,711	$(11,672)

Weighted average shares (denominator):
Weighted average shares - basic	49,940,411	37,155,182
Weighted average shares - diluted	53,122,690	37,155,182

Basic earnings (loss) per share	$0.05	$(0.31)
Diluted earnings (loss) per share	$0.05	$(0.31)

Predecessor

Under the terms and conditions of the Company’s Participating Preferred Stock Agreement, the holders of the preferred stock had the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock on a one-for-one per-share basis. Under the two-class method, undistributed earnings was calculated by the earnings for the period less the cumulative preferred stock dividends earned for the period. The undistributed earnings were then allocated on a pro-rata basis to the common and preferred stockholders on a one-for-one per-share basis. The weighted-average number of common and preferred shares outstanding during the period was then used to calculate basic EPS for each class of shares. As a result, the undistributed earnings available to common shareholders was calculated by earnings (loss) for the period less the cumulative preferred stock dividends earned for the period less undistributed earnings allocated to the holders of the preferred stock.

In periods in which the Company had a net loss or undistributed net loss, basic loss per share was calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method was not used, because the holders of the preferred stock did not participate in losses.

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018 and from November 1, 2017 through July 31, 2018:

	Predecessor
(in thousands)	November 1, 2018 through December 5, 2018	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2018
Net (loss) income attributable to Concrete Pumping Holdings, Inc	$(22,575)	$4,825	$26,993
Less: Preferred stock - cumulative dividends	(126)	(1,050)	(1,050)
Less: Undistributed earnings allocated to preferred shares	-	(892)	(6,127)
Net (loss) income available to common shareholders	$(22,701)	$2,883	$19,816

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289	7,576,289	7,576,289
Weighted average shares - diluted	7,576,289	8,510,779	8,510,779

Antidilutive stock options	$932,746	$-	$-

Basic income (loss) per share	$(3.00)	$0.38	$2.62
Diluted income (loss) per share	$(3.00)	$0.34	$2.33

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
●

U.K. Concrete Pumping – Consists of concrete pumping services and leasing of concrete pumping equipment to customers in the U.K. Business in this segment is primarily performed under the Camfaud Concrete Pumps and Premier Concrete Pumping tradenames. This represents the Company’s foreign operations.

●

Concrete Waste Management Services ("Eco-Pan") – Consists of pans and containers rented to customers in the U.S and the disposal of the concrete waste material services sold to customers in the U.S. Business in this segment is performed under the Eco-Pan tradename.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the performance of each segment based on revenue, and measures segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization). Non-allocated interest expense and various other administrative costs are reflected in Corporate. Corporate assets primarily include cash and cash equivalents, prepaid expenses and other current assets, and real property. The following provides operating information about the Company’s reportable segments for the periods presented:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018
Revenue
U.S. Concrete Pumping	$58,354	$45,288	$124,969	$16,659	$118,424
U.K. Concrete Pumping	12,492	13,877	30,996	5,143	36,705
Eco-Pan	7,967	7,548	18,806	2,628	20,885
Corporate	626	625	1,634	242	1,875
Intersegment	(784)	(689)	(1,792)	(276)	(2,035)
	$78,655	$66,649	$174,613	$24,396	$175,854

(Loss) income before income taxes
U.S. Concrete Pumping	$(1,050)	$2,287	$(14,946)	$(27,354)	$5,268
U.K. Concrete Pumping	1,353	959	290	207	1,808
Eco-Pan	329	2,826	(85)	225	7,665
Corporate	208	454	1,113	155	1,620
	$840	$6,526	$(13,628)	$(26,767)	$16,361

EBITDA
U.S. Concrete Pumping	$17,934	$10,297	$29,283	$(24,565)	$28,576
U.K. Concrete Pumping	5,013	3,975	9,445	1,587	11,009
Eco-Pan	3,587	3,361	7,748	388	9,210
Corporate	626	520	1,633	180	1,809
	$27,160	$18,153	$48,109	$(22,410)	$50,604

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018
Depreciation and amortization
U.S. Concrete Pumping	$9,938	$3,561	$21,471	$1,635	$10,781
U.K. Concrete Pumping	2,864	1,992	7,161	890	6,042
Eco-Pan	3,257	535	7,832	163	1,545
Corporate	418	62	520	25	185
	$16,477	$6,150	$36,984	$2,713	$18,553

Interest expense, net
U.S. Concrete Pumping	$(9,046)	$(4,449)	$(22,758)	$(1,154)	$(12,527)
U.K. Concrete Pumping	(796)	(1,024)	(1,994)	(490)	(3,159)
Eco-Pan	(1)	-	(1)	-	-
Corporate	-	(4)	-	-	(4)
	$(9,843)	$(5,477)	$(24,753)	$(1,644)	$(15,690)

Transaction costs including debt extinguishment
U.S. Concrete Pumping	$1,458	$1,395	$1,458	$-	$-
Corporate	(1,282)	-	-	30,562	2,520
	$176	$1,395	$1,458	$30,562	$2,520

Total assets by segment for the periods presented are as follows:

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Total Assets
U.S. Concrete Pumping	$633,933	$278,027
U.K. Concrete Pumping	130,936	79,832
Eco-Pan	135,018	32,781
Corporate	25,494	20,260
Intersegment	(60,020)	(40,756)
	$865,361	$370,144

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of July 31, 2019 and October 31, 2018 are as follows:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	Three Months Ended July 31, 2019	Three Months Ended July, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2018
Revenue
U.S.	$66,163	$52,772	$143,617	$19,253	$139,149
U.K.	12,492	13,877	30,996	5,143	36,705
	$78,655	$66,649	$174,613	$24,396	$175,854

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Property, plant and equipment, net
U.S.	$256,964	$167,368
U.K.	40,121	34,547
	$297,085	$201,915

Note 18. Related Party Transaction

Predecessor

The Predecessor had a Management Services Agreement, as amended from time to time, with PGP Advisors, LLC (PGP), an affiliate of the Sponsor, to provide advisory, consulting and other professional services. Under terms of the agreement, before it was terminated (as discussed below), the annual fee for these services was $4.0 million from September of 2017 through August of 2019, and $2.0 million annually thereafter. For the three and nine-month periods ended July 31, 2018 and in the period from November 1, 2018 through December 5, 2018, the Predecessor incurred $1.0 million, $3.3 million and $0.0 million, respectively, related to this agreement and other agreed upon expenses. These expenses were included in general and administrative expenses on the accompanying consolidated statement of income. In conjunction with the Business Combination, this agreement was terminated.

Successor

As discussed in Note 10, in connection with the Company's public offering of 18,098,166 shares of its common stock, certain of the Company’s directors, officers and significant stockholders, and certain other related investors purchased an aggregate of 3,980,166 shares from the underwriters at the public offering price of $4.50, representing approximately 25% of the total shares issued (without giving effect to the underwriters’ option to purchase additional shares).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with (1) Concrete Pumping Holdings, Inc.’s ( the “Company”, “we”, “us”, “our”   or “Successor”) Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q; (2) the Company’s Pro Forma Condensed Combined Financial Statements for the twelve months ended October 31, 2018, and the related notes, filed with the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; (3) the Company’s Consolidated Financial Statements for the years ended October 31, 2018, 2017, and 2016, and the related notes and report of independent registered public accounting firm thereto, filed with the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; (4) the consolidated financial statements of Camfaud Concrete as of November 16, 2016 and September 30, 2016 and 2015 and for the period from October 1, 2016 to November 16, 2016 and for the years ended September 30, 2016 and 2015, and the related notes and report of independent registered public accounting firm thereto, included in the Company’s Current Report on Form 8-K/A with the SEC on January 29, 2019; (5) the consolidated financial statements of Industrea Acquisition Corp. (“Industrea”) as of December 31, 2017 and for the period from April 7, 2017 (date of inception) to December 31, 2017 and the related notes thereto and report of independent registered public accounting firm thereon as set forth in the proxy statement/prospectus included in the Company’s Form S-4 registration statement (333-227259) filed in connection with the Business Combination (the “Form S-4”)  beginning on page F-3; and (6) the consolidated financial statements of Capital Pumping, LP and Affiliate and MC Services, LLC as of December 31, 2018 and 2017 and March 31, 2019 and for the years ended October 31, 2018 and 2017 and for the quarters ended March 31, 2018 and 2017, the related notes thereto and report of independent registered public accounting firm thereon as set forth in the prospectus included in the Company’s Form S-1 registration statement (333-230673) beginning on page F-86 that was filed in connection with the Company's public offering in May 2019.

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

Business Overview

The Company is a Delaware corporation headquartered in Denver, Colorado. The Unaudited Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping Holdings (“Brundage-Bone”), Capital Pumping (“Capital”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

U.S. & U.K. Concrete Pumping

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S."). Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 22 states with their corporate headquarters in Thornton (near Denver), Colorado. Camfaud has 29 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

In May 2019, the Company, through its wholly-owned subsidiary Brundage-Bone, acquired Capital Pumping LP and its affiliates, a concrete pumping provider based in Texas for a purchase price of $129.2 million. The closing of this acquisition provided the Company with complementary assets and operations and significantly expanded its footprint and business in Texas.

In addition, in April 2018, Brundage-Bone completed the acquisition of substantially all of the assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the “O’Brien Companies”), solidifying Brundage-Bone’s presence in the Colorado and Phoenix, Arizona markets.

Concrete Waste Management Services — Eco-Pan

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 19 operating locations across the United States with its corporate headquarters in Thornton, Colorado.

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

The historical financial information of Industrea prior to the Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 6, 2018 besides CPH’s operations as Predecessor.

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the nine months ended July 31, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018
Revenue	$78,655	$66,649	$174,613	$24,396	$199,009	$175,854
Cost of operations	39,665	36,467	98,396	14,027	112,423	98,430
Gross profit	38,990	30,182	76,217	10,369	86,586	77,424
Gross margin	49.6%	45.3%	43.6%	42.5%	43.5%	44.0%

General and administrative expenses	28,159	16,798	63,693	4,936	68,629	42,887
Transaction costs	176	1,395	1,458	14,167	15,625	2,520
Income (loss) from operations	10,655	11,989	11,066	(8,734)	2,332	32,017

Other (expense) income:
Interest expense	(9,843)	(5,477)	(24,753)	(1,644)	(26,397)	(15,690)
Loss on extinguishment of debt	-	-	-	(16,395)	(16,395)	-
Other income (expense), net	28	14	59	6	65	34
	(9,815)	(5,463)	(24,694)	(18,033)	(42,727)	(15,656)

Income (loss) before income taxes	840	6,526	(13,628)	(26,767)	(40,395)	16,361

Income tax (benefit) provision	(1,922)	1,701	(3,115)	(4,192)	(7,307)	(10,632)

Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$2,762	$4,825	$(10,513)	$(22,575)	$(33,088)	$26,993
Less preferred shares dividends	(456)	(1,050)	(1,159)	(126)	(1,285)	(1,050)
Less undistributed earnings allocated to preferred shares	-	(892)	-	-	-	(6,127)
Undistributed income (loss) available to common shareholders	$2,306	$2,883	$(11,672)	$(22,701)	$(34,373)	$19,816

Three Months Ended July 31, 2019

For the three months ended July 31, 2019, our net income was $2.8 million, a decrease of $2.0 million compared to net income of $4.8 million in the same period a year ago. We had an 18.0% improvement in revenue year-over-year, driven mostly by the additional assets we obtained from the Capital acquisition, which supported the operations in our Texas market. Net income in the 2019 third quarter, when compared to the 2018 third quarter, was negatively impacted by higher amortization of intangible assets expense of $8.6 million, depreciation expense of $1.1 million and interest expense, net of $4.4 million, most of which are predominantly the result of the Business Combination. In addition to the impact from the Business Combination, we incurred $1.5 million in increased stock-based compensation expense in the 2019 third quarter as a result of a stock grant in April of 2019. These amounts were partially offset by 2.5 months of positive contributions to net income from the Capital acquisition.

Nine Months Ended July 31, 2019

For the S/P Combined nine months ended July 31, 2019, our net loss was $33.1 million, a decrease of $60.1 million compared to net income of $27.0 million in the same period a year ago. We had a 13.2% improvement in revenue year-over-year, driven mostly by the Capital Acquisition discussed above. Net income in the S/P Combined nine months ended July 31, 2019 was negatively impacted by higher depreciation expense of $3.1 million, amortization expense of $17.4 million, interest expense, net of $10.7 million, transaction costs of $13.1 million, and debt extinguishment costs of $16.4 million, all of which are predominantly the result of the Business Combination. In addition to the impact from the Business Combination, we incurred an additional $3.3 million in general and administrative ("G&A") expenses on a year-over-year basis resulting from various costs related to being a newly public company. Approximately $1.6 million of such expenses are expected to be non-recurring. Furthermore, in the 2018 first quarter, as a result of the enactment of the Tax Cuts and Jobs Act in December 2017 (the “2017 Tax Act”), we revalued our deferred tax assets and liabilities, resulting in the realization of a substantial tax benefit whereas no such benefit was realized in fiscal 2019. These amounts were slightly offset by positive contributions to net income from the Capital acquisition.

Total Assets

Total assets increased from $370.1 million as of October 31, 2018 to $865.4 million as of July 31, 2019. The primary driver of the increase in assets for all segments was the Business Combination, which resulted in a step-up in the value of certain assets, primarily including goodwill and intangibles, coupled with the Capital acquisition which added $129.2 million in net assets to the balance sheet.

	Successor	Predecessor
	July 31,	October 31,
(in thousands)	2019	2018
Total Assets
U.S. Concrete Pumping	$633,933	$278,027
U.K. Concrete Pumping	130,936	79,832
Eco-Pan	135,018	32,781
Corporate	25,494	20,260
Intersegment	(60,020)	(40,756)
	$865,361	$370,144

Revenue

	Successor	Predecessor
(in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change
U.S. Concrete Pumping	$58,354	$45,288	$13,066	28.9%
U.K. Concrete Pumping	12,492	13,877	(1,385)	-10.0%
Eco-Pan	7,967	7,548	419	5.6%
Corporate	626	625	1	0.2%
Intersegment	(784)	(689)	(95)	13.8%
Revenue	$78,655	$66,649	$12,006	18.0%

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine months ended July 31, 2019	Nine months ended July 31, 2018	Change
U.S. Concrete Pumping	$124,969	$16,659	$141,628	$118,424	$23,204	19.6%
U.K. Concrete Pumping	30,996	5,143	36,139	36,705	(566)	-1.5%
Eco-Pan	18,806	2,628	21,434	20,885	549	2.6%
Corporate	1,634	242	1,876	1,875	1	0.0%
Intersegment	(1,792)	(276)	(2,068)	(2,035)	(33)	1.6%
Revenue	$174,613	$24,396	$199,009	$175,854	$23,154	13.2%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 28.9%, or $13.1 million, from $45.3 million in the 2018 third fiscal quarter to $58.4 million in the 2019 third fiscal quarter. The incremental benefit of the Capital acquisition, which added additional pumping capacity to Texas, drove $12.3 million of the increase in revenue. We also had notable improvements in revenue in most of our other markets.

For the S/P Combined nine months ended July 31, 2019 for our U.S. Concrete Pumping segment, revenue was up 19.6% year-over-year to $141.6 million. The incremental benefit of the O’Brien acquisition in April 2018 and Capital acquisition in May 2019 drove $4.8 million and $12.3 million, respectively, of the increase in revenue. The year over year revenue growth to date was partially offset by our operations on the West Coast, which realized unseasonably unfavorable weather conditions primarily during the first two fiscal quarters 2019, resulting in a $1.0 million decline in revenue year-over-year. Throughout fiscal 2019, we have experienced positive construction momentum in the majority of the markets that we serve and expect to see a sustained level of construction activity in both residential and commercial construction for the rest of the year, with the outlook for infrastructure spending remaining relatively consistent for our services.

U.K. Concrete Pumping

Revenue for our U.K. Concrete Pumping segment decreased by 10.0%, or $1.4 million, from $13.9 million in the 2018 third fiscal quarter to $12.5 million in the 2019 third fiscal quarter. The decline in revenue was largely attributable to appreciation of the U.S. Dollar relative to the GBP. Excluding any impact from foreign exchange rates, revenue for this segment was down 3.5% year-over-year.

For the S/P Combined nine months ended July 31, 2019, revenue was down 1.5% year-over-year to $36.1 million. Excluding any impact from foreign exchange rates, revenue for this segment are up 8.4% year-over-year as a result of better weather conditions in the U.K. for most of the fiscal year-to-date period, which resulted in improved equipment utilization rates of our operating assets. The improved revenue were largely offset by strong year-over-year appreciation of the U.S. Dollar relative to the GBP.

Concrete Waste Management Services — Eco-Pan

Eco-Pan revenue for both the 2019 third fiscal quarter and the S/P combined nine months ended July 31, 2019 were slightly improved as compared to the respective prior year period. Improved volume in many of our markets was offset by slight declines in certain of our West Coast operations due to the adverse weather conditions mostly experienced during the first two quarters of fiscal 2019. Specifically, aggregate revenue from operations in the West Coast were down $0.1 million for the quarter ended July 31, 2019 and $1.2 million for the S/P combined nine months ended July 31, 2019 as compared to the respective prior year periods.

Gross Margin

Gross margin for the 2019 third fiscal quarter increased 430 basis points to 49.6% compared to 45.3% in the year-ago quarter. The increase in gross margin was primarily due to the post-acquisition contribution from Capital, more favorable fuel pricing and improvement in the Company’s procurement costs. The gross margin improvement was partially offset by the step-up in depreciation related to the Business Combination, as depreciation expense related to pumping equipment is included in the Company’s cost of operations.

Gross margin for the S/P Combined nine months ended July 31, 2019 was 43.5%, down 50 basis points from the same period in the prior year. The decline in gross margin during this period was primarily due to the step-up in depreciation expense related to both the Business Combination and O’Brien asset acquisition, as depreciation expense related to pumping equipment is included in cost of operations. This was slightly offset by the improved quarter to date margin improvements discussed above.

General and Administrative Expenses

G&A expenses for the 2019 third quarter were $28.2 million compared to $16.8 million in the year-ago quarter. As a percent of revenue, G&A expenses were 35.8% compared to 25.2% in the year-ago quarter. The increase was largely due to higher amortization of intangible assets expense of $8.6 million, most of which was the result of the Business Combination. In addition, we incurred an additional $1.5 million in stock-based compensation expense as a result of a stock grant in April of 2019. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $1.3 million from $14.9 million in the third fiscal quarter of 2018 to $16.3 million in the third fiscal quarter of 2019. The remainder of the year-over-year increase was mostly attributable to headcount growth, predominantly from the new team members at Capital. G&A expenses as a percent of revenue, excluding amortization of intangible assets and stock-based compensation expense, would have improved from 22.4% in the third fiscal quarter of 2018 to 20.7% in the third fiscal quarter of 2019.

G&A expenses for the S/P Combined nine-months ended July 31, 2019 were $63.7 million, up $25.7 million as compared to $42.9 million in the same period of fiscal 2018. As a percent of revenue, G&A expenses were 34.5% compared to 24.4% in the prior period. The increase was largely due to $17.4 million of higher amortization expense caused by the step-up in fair value of certain intangible assets mostly related to the Business Combination, a $3.3 increase in combined legal, accounting, and director-related costs as a result of being a publicly traded company (approximately $1.6 million of these expenses are expected to be non-recurring) and a $2.0 million increase in stock-based compensation expense as a result of a stock grant in April of 2019. The remaining increase is largely attributable to incremental G&A expenses from both the O'Brien and Capital acquisitions.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. For the three months ended July 31, 2019 and 2018, transaction costs were $0.2 million and $1.4 million, respectively.  The costs incurred during the 2019 third fiscal quarter were related to minimal transaction expenses associated with the Capital acquisition while the costs incurred during the 2018 third fiscal quarter were related to transaction expenses that were associated with the O’Brien acquisition in addition to certain costs that the Company had started incurring in advance of the Business Combination.

Transaction costs and debt extinguishment costs for the S/P Combined nine-months ended July 31, 2019 were $15.6 million and $16.4 million, respectively. The Predecessor incurred transaction costs of $14.2 million and debt extinguishment costs of $16.4 million, all of which were related to the Business Combination. The remaining transaction costs in the S/P Combined nine-months ended July 31, 2019 were predominantly related to the Capital Acquisition. In the same period of fiscal 2018, we incurred to $2.5 million of transaction costs and no debt extinguishment costs. Costs incurred during this period in 2018 were mostly related to the O’Brien acquisition.

Interest Expense, Net

Interest expense, net for the three months ended July 31, 2019 and the S/P Combined nine months ended July 31, 2019 was $9.8 million and $26.4 million, respectively, up $4.4 million and $10.7 million, respectively, from the comparable three and nine month periods in fiscal 2018. As part of the Business Combination, the Company extinguished all previous outstanding debt and entered into a new Term Loan Agreement (as defined below) and ABL Credit Agreement (as defined below). In addition, in order to finance the acquisition of Capital, the Company added $60.0 million of incremental term loans under the Term Loan Agreement in May 2019. The increased interest expense, net, was the result of higher average debt amounts outstanding during the three and nine months ended July 31, 2019 when compared to the same periods in fiscal 2018, coupled with interest rates on both new financial instruments being higher than the previous debt instruments.

Income Tax (Benefit) Provision

For the third quarter ended July 31, 2019, we recorded an income tax benefit of $1.9 million on pretax income of $0.8 million, resulting in an effective tax rate that is not meaningful. The primary items impacting the change in our effective tax rate from the prior quarter include (1) a change in our estimated full year effective tax rate due to a change in our estimated full year income before tax and (2) a change in our estimated full year foreign income inclusion. The change in estimated full year effective tax rate resulted in a true-up to income tax expense in the current quarter. For the same Predecessor quarter in the prior year, we recorded income tax expense of $1.7 million on pretax income of $6.5 million, resulting in an effective tax rate of 26.1%.

For the Successor period from December 6, 2018 to July 31, 2019, the Company recorded an income tax benefit of $3.1 million on a pretax loss of $13.6 million, resulting in an effective tax rate of 22.8%. The effective tax rate for this period was heavily affected by the income tax expense activity discussed above for the successor quarter ended July 31, 2019.

For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%. For the Predecessor period for the nine months ended July 31, 2018, the Company recorded an income tax benefit of $10.6 million on pretax income of $16.4 million, resulting in an effective tax rate that was not meaningful.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The net impact from the enactment of the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21%;
(2)

The Predecessor recording a tax benefit of $14.74 million in the nine months ended July 31, 2018 related to the re-measurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent;

(3)	The Predecessor recording a provisional tax expense of $0.5 million in the nine months ended July 31, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries;
(4)

The Predecessor recording a provisional tax benefit of $0.5 million in the nine months ended July 31, 2018 related to the reduction of the deferred tax liability on unrepatriated foreign earnings due to the 100 percent dividends received deduction;

(5)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(6)	The Successor including $0.6 million of tax expense in the estimated annual effective rate for the period ended July 31, 2019 related to GILTI; and
(7)	The Successor including $0.8 million of tax benefit in the estimated annual effective tax rate for the period ended July 31, 2019 related to a reduction in liability of foreign income.

Adjusted EBITDA1

	Successor	Predecessor	Change
(in thousands, except percentages)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	$	%
U.S. Concrete Pumping	$22,029	$13,277	$8,752	65.9%
U.K. Concrete Pumping	4,278	5,136	(858)	-16.7%
Eco-Pan	3,628	3,369	259	7.7%
Corporate	625	520	105	20.2%
	$30,560	$22,302	$8,258	37.0%

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor	Change
(in thousands, except percentages)	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018	$	%
U.S. Concrete Pumping	$36,707	$6,752	$43,459	$33,740	$9,719	28.8%
U.K. Concrete Pumping	9,706	1,660	11,366	12,169	(803)	-6.6%
Eco-Pan	8,309	999	9,308	9,218	90	1.0%
Corporate	1,633	177	1,810	1,770	40	2.3%
	$56,355	$9,588	$65,943	$56,897	$9,046	15.9%

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $22.0 million for the three months ended July 31, 2019 versus $13.3 million for the comparable period in fiscal 2018. The significant year-over-year increase was primarily attributable to the Capital acquisition, improved gross margins, and volume growth across the majority of the U.S. markets.

Adjusted EBITDA for our U.S. Concrete Pumping segment was $43.5 million for the S/P Combined nine months ended July 31, 2019 versus $33.7 million for the comparable period in fiscal 2018. The 29% year-over-year increase was due primarily to the same factors discussed above.

U.K. Concrete Pumping

Adjusted EBITDA for our U.K. Concrete Pumping segment was down year-over-year for both the three months ended July 31, 2019 and the S/P Combined nine months ended July 31, 2019. The decline in both periods was primarily attributable to the reduced revenue previously discussed.

Concrete Waste Management Services — Eco-Pan

Adjusted EBITDA for Eco-Pan was $3.6 million for the three months ended July 31, 2019, up 8% from $3.4 million for same period in fiscal 2018. For the S/P Combined nine months ended July 31, 2019, Adjusted EBITDA was $9.3 million, up 1% from $9.2 million for same period in fiscal 2018. This increase in both periods is primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) make payments related to strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of July 31, 2019, we had $4.5 million of cash and cash equivalents and $21.8 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $26.3 million.

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

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an original aggregate principal amount of $357.0 million. This amount was increased in May 2019 by $60.0 million in connection with the acquisition of Capital;
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

The outstanding balance under the Term Loan Agreement as of July 31, 2019 was $407.3 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

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
●

Interest on borrowings in U.S. Dollars and GBP under the ABL Credit Agreement, will bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

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

The outstanding balance under the ABL Credit Agreement as of July 31, 2019 was $31.3 million and the Company was in compliance with all debt covenants.

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

Successor

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the period from December 6, 2018 to July 31, 2019 (the “Successor Period”) was $1.4 million.

We used $370.6 million to fund investing activities during the Successor Period. The Company paid $449.4 million to fund the Business Combination, $129.2 million to fund the acquisition of Capital and $2.3 million to fund the acquisition of Atlas. Additionally, $29.7 million was used to purchase machinery, equipment and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $1.5 million.

Net cash used in financing activities was $376.9 million for the Successor Period. Financing activities during the Successor Period included $417.0 million in proceeds from our new Term Loan Agreement, $32.2 million in net borrowings under the Company’s new ABL Credit Agreement, $174.3 million from the issuance of common shares, $1.4 million in proceeds from the exercise of stock options and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to the fund the Business Combination and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $23.7 million for the payment of debt issuance costs associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At July 31, 2019, we had $1.5 million of undrawn letters of credit outstanding.

NON-GAAP MEASURES (ADJUSTED EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, other adjustments, management fees and other expenses. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Other adjustments include severance expenses, director fees, and other significant non-recurring costs.

Reconciliation of Net Income (Loss) to Reported EBITDA to Adjusted EBITDA	Successor	Predecessor	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018
Consolidated
Net income (loss)	$2,762	$4,825	$(10,513)	$(22,575)	$(33,088)	$26,993
Interest expense, net	9,843	5,477	24,753	1,644	26,397	15,690
Income tax expense (benefit)	(1,922)	1,701	(3,115)	(4,192)	(7,307)	(10,632)
Depreciation and amortization	16,477	6,150	36,984	2,713	39,697	18,553
EBITDA	27,160	18,153	48,109	(22,410)	25,699	50,604
Transaction expenses	176	1,395	1,458	14,167	15,625	2,520
Loss on debt extinguishment	-	-	-	16,395	16,395	-
Stock based compensation	1,625	94	1,986	-	1,986	280
Other expense (income)	(28)	(14)	(59)	(6)	(65)	(34)
Other adjustments	1,627	2,674	4,861	1,442	6,303	3,527
Adjusted EBITDA	$30,560	$22,302	$56,355	$9,588	$65,943	$56,897

Reconciliation of Net Income (Loss) to Reported EBITDA to Adjusted EBITDA (Continued)	Successor	Predecessor	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(dollars in thousands)	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine months ended July 31, 2019	Nine months ended July 31, 2018
U.S. Concrete Pumping
Net income (loss)	$1,432	$2,497	$(11,532)	$(25,252)	$(36,784)	$16,693
Interest expense, net	9,046	4,449	22,758	1,154	23,912	12,527
Income tax expense (benefit)	(2,482)	(210)	(3,414)	(2,102)	(5,516)	(11,425)
Depreciation and amortization	9,938	3,561	21,471	1,635	23,106	10,781
EBITDA	17,934	10,297	29,283	(24,565)	4,718	28,576
Transaction expenses	1,458	1,395	1,458	14,167	15,625	2,520
Loss on debt extinguishment		-		16,395	16,395	-
Stock based compensation	1,625	94	1,986		1,986	280
Other expense (income)	(26)	(14)	(57)	(6)	(63)	(34)
Other adjustments	1,038	1,505	4,037	761	4,798	2,399
Adjusted EBITDA	$22,029	$13,277	$36,707	$6,752	$43,459	$33,741

U.K. Concrete Pumping
Net income (loss)	$999	$604	$230	$158	$388	$1,276
Interest expense, net	796	1,024	1,994	490	2,484	3,159
Income tax expense (benefit)	354	355	60	49	109	532
Depreciation and amortization	2,864	1,992	7,161	890	8,051	6,042
EBITDA	5,013	3,975	9,445	1,587	11,032	11,009
Other adjustments	(735)	1,161	261	73	334	1,160
Adjusted EBITDA	$4,278	$5,136	$9,706	$1,660	$11,366	$12,169

Eco-Pan
Net income (loss)	$321	$2,312	$(65)	$2,009	$1,944	$7,357
Interest expense, net	1	-	1		1	-
Income tax expense (benefit)	8	514	(20)	(1,784)	(1,804)	308
Depreciation and amortization	3,257	535	7,832	163	7,995	1,545
EBITDA	3,587	3,361	7,748	388	8,136	9,210
Other expense (income)	(2)	-	(2)		(2)	-
Other adjustments	43	8	563	611	1,174	7
Adjusted EBITDA	$3,628	$3,369	$8,309	$999	$9,308	$9,217

Corporate
Net income (loss)	$10	$(588)	$854	$510	$1,364	$1,667
Interest expense, net		4	-		-	4
Income tax expense (benefit)	198	1,042	259	(355)	(96)	(47)
Depreciation and amortization	418	62	520	25	545	185
EBITDA	626	520	1,633	180	1,813	1,809
Transaction expenses	(1,282)	-	-	-	-	-
Other adjustments	1,281	-	-	(3)	(3)	(39)
Adjusted EBITDA	$625	$520	$1,633	$177	$1,810	$1,770

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Significant estimates include accrued sales and use taxes, liability for incurred but unreported claims under various partially self-insured polices, allowance for doubtful accounts, goodwill impairment analysis (see below for further discussion), valuation of share-based compensation and accounting for business combinations. Actual results may differ from those estimates, and such differences may be material to our consolidated financial statements. We evaluate estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

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

Goodwill

Our goodwill impairment test performed as of July 31, 2019 indicated no impairment. The fair value of our U.S. Concrete Pumping, U.K. Concrete Pumping and Eco-Pan reporting units exceeded their July 31, 2019 carrying values by approximately 4%, 2% and 4%, respectively. Given the short period of time that has passed since goodwill was recorded on the Company's balance sheet, primarily resulting from the Business Combination and Capital acquisition, the fact that the fair values of these reporting units were largely in-line with their carrying values is consistent with expectations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

2019 Fiscal Third Quarter Update

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2019.

In our 2019 first fiscal quarter, we identified certain material weaknesses in our internal controls over financial reporting including the following:

●	We had not yet fully developed the required accounting and financial reporting control environment to achieve the precision and timeliness required for a public company;
●	The infrastructure of the accounting department, including the complement of personnel, was not sufficient to account for complex transactions, such as business combinations;
●	Limitations with our current financial close processes and supporting systems increased the possibility that we are unable to generate financial statements that are free of material misstatement on a timely basis; and
●	Insufficient restrictions on admin access for information technology in the U.K.

Because our ability to prepare timely and accurate financial statements is dependent on the effectiveness of these controls, these deficiencies may result in the increased chance of fraud occurring and not being detected or the increased likelihood of a material error in the Company's financial statements.

During the 2019 second and third fiscal quarters, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have undertaken various steps to begin remediating such control deficiencies.  For instance, changes have been made to the accessibility of our accounting systems, new controls, procedures and processes have been implemented in our financial statement close process and importantly, new members have been added to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls.

Changes in Internal Control Over Financial Reporting

Other than the discussion above, there have been no changes in our internal control over financial reporting that occurred during our third quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a significant amount of indebtedness. As of July 31, 2019, we had $439.2 million of indebtedness outstanding in addition to $21.8 million of availability under our ABL Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	First Amendment to Interest Purchase Agreement, dated as of May 14, 2019, by and between Concrete Pumping Holdings, Inc., Brundage-Bone Concrete Pumping, Inc., CPH Acquisition, LLC, ASC Equipment, LP, Capital Pumping, LP, MC Services, LLC, Capital Rentals, LLC, Central Texas Concrete Services, LLC, A. Keith Crawford and Melinda Crawford.	8-K	001-38166	2.2	5/15/2019
10.1	Amended and Restated Amendment No. 1 to Term Loan, dated as of May 10, 2019, by and between Concrete Pumping Holdings, Inc., Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings Inc., Credit Suisse AG, Cayman Islands Branch, and each lender party thereto.	8-K	001-38166	10.1	5/15/2019
10.2	Underwriting Agreement, dated as of May 10, 2019, by and among Concrete Pumping Holdings, Inc. and UBS Securities LLC.	8-K	001-38166	1.1	5/15/2019
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: September 16, 2019