Form 10-K
period 2019-10-31
Concrete Pumping Holdings, Inc.
filed 2020-01-14
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38166

CONCRETE PUMPING HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-1779605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 E. 84th Ave., Suite A-5 Thornton, Colorado	80229
(Address of Principal Executive Offices)	(Zip Code)

(303) 289-7497
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BBCP	Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $80,206,804 based upon the market price of $6.60 per share on April 30, 2019. As of January 10, 2019, 58,259,482 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Concrete Pumping Holdings, Inc.

(i)

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

PART I

Item 1. Business

Concrete Pumping Holdings, Inc. is a Delaware corporation headquartered in Thornton, Colorado. We refer to Concrete Pumping Holdings, Inc. as the “Company,” “CPH,”, “us”, “we” or “our” in this Annual Report, and these designations include our subsidiaries unless we state otherwise. On December 6, 2018 (the “Closing Date”), the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.

Our principal executive offices are located at 500 E. 84th Ave., Suite A-5, Thornton, Colorado, 80229. We maintain a website at https://www.concretepumpingholdings.com/. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on size, primarily operating under what we believe are the only established, national brands in both geographies – Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”) for concrete pumping in the U.S., Camfaud Group Limited (“Camfaud”) in the U.K., and Eco-Pan, Inc. (“Eco-Pan”) for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, Brundage-Bone has expanded across the U.S. through more than 45 acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014. In November 2016, CPH entered the U.K. market through the acquisition of Camfaud. In May 2019, we acquired Capital Pumping LP and its affiliates (“Capital”), a concrete pumping provider based in Texas. The Capital acquisition provided us with complementary assets and operations and significantly expanded our footprint and business in Texas.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, proper concrete washout handling has become an increasing area of focus for our Company given rising awareness of environmental factors. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2019, we operated a fleet of 1,122 units of equipment, with approximately 1,400 employees and approximately 135 locations globally.

With over 35 years of experience, we believe we are the only nationally-scaled provider of concrete pumping services in the U.S. and the U.K., with the most comprehensive fleet and highly-skilled operators to provide quality service. We are especially equipped to support large and technically complex construction projects, which generally command higher price points than smaller projects. In addition, we have actively focused our business on commercial and infrastructure construction projects, while continuing to pursue profitable residential opportunities. Our fleet is capable of handling multiple large projects concurrently, and can be deployed on a short-notice across the U.S. and the U.K., thereby allowing us to efficiently allocate resources depending on market conditions to more profitable markets. Our highly complementary Eco-Pan business provides customers with a one-stop solution for their concrete washout needs. We plan to continue establishing additional Eco-Pan locations across the U.S. and the U.K., and further deepen penetration of Eco-Pan services within our existing concrete pumping customer base through cross-selling.

As of October 31, 2019, we estimate our share of the concrete pumping market to be approximately 13% in the U.S. and approximately 34% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2019, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years.

Segments

We operate through the following three reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 72% of our total revenue for the year ended October 31, 2019 and are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2019 together operate a fleet of 757 equipment units from a diversified footprint of approximately 90 locations across 22 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 11% of our total revenue for the year ended October 31, 2019. Through our Eco-Pan business, we are a leading provider of concrete waste management services in the U.S. Eco-Pan provides a full-service, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan is a route-based solution that operates 78 trucks and more than 6,300 custom metal pans for construction sites from 16 locations in the U.S. as of October 31, 2019. We charge a round-trip delivery fee and weekly or monthly rental rate for the pans, which provide a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. Eco-Pan delivers watertight pans to job sites to collect concrete washwater, and subsequently delivers it to recycling centers. Disposal fees charged by the recycling centers are passed on to the customer. To the extent that the pans are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations represented 17% of our total revenue for the year ended October 31, 2019 and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment on a long-term basis without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of 365 equipment units that are serviced from 28 locations as of October 31, 2019. In addition, during the third fiscal quarter of 2019 we started concrete waste management operations under our Eco-Pan brand name in the U.K. and the results of these operations are included in this segment. Our Eco-Pan business in the U.K. is comprised of a fleet of 1 truck, approximately 60 custom metal pans, and is operated from 1 location as of October 31, 2019. In addition, we bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

Competitive Environment

The concrete pumping industry is highly fragmented in both the U.S. and the U.K. In the U.S., we believe there are approximately 1,000 industry participants, the majority of which operate with an average of five to ten pumps each, a limited number having a multi-regional presence (average of 50-60 pumps) and no other company having a national presence. We believe many industry participants are undercapitalized, utilize aged equipment and operate only smaller and significantly fewer boom pumps. In a typical geographic market, we compete with only one or two other concrete pumping companies that can perform the larger and more complex projects that we typically target. We estimate that approximately 65-75% of the concrete pumping jobs in the U.S. are served by small, local providers. Relative to the U.S., the U.K. has a higher proportion of regional players.

In the concrete waste management industry, we compete with local operators who may have a small number of washout pans but are not capable of offering services across the U.S. We believe we are the only operator of scale with a national footprint in this industry and estimate that there is only one competitor on a national level. While the technology underlying the washout pans is less sophisticated than that for a concrete pump, we believe having the route density that Eco-Pan has achieved is a differentiator in terms of profitability. Our U.K. business is the pioneer of the concrete waste management service in the U.K. and as such, we do not believe there is any equivalent competitor.

Equipment

Our fleet is operated by approximately 800 experienced employees as of October 31, 2019, each of whom is required to complete rigorous training and safety programs. In addition, we have 100 skilled mechanics who perform in-house equipment servicing. As of October 31, 2019, we owned 100% of our fleet consisting of 798 boom pumps, ranging in size from 17 to 65 meters, 65 placing booms, 18 telebelts, and 241 stationary pumps (1,122 pieces in total). As of October 31, 2019, the average age of our fleet was approximately 9 years old and most of our equipment had useful lives of 20 to 25 years.

Customers

We serve a base of more than 10,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 95% customer retention rate based on our top 500 customers as of October 31, 2019. In addition, as of October 31, 2019, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

Our customer base consists of general contractors or concrete contractors that span across the commercial, infrastructure and residential end markets. We also sell replacement parts to regional operators that lack the capital and scale to independently maintain a sufficiently stocked replacement parts inventory. Our contractual arrangements with customers are typically on a project-to-project purchase order basis.

Suppliers

We primarily purchase pumping equipment, replacement parts, and fuel for our day-to-day operations. Concrete pumping equipment is primarily sourced from two suppliers – Schwing and Putzmeister. There are a number of other suppliers as well and we are not solely dependent upon any single one. We believe we are the concrete pumping industry’s largest consumer of concrete pumping supplies and, as such, have significant leverage with respect to making purchases. We typically purchase fuel in bulk at favorable prices and utilize onsite fuel storage facilities.

Employees

As of October 31, 2019, we had approximately 1,400 employees across the U.S. and the U.K., of which approximately 900 are highly-skilled equipment operators and mechanics, approximately 140 are managers, approximately 60 are in sales, and approximately 60 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of over four years for pump operators. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a “gold standard” training program, which ensures all operators can meet the requirements of any project. Operators are trained in concrete pumping as well as in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

Approximately 110 employees in CPH’s workforce are unionized across California, Oregon and Washington. These individuals are represented by the International Union of Operating Engineers (“IUOE”) under three separate collective bargaining agreements. We have historically maintained favorable relations with the IUOE and have not experienced any significant disputes, disagreements, strikes or work stoppages.

Safety

To our knowledge, we are the only concrete pumping company in the U.S. and the U.K. with a comprehensive, active safety program, an in-house safety department including dedicated safety directors at the corporate level, and a designated safety trainer at each branch. As part of our safety management program, we actively track key safety performance indicators at each branch location to monitor safety performance and take corrective action when needed. Over the last two years, our Total Recordable Incident Rate (“TRIR”) has remained significantly better than industry averages.

Legal Proceedings

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

Environmental Matters

We are subject to various federal, state and local and environmental laws and regulations, including those governing the discharge of pollutants into air or water, the management, storage and disposal of, or exposure to, hazardous substances and wastes, the responsibility to investigate and clean up contamination, and occupational health and safety. Fines and penalties may be imposed for non-compliance with applicable environmental, health and safety requirements and the failure to have or to comply with the terms and conditions of required permits. We are not aware of any material instances of non-compliance with respect to environmental regulations.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our investor relations website, www.ir.concretepumpingholdings.com, and select “SEC Filings”. Our investor relations website includes our Code of Business Conduct and Ethics and charters for the Audit, Compensation, Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at www.ir.concretepumpingholdings.com (select “Governance”).

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

Our business is cyclical in nature and a slowdown in the economic recovery or a decrease in general economic activity could have a material adverse effect on our revenues and operating results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. A worsening of economic conditions or a decrease in available capital for investments could cause weakness in our end markets, cause declines in construction and industrial activity, and adversely affect our revenue and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

●	the depth and duration of an economic downturn and lack of availability of credit;
●	uncertainty regarding global, regional or sovereign economic conditions;
●	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
●	the cyclical nature of our customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
●	an increase in the cost of construction materials;
●	a decrease in investment in certain of our key geographic markets;
●	an increase in interest rates;
●	an overcapacity in the businesses that drive the need for construction;
●	adverse weather conditions, which may temporarily affect a particular region or regions;
●	reduced construction activity in our end markets;
●	terrorism or hostilities involving the U.S. or the U.K.;
●	change in structural construction designs of buildings (e.g., wood versus concrete);
●	negative impact on our U.K. business as a result of Brexit; and
●	oversupply of equipment or new entrants into the market resulting in pricing uncertainty.

A downturn in any of our end markets in one or more of our geographic markets caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our business is seasonal and subject to adverse weather.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and services, and impede our ability to deliver and pump concrete efficiently or at all. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Our revenue and operating results have varied historically from period to period and any unexpected periods of decline could result in an overall decline in our available cash flows.

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that may cause our revenue and operating results to vary:

●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	the timing of expenditure for maintaining existing equipment, new equipment and the disposal of used equipment;
●	changes in demand for our services or the prices we charge due to changes in economic conditions, competition or other factors;
●	changes in the interest rates applicable to our variable rate debt, and the overall level of our debt;
●	fluctuations in fuel costs;
●	general economic conditions in the markets where we operate;
●	the cyclical nature of our customers’ businesses;
●	price changes in response to competitive factors;
●	other cost fluctuations, such as costs for employee-related compensation and benefits;
●	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which our business may be dependent in particular regions;
●	potential enactment of new legislation affecting our operations or labor relations;
●	timing of acquisitions and new branch openings and related costs;
●	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
●	changes in the exchange rate between the U.S. dollar and Great Britain pound sterling;
●	potential increased demand from our customers to develop and provide new technological services in our business to meet changing customer preferences;
●	our ability to control costs and maintain quality;
●	our effectiveness in integrating new locations and acquisitions; and
●	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of our existing debt.

Our business is highly competitive and competition may increase, which could have a material adverse effect on our business.

The concrete pumping industry is highly competitive and fragmented. Many of the markets in which we operate are served by several competitors, ranging from larger regional companies to small, independent businesses with a limited fleet and geographic scope of operations. Some of our principal competitors may have more flexible capital structures or may have greater name recognition in one or more of our geographic markets. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, quality and availability of our fleet of pumping equipment, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in, or debt service payments required by, our credit facilities or otherwise, the ability to replace our fleet or the age of our fleet may put us at a disadvantage to our competitors and adversely impact our ability to generate revenue. In addition, our industry may be subject to competitive price decreases in the future, particularly during cyclical downturns in our end markets, which can adversely affect revenue, profitability and cash flow. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent on our relationships with key suppliers to obtain equipment for our business.

We depend on a small group of key manufacturers of concrete pumping equipment, and have historically relied primarily on three companies, the largest two of which experienced ownership changes in 2012. We cannot predict the impact on our suppliers of changes in the economic environment and other developments in their respective businesses, and we cannot provide any assurance that our vendors will provide their historically high level of service support and quality. Any deterioration in such service support or quality could result in additional maintenance costs, operational issues, or both. Insolvency, financial difficulties, strategic changes or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts with us. We believe the market for supplying equipment used in our business is increasingly competitive; however, termination of our relationship with any of our key suppliers, or interruption of our access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on our business, financial condition, results of operations and cash flows in the event that we are unable to obtain adequate and reliable equipment or supplies from other sources in a timely manner or at all.

If our average fleet age increases, our offerings may not be as attractive to potential customers and our operating costs may increase, impacting our results of operations.

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific type of equipment is expected to experience over its useful life. As of October 31, 2019, the average age of our equipment was approximately nine years, and it is our strategy to maintain average fleet age at approximately 10 years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot assure you that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

The cost of new equipment for use in our concrete pumping fleet could increase due to increased material costs to our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition, results of operations and cash flows in future periods. Furthermore, changes in technology or customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

We sell used equipment on a regular basis. Our fleet is subject to residual value risk upon disposition and may not sell at the prices or in the quantities we expect.

We continuously evaluate our fleet of equipment as we seek to optimize our vehicle size and capabilities for our end markets in multiple locations. We therefore seek to sell used equipment on a regular basis. The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used equipment depends on several factors, including:

●	the market price for comparable new equipment;
●	wear and tear on the equipment relative to its age and the effectiveness of preventive maintenance;
●	the time of year that it is sold;
●	the supply of similar used equipment on the market;
●	the existence and capacities of different sales outlets;
●	the age of the equipment, and the amount of usage of such equipment relative to its age, at the time it is sold;
●	worldwide and domestic demand for used equipment;
●	the effect of advances and changes in technology in new equipment models;
●	changing perception of residual value of used equipment by the Company’s suppliers; and
●	general economic conditions.

We include in income from operations the difference between the sales price and the net book value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used concrete pumping equipment at prices that fall significantly below our expectations or in lesser quantities than we anticipate could have a negative impact on our financial condition, results of operations and cash flows.

We are exposed to liability claims on a continuing basis, which may exceed the level of our insurance or not be covered at all, and this could have a material adverse effect on our operating performance.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we operate, rent, sell, service or repair and from injuries caused in motor vehicle or other accidents in which our personnel are involved. Our business also exposes us to workers’ compensation claims and other employment-related claims. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. Future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all. Certain types of claims, such as claims for punitive damages, are not covered by our insurance. In addition, we are self-insured for the deductibles on our policies and have established reserves for incurred but not reported claims. If actual claims exceed our reserves, our financial condition, results of operations and cash flows would be adversely affected. Whether or not we are covered by insurance, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

Our business is subject to significant operating risks and hazards that could result in personal injury or damage or destruction to property, which could result in losses or liabilities to the Company.

Construction sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment and moving vehicles. Our equipment has been involved in workplace incidents and incidents involving mobile operators of our equipment in transit in the past and may be involved in such incidents in the future.

Our safety record is an important consideration for us and for our customers. If serious accidents or fatalities occur, regardless of whether we were at fault, or our safety record were to deteriorate, we may be ineligible to bid on certain work, be exposed to possible litigation, and existing service arrangements could be terminated, which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

In the commercial concrete infrastructure market, our workers are subject to the usual hazards associated with providing construction and related services on construction sites, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.

Potential acquisitions and expansions into new markets may result in significant transaction expense and expose us to risks associated with entering new markets and integrating new or acquired operations.

We may encounter risks associated with entering new markets in which we have limited or no experience. New operations require significant capital expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations. New start-up locations may not become profitable when projected or ever. In addition, our industry is highly fragmented, and we expect to consider acquisition opportunities from time to time when we believe they would enhance our business and financial performance.

Acquisitions may impose significant strains on our management, operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions may require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. Future acquisitions also could result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations.

We may not realize the anticipated synergies and cost savings from acquisitions.

We have completed a number of acquisitions in recent years that we believe present revenue and cost-saving synergy opportunities. However, the integration of recent or future acquisitions may not result in the realization of the full benefits of the revenue and cost synergies that we expected at the time or currently expect within the anticipated time frame or at all. Moreover, we may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed our estimates. Accordingly, the expected benefits may be offset by costs or delays incurred in integrating the businesses. Failure of recent or future acquisitions to meet our expectations and be integrated successfully could have a material adverse effect on our financial condition and results of operations.

We have operations throughout the United States and the United Kingdom, which subjects us to multiple federal, state, and local laws and regulations. Moreover, we operate at times as a government contractor or subcontractor which subjects us to additional laws, regulations, and contract provisions. Changes in law, regulations, government contract provisions, or other legal requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Each of our sites exposes us to a host of different local laws and regulations. These requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits, antitrust, emissions regulations and may also impact other areas of our business, such as pricing. In addition, government contracts and subcontracts are subject to a wide range of requirements not applicable in the purely commercial context, such as extensive auditing and disclosure requirements; anti-money laundering, antibribery and anti-gratuity rules; political campaign contribution and lobbying limitations; and small and/or disadvantaged business preferences. Even when a government contractor has reasonable policies and practices in place to address these risks and requirements, it is still possible for problems to arise. Moreover, government contracts or subcontracts are generally riskier than commercial contracts, because, when problems arise, the adverse consequences can be severe, including civil false claims (which can involve penalties and treble damages), suspension and debarment, and even criminal prosecution. Moreover, the requirements of laws, regulations, and government contract provisions are often different in different jurisdictions. Changes in these requirements, or any material failure by us to comply with them, can increase our costs, negatively affect our reputation, reduce our business, require significant management time and attention and generally otherwise impact our operations in adverse ways.

We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.

Our facilities and operations are subject to comprehensive and frequently changing federal, state and local laws and regulations relating to environmental protection and health and safety. These laws and regulations govern, among other things, occupational safety, employee relations, the discharge of substances into the air, water and land, the handling, storage, transport, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We have in the past and may in the future fail to comply with applicable environmental and safety regulations. If we violate environmental or safety laws or regulations, we may be required to implement corrective actions and could be subject to civil or criminal fines or penalties or other sanctions. We cannot assure you that we will not have to make significant capital or operating expenditures in the future in order to comply with applicable laws and regulations or that we will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the investigation and cleanup of properties affected by hazardous substance or fuel spills or releases. These liabilities are often joint and several and may be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. We may also have liability for past contaminated properties historically owned or operated by companies that we have acquired or merged with, even though we never owned or operated such properties. Accordingly, we may become liable, either contractually or by operation of law, for investigation, remediation, monitoring and other costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims.

Most of our properties currently have above or below ground storage tanks for fuel and other petroleum products and oil-water separators (or equivalent wastewater collection/treatment systems). Given the nature of our operations (which involve the use of diesel and other petroleum products, solvents and other hazardous substances) for fueling and maintaining our equipment and vehicles, and the historical operations at some of our properties, we may incur material costs associated with soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims or costs that may be material.

Our business depends on favorable relations with our employees. Any deterioration of these relations, including those with our union-represented employees, issues with our collective bargaining agreements, labor shortages or increases in labor costs could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability in connection with multiemployer plans, adversely affecting our business, financial condition and results of operations.

As of October 31, 2019, approximately 8% of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California is effective through June 30, 2020 and will continue on a year-to-year basis after unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. No such notices have been given or received. Our collective bargaining agreement with our union in Oregon expires in 2020 and will need to be renegotiated. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

Under our collective bargaining agreements, we are, and have previously been, obligated to contribute to several multiemployer pension plans on behalf of our unionized employees. A multiemployer pension plan is a defined benefit pension plan that provides pension benefits to the union-represented workers of various generally unrelated companies. Under the Employment Retirement Income Security Act of 1974 (“ERISA”), an employer that has an obligation to contribute to an underfunded multiemployer plan, as well as any other entities that are treated as a single employer with such employer under applicable tax and ERISA rules, may become jointly and severally liable, generally upon complete or partial withdrawal from a multiemployer plan, for its proportionate share of the plan’s unfunded benefit obligations. These liabilities are known as “withdrawal liabilities.” Certain of the multiemployer plans to which we are obligated to contribute have been in the past, and currently remain, significantly underfunded. Moreover, due to the level of underfunding, at least one of these multiemployer plans has been and continues to be in “endangered status,” meaning, among other things, that it is no longer in "critical" status and that the trustees of the plan are required to adopt a rehabilitation plan and we are required to pay a surcharge on top of our regular contributions to the plan.

We currently have no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which we currently contribute, and we have not been assessed any withdrawal liability in the past when we have ceased participating in certain multiemployer plans to which we previously contributed. In addition, we believe that the “construction industry” multiemployer plan exception may apply if we did withdraw from any of our current multiemployer plans. The “construction industry” exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a “construction industry” multiemployer plan unless and until (among other things) that employer continues or resumes covered operations in the relevant geographic market without continuing or resuming (as applicable) contributions to the multiemployer plan. If this exception applies, withdrawal liability may be delayed or even inapplicable if we cease participation in any multiemployer plan(s). However, there can be no assurance that we will not withdraw from one or more multiemployer plans in the future, that the “construction industry exception” would apply if we did withdraw, or that we will not incur withdrawal liability if we do withdraw. Accordingly, we may be required to pay material amounts of withdrawal liability if one or more of those plans is underfunded at the time of withdrawal and withdrawal liability applies in connection with our withdrawal. In addition, we may incur material liabilities if any multiemployer plan(s) in which we participate requires us to increase our contribution levels to alleviate existing underfunding and/or becomes insolvent, terminates or liquidates.

Labor relations matters at construction sites where we provide services may result in increases in our operating costs, disruptions in our business and decreases in our earnings.

Labor relations matters at construction sites where we provide services may result in work stoppages, which would in turn affect our ability to provide services at such locations. If any such work stoppages were to occur at work sites where we provide services, we could experience a significant disruption of our operations, which could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting our suppliers could adversely impact our business from time to time.

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.

At October 31, 2019, we had recorded goodwill of $276.1 million related to multiple acquisitions. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.

We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results. An impairment of our goodwill may have a material adverse effect on our results of operations.

Turnover of members of our management, staff and pump operators and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our business depends on the quality of, and our ability to attract and retain, our senior management and staff, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. In addition, the loss of services of certain members of our senior management could adversely affect our business until suitable replacements can be found.

We depend upon the quality of our staff personnel, including sales and customer service personnel who routinely interact with and fulfill the needs of our customers, and on our ability to attract and retain and motivate skilled operators and fleet maintenance personnel and other associated personnel to operate our equipment in order to provide our concrete pumping services to our customers. There is significant competition for qualified personnel in a number of our markets, including Texas, Colorado, Utah, and Idaho where we face competition from the oil and gas industry for qualified drivers and operators. There is a limited number of persons with the requisite skills to serve in these positions, and such positions require a significant investment by us in initial training of operators of our equipment. We cannot assure you that we will be able to locate, employ, or retain such qualified personnel on terms acceptable to us or at all. Our costs of operations and selling, general and administrative expenses have increased in certain markets and may increase in the future if we are required to increase wages and salaries to attract qualified personnel, and there is no assurance that we can increase our prices to offset any such cost increases. There is also no assurance that we can effectively limit staff turnover as competitors or other employers seek to hire our personnel. A significant increase in such turnover could negatively affect our business, financial condition, results of operations and cash flows.

Our credit facilities may limit our financial and operating flexibility.

Our credit facilities include negative covenants (including a springing fixed charge coverage ratio financial covenant under the ABL Credit Agreement (as defined below)) restricting our ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit the ability of the respective restricted entities to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of their assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit the flexibility of the respective restricted entities in planning for, or reacting to, changes in the industries in which they operate.

We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.

We have a significant amount of indebtedness. As of October 31, 2019, we had $425.7 million of indebtedness outstanding in addition to $29.2 million of availability under our ABL Credit Agreement.

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

Changes in interest rates may adversely affect our earnings and/or cash flows.

Our indebtedness under our Term Loan Agreement and our ABL Credit Agreement bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our revolving credit facility provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend our revolving credit facility and Term Loan, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be effected and our available cash flow may be adversely affected.

Our business could be hurt if we are unable to obtain capital as required, resulting in a decrease in our revenue and cash flows.

We require capital for, among other purposes, purchasing equipment to replace existing equipment that has reached the end of its useful life and for growth resulting from expansion into new markets, completing acquisitions and refinancing existing debt. If the cash that we generate from our business, together with cash that we may borrow under our credit facilities, is not sufficient to fund our capital requirements, we will require additional debt or equity financing. If such additional financing is not available to fund our capital requirements, we could suffer a decrease in our revenue and cash flows that would have a material adverse effect on our business. Furthermore, our ability to incur additional debt is and will be contingent upon, among other things, the covenants contained in our credit facilities. In addition, our credit facilities place restrictions on our and our restricted subsidiaries’ ability to pay dividends and make other restricted payments (subject to certain exceptions). We cannot be certain that any additional financing that we require will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our business could be materially adversely affected.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our credit facilities, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

If we are unable to collect on contracts with customers, our operating results would be adversely affected.

We have billing arrangements with a majority of our customers that provide for payment on agreed terms after our services are provided. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase significantly above their low historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses increased during the last recession and generally can be expected to increase during economic slowdowns or recessions.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are currently required to document, test and report on our internal controls over financial reporting. In addition, starting in our 2022 fiscal year (and possibly earlier), our independent auditors will be required to issue an opinion on our audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

Disruptions in our information technology systems due to cyber security threats or other factors could limit our ability to effectively monitor and control our operations and adversely affect our operating results, and unauthorized access to customer information on our systems could adversely affect our relationships with our customers or result in liability.

Our information technology systems, including our enterprise resource planning system, facilitate our ability to monitor and control our assets and operations and adjust to changing market conditions and customer needs. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our assets and operations and adjust to changing market conditions in a timely manner. Many of our business records at most of our branches are still maintained manually, and loss of those records as a result of facility damage, personnel changes or otherwise could also cause such disruptions. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately safeguard the security of the data it holds, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities, leading to lower revenue, increased costs and other material adverse effects on our results of operations.

We have taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis. However, a significant disruption or cyber intrusion could adversely affect our results of operations, financial condition and liquidity. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber-attacks, or war could also materially adversely affect our ability to raise capital.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

Fuel costs represent a significant portion of our operating expenses and we are dependent upon fuel to transport and operate our equipment. We could be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment to and from job sites and higher costs to operate our concrete pumps and other equipment. Although we are able to pass through the impact of fuel price charges to most of our customers, there is often a lag before such pass-through arrangements are reflected in our operating results and there may be a limit to how much of any fuel price increases we can pass onto our customers. Any such limits may adversely affect our results of operations.

We depend on access to our branch facilities to service our customers and maintain and store our equipment.

We depend on our primary branch facilities in the U.S. and U.K., respectively, to store, service and maintain our fleet. These facilities contain most of the specialized equipment we require to service our fleet, in addition to the extensive secure storage areas needed for a significant number of large vehicles. If any of our facilities were to sustain significant damage or become unavailable to us for any reason, including natural disasters, our operations could be disrupted, which could in turn adversely affect our relationships with our customers and our results of operations and cash flow. Any limitation on our access to facilities as a result of any breach of, or dispute under, our leases could also disrupt and adversely affect our operations.

We may be adversely affected by recent developments relating to the U.K.’s referendum vote in favor of leaving the European Union.

The U.K. held a referendum on June 23, 2016 in which a majority voted for the U.K.’s withdrawal from the European Union, which is commonly referred to as Brexit. As a result of this vote, a process of negotiation has begun to determine the terms of Brexit and of the U.K.’s relationship with the European Union going forward. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Currently, the date set for when the U.K. will withdraw from the European Union is January 31, 2020. Specifically, we have not identified any additional risk factors under Brexit than those discussed herein. Additionally, we have not identified any trends or potential changes to critical accounting estimates as a result of Brexit. We will continue to assess risk factors and accounting and reporting considerations Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

Due to the material portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.

Our consolidated financial statements are presented in accordance with GAAP, and we report, and will continue to report, our results in U.S. dollars. Some of our operations are conducted by subsidiaries in the United Kingdom. The results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Any change in the value of the pound sterling against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

We face market risks attributable to fluctuations in foreign currency exchange rates and foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in the United Kingdom. Exchange rate fluctuations could have an adverse effect on our results of operations. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue.

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

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; and
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Related to our Securities

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards.

If Nasdaq delists our securities from trading on its exchange for failure to meet the continued listing standards, we and our security holders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Shares of our common stock have been thinly traded in the past.

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

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

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to that certain stockholders agreement, dated as of December 6, 2018 and amended on April 1, 2019 (the “Stockholders Agreement”), by and between the Company, CFLL Sponsor Holdings, LLC (formerly known as Industrea Alexandria LLC) (“CFLL Sponsor” or the “Sponsor”), Industrea’s former independent directors (collectively with the Sponsor and affiliates, the “Initial Stockholders”), Argand Partners Fund, LP (the “Argand Investor”) and certain holders of CPH’s capital stock prior to the Business Combination (the “CPH stockholders”):

●

Subject to certain exceptions, the CFLL Sponsor has agreed not to transfer 4,403,325 shares of our common stock (which were issued upon conversion of Industrea’s Class B common stock in connection with the Business Combination) (the “founder shares”) until the earlier of (A) March 6, 2020 or (B) earlier if (x) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing May 5, 2019 or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property;

●

Each CPH Management Holder (as defined therein) has agreed not to transfer any shares of our common stock acquired by such CPH Management Holder in connection with the Business Combination for a period commencing on December 6, 2018 and ending on (a) December 6, 2019 with respect to one-third of such CPH Management Holder’s securities of the Company held as of the date of Closing; (b) December 6, 2020 with respect to one-third of such CPH Management Holder’s securities of the Company held as of the date of Closing; and (c) December 6, 2021 with respect to one-third of such CPH Management Holder’s securities of the Company held as of the date of Closing;

●

Subject to certain exceptions, until March 6, 2020, (i) CFLL Holdings, LLC (“CFLL Holdings”), an affiliate of the Argand Investor, may not transfer 7,784,313 shares of our common stock held by it and (ii) the CFLL Sponsor may not transfer 1,664,500 shares of our common stock held by it.

Notwithstanding the foregoing, if Peninsula Pacific or its affiliates no longer own in excess of 882,353 shares of our common stock, then the transfer restrictions on the shares of our common stock held the CFLL Sponsor and CFLL Holdings will be shortened to December 6, 2019. In addition, transfers of these securities are permitted in certain limited circumstances as set forth in the Stockholders Agreement, including with the prior written consent of our Board (with any director who has been designated to serve on our Board by or who is an affiliate of the requesting party abstaining from such vote) and to “affiliates,” as defined in the Stockholders Agreement.

In addition, the Initial Stockholders and certain of our other stockholders who received shares of our common stock in connection with the Closing are entitled to registration rights, subject to certain limitations, with respect to our common stock they received in the Business Combination pursuant to the Stockholders Agreement entered into in connection with the consummation of the Business Combination. Pursuant to the Stockholders Agreement, we filed a registration statement covering the founder shares, the private placement warrants (including any common stock issued or issuable upon exercise of any such private placement warrants) and the shares of our common stock issued at the Closing. In addition, these stockholders have certain demand and “piggyback” registration rights following the consummation of the Business Combination. We will bear certain expenses incurred in connection with the exercise of such rights.

Furthermore, we financed the acquisition of Capital through the sale of shares of common stock and an additional $60 million of borrowings under our Term Loan Agreement.

The presence of these additional securities trading in the public market as well as the shares of the Company’s common stock that may be issued pursuant to the Offer and Consent Solicitation, may have an adverse effect on the market price of the Company’s common stock.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets; and
●	fluctuations in commodity prices.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our industry, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant or automatically at our option.

Our warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of October 31, 2019, there were 13,017,777 public warrants and no private placement warrants outstanding, respectively. The public warrants have an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We are a holding company with no business operations of our own and we depend on cash flow from our wholly owned subsidiaries to meet our obligations.

We are a holding company with no business operations of its own or material assets other than the stock of our subsidiaries, all of which are wholly-owned. All of our operations are conducted by our subsidiaries and as a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Anti-takeover provisions contained in the Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	a staggered board of directors providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our Board;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●

the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●

a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

The Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or our stockholders, (iii) any action asserting a claim against the Company, our directors, officers or employees arising pursuant to any provision of the DGCL, the Charter or the Bylaws, or (iv) any action asserting a claim against the Company, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) arising under the Securities Act or for which the Court of Chancery does not have subject matter jurisdiction including, without limitation, any claim arising under the Exchange Act, as to which the federal district court for the District of Delaware shall be the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of the Charter described in the preceding paragraph. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. Alternatively, a court may determine that the choice of forum provision is unenforceable. If a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We had revenues during the fiscal year ended October 31, 2019 of approximately $258.6 million. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of the Industrea IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 90 locations in 22 states in the U.S. and 29 locations in the U.K. as of October 31, 2019. We own 18 of our locations in the U.S. and lease the remaining locations and all of our locations in the U.K. are leased. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate at construction sites without a formal lease. We believe that our properties are suitable for our current operating needs.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect of our business, operating result, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol “BBCP” and our public warrants are quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc. under the symbol “BBCPW.” As of October 31, 2019, there were 138 holders of record of shares of our common stock and 1 holder of record of our public warrants. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the Board declaring any dividends in the foreseeable future.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements.

Business Overview

The Company is a Delaware corporation headquartered in Thornton, Colorado. The audited consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

U.S. Concrete Pumping

In May 2019, the Company, through its wholly-owned subsidiary Brundage-Bone, acquired Capital Pumping, LP and its affiliates, a concrete pumping provider based in Texas for a purchase price of $129.2 million. The closing of this acquisition provided the Company with complementary assets and operations and significantly expanded its footprint and business in Texas.

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 22 states with their corporate headquarters in Thornton (near Denver), Colorado.

In addition, in April 2018, Brundage-Bone completed the acquisition of substantially all of the assets of Richard O’Brien Companies, Inc., O’Brien Concrete Pumping-Arizona, Inc., O’Brien Concrete Pumping-Colorado, Inc. and O’Brien Concrete Pumping, LLC (collectively, “O’Brien” or the “O’Brien Companies”), solidifying Brundage-Bone’s presence in the Colorado and Phoenix, Arizona markets. All trucks of O'Brien were rebranded as Brundage-Bone trucks.

U.S. Concrete Waste Management Services

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the United States with its corporate headquarters in Thornton, Colorado.

U.K. Operations

Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has 28 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, during the third fiscal quarter of 2019, we started concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from 1 location.

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

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the twelve-months ended October 31, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

			S/P Combined
	Successor	Predecessor	(non-GAAP)	Predecessor
(dollars in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018

Revenue	$258,565	$24,396	$282,961	$243,223

Cost of operations	143,512	14,027	157,539	136,876
Gross profit	115,053	10,369	125,422	106,347
Gross margin	44.5%	42.5%	44.3%	43.7%

General and administrative expenses	91,914	4,936	96,850	58,789
Transaction costs	1,521	14,167	15,688	7,590
Income (loss) from operations	21,618	(8,734)	12,884	39,968

Other income (expense):
Interest expense, net	(34,880)	(1,644)	(36,524)	(21,425)
Loss on extinguishment of debt	-	(16,395)	(16,395)	-
Other income, net	47	6	53	55
	(34,833)	(18,033)	(52,866)	(21,370)

Income (loss) before income taxes	(13,215)	(26,767)	(39,982)	18,598

Income tax expense (benefit)	(3,303)	(4,192)	(7,495)	(9,784)

Net income (loss)	(9,912)	(22,575)	(32,487)	28,382

Less preferred shares dividends	(1,623)	(126)	(1,749)	(1,428)
Less undistributed earnings allocated to preferred shares	-	-	-	(6,365)
Income (loss) available to common shareholders	$(11,535)	$(22,701)	$(34,236)	$20,589

Twelve Months Ended October 31, 2019 and October 31, 2018

For the S/P Combined twelve months ended October 31, 2019, our net loss was $32.5 million, a decrease of $60.9 million compared to net income of $28.4 million in the same period a year ago, primarily as a result of higher depreciation expense, amortization expense, interest expense, transaction costs, and debt extinguishment costs, all of which were predominantly the result of the Business Combination. We had a 16.3% improvement in revenue year-over-year, driven mostly by the acquisition of Capital. Net income in the S/P Combined twelve months ended October 31, 2019 was negatively impacted by higher depreciation expense of $4.6 million, amortization expense of $25.1 million, interest expense, net of $15.1 million, transaction costs of $8.1 million, and debt extinguishment costs of $16.4 million, all of which were predominantly the result of the Business Combination. In addition to the impact from the Business Combination, we incurred an additional $4.1 million in general and administrative ("G&A") expenses on a year-over-year basis resulting from various costs related to being a newly public company, which included legal, accounting, and director-related costs. Approximately $1.6 million of such expenses are expected to be non-recurring. Furthermore, as a result of the enactment of the Tax Cuts and Jobs Act in December 2017 (the “2017 Tax Act”), we revalued our deferred tax assets and liabilities in the fiscal 2018 first quarter, resulting in the realization of a $14.6 million tax benefit whereas no such benefit was realized in fiscal 2019. These amounts were slightly offset by positive contributions to net income from the acquisition of Capital, which occurred in May 2019.

Total Assets

Total assets increased from $370.1 million as of October 31, 2018 to $871.4 million as of October 31, 2019. The primary driver of the increase in assets for all segments was the Business Combination, which resulted in a step-up in the value of certain assets, primarily goodwill and intangibles, coupled with the Capital acquisition in May 2019, which added $129.2 million in net assets to the balance sheet.

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Total Assets
U.S. Concrete Pumping	$637,384	$277,936
U.K. Operations	138,435	39,167
U.S. Concrete Waste Management Services	137,646	32,782
Corporate	24,223	20,259
Intersegment	(66,323)	-
	$871,365	$370,144

Revenue

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor	Change
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018	$	%
Revenue
U.S. Concrete Pumping	$187,031	$16,659	$203,690	$164,306	$39,384	24.0%
U.K. Operations	44,021	5,143	49,164	50,448	(1,284)	-2.5%
U.S. Concrete Waste Management Services	27,779	2,628	30,407	28,469	1,938	6.8%
Corporate	2,258	242	2,500	-	2,500	0.0%
Intersegment	(2,524)	(276)	(2,800)	-	(2,800)	0.0%
	$258,565	$24,396	$282,961	$243,223	$39,738	16.3%

U.S. Concrete Pumping

For the S/P Combined twelve months ended October 31, 2019 for our U.S. Concrete Pumping segment, revenue was up 24.0%, or $39.4 million, year-over-year to $203.7 million. The incremental benefits from (1) the O’Brien acquisition in April 2018, which strengthened our presence in the Colorado and Arizona markets, and (2) the Capital acquisition in May 2019, which added additional pumping capacity in our Texas market, drove $7.3 million and $25.2 million of the increase in revenue, respectively. We also had notable improvements in revenue in our Oklahoma market, where we worked on several special projects utilizing placing booms, and in our Idaho market, where we experienced an increase in billable hours. These amounts were slightly offset by approximately $1.5 million of delayed revenue due to a severe, early winter storm that delivered snow and rain from Idaho to Texas that caused nearly 40% of our operations to be shut down for the final week of the fourth fiscal quarter of 2019.

U.K. Operations

For the S/P Combined twelve months ended October 31, 2019, revenue was down 2.5% year-over-year to $49.2 million. Excluding any impact from foreign exchange rates, revenue for this segment was up 2.4% year-over-year as a result of more favorable weather conditions in the U.K. for most of the fiscal year, which resulted in improved equipment utilization rates of our operating assets. This includes the revenue from the Eco-Pan business that began in the third fiscal quarter of 2019, which amounted to $0.1 million and was immaterial overall to the segment.

U.S. Concrete Waste Management Services

For the S/P Combined twelve months ended October 31, 2019, revenue was up $1.9 million or 6.8% year-over-year to $30.4 million. Improved volume in many of our markets was offset by slight declines in certain of our West Coast operations due to adverse weather conditions experienced during the first two quarters of fiscal 2019. Specifically, aggregate revenue from operations in the West Coast was down $0.8 million for the S/P combined twelve months ended October 31, 2019 as compared to the prior year period.

Corporate

There was limited movement in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the leasing of real estate to the different U.S Concrete Pumping facilities.

Gross Margin

Gross margin for the S/P Combined twelve months ended October 31, 2019 was 44.3%, up 60 basis points from the prior fiscal year. The increase in gross margin was primarily due to the post-acquisition contribution from the Capital acquisition, more favorable fuel pricing and improvement in the Company’s procurement costs. The gross margin improvement was partially offset by the step-up in depreciation related to the Business Combination, as depreciation expense related to pumping equipment is included in the Company’s cost of operations.

General and Administrative Expenses

G&A expenses for the S/P Combined twelve months ended October 31, 2019 were $96.9 million, up $38.1 million as compared to $58.8 million in the fiscal year ended October 31, 2018. As a percentage of revenue, G&A expenses were 34.2% as compared to 24.2% in the prior fiscal year. The increase was largely due to $25.1 million of higher amortization expense caused by the step-up in fair value of certain intangible assets mostly related to the Business Combination, a $4.1 million increase in legal, accounting, and director-related costs as a result of being a publicly traded company (approximately $1.6 million of these expenses are expected to be non-recurring) and a $3.3 million increase in stock-based compensation expense as a result of a stock grant made by the Company in April of 2019. The remaining increase is largely attributable to incremental G&A expenses from both the O'Brien and Capital acquisitions.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. Transaction costs and debt extinguishment costs for the S/P Combined twelve months ended October 31, 2019 were $15.7 million and $16.4 million, respectively. Of those amounts, the Predecessor incurred $14.2 million of the S&P Combined transaction costs and all of the S&P Combined debt extinguishment costs, all of which were related to the Business Combination. The remaining transaction costs incurred during the Successor period were predominantly related to the acquisition of Capital in May 2019. Transaction costs incurred during the fiscal year ended October 31, 2018 were primarily related to the O’Brien acquisition.

Interest Expense, Net

Interest expense, net for the S/P Combined twelve-months ended October 31, 2019 was $36.5 million up $15.1 million from fiscal 2018. As part of the Business Combination, the Company extinguished all previous outstanding debt and entered into a new Term Loan Agreement (as defined below) and ABL Credit Agreement (as defined below). In addition, in order to finance the acquisition of Capital, the Company added $60.0 million of incremental term loans under the Term Loan Agreement in May 2019. The increased interest expense, net, was the result of higher average debt amounts outstanding during the twelve months ended October 31, 2019 when compared to fiscal year ended October 31, 2018, coupled with interest rates on both new financial instruments being higher than the previous debt instruments.

Income Tax (Benefit) Provision

For the S/P Combined twelve months ended October 31, 2019, the Company recorded an income tax benefit of $7.5 million on a pretax loss of $40.0 million, resulting in an effective tax rate of 18.7%. Our income tax benefit was negatively impacted mostly by $1.4 million of transaction expenses that were not deductible and $0.3 million in deferred taxes on undistributed foreign earnings.

For the fiscal year ended October 31, 2018, we had an income tax benefit of $9.8 million on pretax income of $18.6 million. In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent effective January 1, 2018. In accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, the Company recognized the income tax effects of the 2017 Tax Act in its consolidated financial statements in the period the 2017 Tax Act was signed into law. As such, the Company’s consolidated financial statements for the period ended October 31, 2018 reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects for which the accounting is incomplete but a reasonable estimate could be determined. All provisional amounts have been finalized for the October 31, 2019 financial statements as required by Staff Accounting Bulletin No. 118. Such finalization had no impact on the tax provision for 2018.

Adjusted EBITDA1

			S/P Combined
	Successor	Predecessor	(non-GAAP)	Predecessor	Change
(in thousands, except percentages)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018	$	%
U.S. Concrete Pumping	$56,069	$6,752	$62,821	$46,793	$16,028	34.3%
U.K. Operations	14,034	1,660	15,694	16,752	(1,058)	-6.3%
U.S. Concrete Waste Management Services	13,178	999	14,177	13,238	939	7.1%
Corporate	2,625	177	2,802	2,367	435	18.4%
	$85,906	$9,588	$95,494	$79,150	$16,344	20.6%

1Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $62.8 million for the S/P Combined twelve months ended October 31, 2019 as compared to $46.8 million for the fiscal year ended October 31, 2018. The 34.3% year-over-year increase was primarily attributable to the Capital acquisition, improved gross margins, and volume growth across the majority of the U.S. markets.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $15.7 million for the S/P Combined twelve months ended October 31, 2019 as compared to $16.8 million for the fiscal year ended October 31, 2018. The 6.3% decline was primarily attributable to the reduced revenue previously discussed.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $14.2 million for the S/P Combined twelve months ended October 31, 2019 as compared to $13.2 million for the fiscal year ended October 31, 2018. The 7.1% year-over-year increase was due primarily to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of October 31, 2019, we had $7.5 million of cash and cash equivalents and $29.2 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $36.7 million.

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

Term Loan Agreement and ABL Credit Agreement

As part of the Business Combination, the Company entered into (i) a Term Loan Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners, and the other Lenders party thereto (as amended, the “Term Loan Agreement”) and (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto and the other parties thereto (“ABL Credit Agreement”). Summarized terms of those debt agreements are included below.

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

The outstanding balance under the Term Loan Agreement as of October 31, 2019 was $402.1 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

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

●

U.S. ABL Credit Agreement obligations are secured by (i) a perfected first priority security interest in substantially all personal property of the Company and certain of its subsidiaries that are loan parties thereunder consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “U.S. ABL Priority Collateral”) and (ii) a perfected second priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations;

●

U.K. ABL Credit Agreement obligations are secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K. subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and

●

The ABL Credit Agreement also includes (i) a springing financial covenant (fixed charge coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Credit Agreement as of October 31, 2019 was $23.6 million and the Company was in compliance with all debt covenants thereunder.

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

Successor

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the period from December 6, 2018 through October 31, 2019 (the “Successor Period”) was $22.8 million. The Company had a net loss of $9.9 million that included significant non-cash charges totaling $60.0 million as follows: (1) depreciation of $20.3 million, (2) amortization of intangible assets of $32.4 million, (3) amortization of deferred financing costs of $3.7 million and (4) stock-based compensation expense of $3.6 million. These amounts were partially offset by net cash outflows related to the following activity: (1) an increase of $5.9 million in trade receivables, (2) a $0.5 million increase in inventory, (3) a $1.0 million increase in prepaid expenses and other current assets, (4) an increase of $2.4 million in our net deferred income taxes, (5) a decrease in income taxes payable of $1.4 million, (6) a $7.3 million decrease in accounts payable, and (7) a decrease of $8.3 million in accrued payroll, accrued expenses and other current liabilities.

We used $374.9 million to fund investing activities during the Successor Period. The Company paid $449.2 million to fund the Business Combination, $129.2 million to fund the acquisition of Capital and $2.3 million to fund other business combinations. Additionally, $35.7 million was used to purchase machinery, equipment and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $3.1 million.

Net cash used in financing activities was $361.6 million for the Successor Period. Financing activities during the Successor Period included cash inflows from $402.1 million in net borrowings from our new Term Loan Agreement, $23.3 million in net borrowings under the Company’s new ABL Credit Agreement, $174.3 million from the issuance of common shares, $1.4 million in proceeds from the exercise of stock options and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to fund business combinations and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $24.9 million for the payment of debt issuance costs (which are inclusive of any original issuance discounts) that were associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

Predecessor

Net cash provided by operating activities during the period from November 1, 2018 through December 5, 2018 was $7.9 million. The Company had a net loss of $22.6 million that included significant non-cash charges totaling $18.5 million as follows: (1) depreciation of $2.1 million, (2) prepayment penalty on early extinguishment of debt of $13.0 million, and (3) write off deferred debt issuance costs of $3.4 million. These amounts were partially offset by net cash outflows related to the following activity: (1) an increase of $0.3 million in inventory, (2) a $1.3 million increase in prepaid expenses and other current assets, (3) an increase of $4.4 million in our net deferred income taxes, (4) an increase of $17.3 million in accrued payroll, accrued expenses and other current liabilities, and (5) a $0.7 million decrease in accounts payable.

Net cash provided by operating activities for the fiscal year ended October 31, 2018 was $39.6 million. The Company had net income of $28.4 million that included significant non-cash charges totaling $27.3 million as follows: (1) depreciation of $17.7 million, (2) amortization of intangible assets of $7.9 million, and (3) amortization of deferred financing costs of $1.7 million. These amounts were partially offset by net cash outflows related to the following activity: (1) an increase of $7.5 million in trade receivables, (2) a $0.7 million increase in inventory, (3) a $1.4 million increase in prepaid expenses and other current assets, (4) an increase of $11.1 million in our net deferred income taxes, (6) an increase of $8.7 million in accrued payroll, accrued expenses and other current liabilities, (7) a decrease in income taxes payable of $0.4 million, and (8) a $1.8 million decrease in accounts payable.

We used $0.1 million to fund investing activities for the period from November 1, 2018 through December 5, 2018. We used $0.5 million to fund purchases of machinery, equipment and other vehicles to service our business. This was offset by $0.4 million in proceeds received from the sale of property, plant and equipment.

We used $49.5 million to fund investing activities for the fiscal year ended October 31, 2018. We used $31.7 million to fund purchases of machinery, equipment and other vehicles to service our business. We also used $21.0 million as part of the O'Brien acquisition completed in April of 2018.  These were offset by $3.2 million in proceeds received from the sale of property, plant and equipment.

We used $15.4 million to fund financing activities during the period from November 1, 2018 through December 5, 2018, all of which was from net payment activity under our revolving credit facility.

Net cash used in financing activities was $13.0 million for the fiscal year ended October 31, 2018. Financing activities for this period included a $15.6 million cash inflow from a bond offering to finance the O’Brien asset purchase. This was offset by net payments of $2.4 million on our revolving credit facility and $0.2 million in payments on our capital lease obligations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At October 31, 2019, we had $1.5 million of undrawn letters of credit outstanding.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from adjusted EBITDA for comparability across periods. Other adjustments include severance expenses, director fees, expenses related to being a newly publicly-traded company and other non-recurring costs.

			S/P Combined
	Successor	Predecessor	(non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018
Consolidated
Net income (loss)	$(9,912)	$(22,575)	$(32,487)	$28,382
Interest expense, net	34,880	1,644	36,524	21,425
Income tax expense (benefit)	(3,303)	(4,192)	(7,495)	(9,784)
Depreciation and amortization	52,652	2,713	55,365	25,623
EBITDA	74,317	(22,410)	51,907	65,646
Transaction expenses	1,521	14,167	15,688	7,590
Loss on debt extinguishment	-	16,395	16,395	-
Stock-based compensation	3,619	-	3,619	281
Other income, net	(47)	(6)	(53)	(55)
Other adjustments	6,496	1,442	7,938	5,688
Adjusted EBITDA	$85,906	$9,588	$95,494	$79,150

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018
U.S. Concrete Pumping
Net income (loss)	$(11,031)	$(25,252)	$(36,283)	$13,955
Interest expense, net	32,173	1,154	33,327	17,247
Income tax expense (benefit)	(6,658)	(2,102)	(8,760)	(11,473)
Depreciation and amortization	32,245	1,635	33,880	15,237
EBITDA	46,729	(24,565)	22,164	34,966
Transaction expenses	1,521	14,167	15,688	7,590
Loss on debt extinguishment	-	16,395	16,395	-
Stock-based compensation	3,619	-	3,619	281
Other income, net	(45)	(6)	(51)	(55)
Other adjustments	4,245	761	5,006	4,011
Adjusted EBITDA	$56,069	$6,752	$62,821	$46,793

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018
U.K. Operations
Net income (loss)	$1,123	$158	$1,281	$3,018
Interest expense, net	2,705	490	3,195	4,173
Income tax expense (benefit)	538	49	587	503
Depreciation and amortization	8,807	890	9,697	8,060
EBITDA	13,173	1,587	14,760	15,754
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	-	-	-
Other adjustments	861	73	934	998
Adjusted EBITDA	$14,034	$1,660	$15,694	$16,752

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018
U.S. Concrete Waste Management Services
Net income (loss)	$(1,520)	$2,009	$489	$9,634
Interest expense, net	2	-	2	1
Income tax expense (benefit)	2,485	(1,784)	701	846
Depreciation and amortization	10,871	163	11,034	2,078
EBITDA	11,838	388	12,226	12,559
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(2)	-	(2)	-
Other adjustments	1,342	611	1,953	679
Adjusted EBITDA	$13,178	$999	$14,177	$13,238

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019	Year Ended October 31, 2018
Corporate
Net income (loss)	$1,516	$510	$2,026	$1,775
Interest expense, net	-	-	-	4
Income tax expense (benefit)	332	(355)	(23)	340
Depreciation and amortization	729	25	754	248
EBITDA	2,577	180	2,757	2,367
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	-	-	-
Other adjustments	48	(3)	45	-
Adjusted EBITDA	$2,625	$177	$2,802	$2,367

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

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated and combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our business activities are in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Listed below are those estimates that we believe are critical and require the use of complex judgment in their application.

Goodwill and Intangible Assets

We assess potential impairment of our goodwill at least annually, generally as of August 31st. However, as a result of our stock price declining substantially during the fiscal 2019 third quarter, we concluded this qualified as a triggering event and thus performed a step one goodwill impairment analysis as of July 31, 2019. The results of our analysis indicated no impairment. The fair value of our U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services reporting units exceeded their July 31, 2019 carrying values by approximately 4%, 3% and 4%, respectively. The fact that the fair values of these reporting units were largely in-line with their carrying values was consistent with expectations given the short period of time that had passed since goodwill was initially recorded on the Company’s balance sheet, primarily resulting from the Business Combination in December 2018 and the Capital acquisition in May 2019.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding out future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenue, royalty rate, discount rate, tax amortization benefit and other market factors outside of our control.

Due to the interim quantitative test performed as of July 31, 2019, a quantitative test on our annual testing date of August 31, 2019 was not considered necessary. As there were no additional impairment indicators present as of year-end, the Company elected to perform a qualitative analysis for the three-month period ending October 31, 2019 instead and no triggering events were identified. For further information, refer to Note 8 to the Company’s audited financial statements included elsewhere in this Annual Report.

Income Taxes

We are subject to income taxes in the U.S., U.K. and other jurisdictions. Significant judgment is required in determining our provision for income tax, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Income taxes include federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-Based Compensation.

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that share-based compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value of each restricted stock award or stock option awards (with an exercise price of $0.01) that only contains a time-based vesting condition is equal to the market value of our common stock on the date of grant. A substantial portion of the Company's stock awards contain a market condition. For those awards, we estimate the fair value using a Monte Carlo simulation model whereby the fair value of the awards is fixed at grant date and amortized over the longer of the remaining performance or service period. The Monte Carlo Simulation valuation model incorporates the following assumptions: expected stock price volatility, the expected life of the awards, a risk-free interest rate and expected dividend yield. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of the Company’s common stock, the Company determined expected volatility based on a peer group of publicly traded companies.

The Company accounts for forfeitures as they occur.

Recently Issued Accounting Standards

For a detailed description of recently adopted and new accounting pronouncements refer to Note 2 to the Company’s audited financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2019 (Successor) and October 31, 2018 (Predecessor), the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the period from December 6, 2018 through October 31, 2019 (Successor), for the period from November 1, 2018 through December 5, 2018 (Predecessor) and for the year ended October 31, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 (Successor) and October 31, 2018 (Predecessor), and the results of its operations and its cash flows for the period from December 6, 2018 to October 31, 2019 (Successor), for the period from November 1, 2018 to December 5, 2018 (Predecessor) and for the year ended October 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Dallas, Texas

January 14, 2020

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	Successor	Predecessor
	October 31,	October 31,
(in thousands, except per share amounts)	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$7,473	$8,621
Trade receivables, net	45,957	40,118
Inventory	5,254	3,810
Income taxes receivable	697	-
Prepaid expenses and other current assets	3,378	3,947
Total current assets	62,759	56,496

Property, plant and equipment, net	307,415	201,915
Intangible assets, net	222,293	36,429
Goodwill	276,088	74,656
Other non-current assets	1,813	-
Deferred financing costs	997	648
Total assets	$871,365	$370,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$23,555	$62,987
Term loans, current portion	20,888	-
Current portion of capital lease obligations	91	85
Accounts payable	7,408	5,192
Accrued payroll and payroll expenses	9,177	6,705
Accrued expenses and other current liabilities	28,106	18,830
Income taxes payable	1,153	1,152
Deferred consideration	1,708	1,458
Total current liabilities	92,086	96,409

Long term debt, net of discount for deferred financing costs	360,938	173,470
Capital lease obligations, less current portion	477	568
Deferred income taxes	69,049	39,005
Total liabilities	522,550	309,452

Redeemable preferred stock, $0.001 par value, 2,342,264 shares issued and outstanding as of October 31, 2018 (liquidation preference of $11,239,060)	-	14,672
Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2019	25,000	-

Stockholders' equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 7,576,289 shares issued and outstanding as of October 31, 2018	-	8
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,253,220 shares issued and outstanding as of October 31, 2019	6	-
Additional paid-in capital	350,489	18,724
Accumulated other comprehensive income (loss)	(599)	584
(Accumulated deficit) retained earnings	(26,081)	26,704
Total stockholders' equity	323,815	46,020

Total liabilities and stockholders' equity	$871,365	$370,144

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Successor	Predecessor
(in thousands, except share and per share amounts)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018

Revenue	$258,565	$24,396	$243,223

Cost of operations	143,512	14,027	136,876
Gross profit	115,053	10,369	106,347

General and administrative expenses	91,914	4,936	58,789
Transaction costs	1,521	14,167	7,590
Income (loss) from operations	21,618	(8,734)	39,968

Other income (expense):
Interest expense, net	(34,880)	(1,644)	(21,425)
Loss on extinguishment of debt	-	(16,395)	-
Other income, net	47	6	55
Total other income (expense)	(34,833)	(18,033)	(21,370)

Income (loss) before income taxes	(13,215)	(26,767)	18,598

Income tax expense (benefit)	(3,303)	(4,192)	(9,784)

Net income (loss)	(9,912)	(22,575)	28,382

Less preferred shares dividends	(1,623)	(126)	(1,428)
Less undistributed earnings allocated to preferred shares	-	-	(6,365)

Income (loss) available to common shareholders	$(11,535)	$(22,701)	$20,589

Weighted average common shares outstanding
Basic	41,445,508	7,576,289	7,576,289
Diluted	41,445,508	7,576,289	8,325,890

Net income (loss) per common share
Basic	$(0.28)	$(3.00)	$2.72
Diluted	$(0.28)	$(3.00)	$2.47

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018

Net income (loss)	$(9,912)	$(22,575)	$28,382

Other comprehensive income:
Foreign currency translation adjustment	(599)	(674)	(1,797)

Total comprehensive income (loss)	$(10,511)	$(23,249)	$26,585

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Predecessor
(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2017	$8	$18,443	$2,381	$(1,678)	$19,154
Stock-based compensation	-	281	-	-	281
Net income	-	-	-	28,382	28,382
Foreign currency translation adjustment	-	-	(1,797)	-	(1,797)
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

	Successor
(in thousands)	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Class A	Class B	Capital	Income	Deficit)	Total
Balance at December 6, 2018	$0	$1	$12,433	$-	$(7,434)	$5,000
Redemption of Class A common stock	(0)	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net income (loss)	-	-	-	-	(9,912)	(9,912)
Foreign currency translation adjustment	-	-	-	(599)	-	(599)
Shares issued to acquire business	-	-	1,150	-	-	1,150
Stock-based compensation expense	-	-	3,619	-	-	3,619
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	(5,158)	-
Shares issued upon public offering of Class A common stock	2	-	77,385	-	-	77,387
Balance at October 31, 2019	$6	$-	$350,489	$(599)	$(26,081)	$323,815

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Net income (loss)	$(9,912)	$(22,575)	$28,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,279	2,060	17,719
Deferred income taxes	(2,446)	(4,355)	(11,106)
Amortization of deferred financing costs	3,664	152	1,690
Write off deferred debt issuance costs	-	3,390	-
Amortization of debt premium	-	(11)	(60)
Amortization of intangible assets	32,366	653	7,904
Stock-based compensation expense	3,619	27	281
Prepayment penalty on early extinguishment of debt	-	13,004	-
Gains, net of losses, on the sale of property, plant and equipment	(611)	(166)	(2,623)
Accretion of contingent consideration	207	-	527
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	(5,861)	485	(7,469)
Inventory	(466)	(294)	(707)
Prepaid expenses and other current assets	(1,001)	(1,283)	(1,408)
Income taxes payable, net	(1,428)	203	(381)
Accounts payable	(7,303)	(654)	(1,832)
Accrued payroll, accrued expenses and other current liabilities	(8,330)	17,280	8,702
Net cash provided by operating activities	22,777	7,916	39,619

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,736)	(503)	(31,738)
Proceeds from sale of property, plant and equipment	3,073	364	3,239
Cash withdrawn from Industrea Trust Account	238,474	-	-
Acquisition of net assets, net of cash acquired - CPH acquisition	(449,436)	-	-
Acquisition of net assets, net of cash acquired - Capital acquisition	(129,218)	-	-
Acquisition of net assets, net of cash acquired - Other business combinations	(2,257)	-	(21,000)
Net cash (used in) investing activities	(375,100)	(139)	(49,499)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor	Predecessor
	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Cash flows from financing activities:
Premium proceeds on long term debt	-	-	600
Proceeds on long term debt	417,000	-	15,000
Payments on long term debt	(14,906)	-	-
Proceeds on revolving loan	222,213	4,693	237,195
Payments on revolving loan	(198,863)	(20,056)	(239,588)
Payment of debt issuance costs	(24,929)	-	-
Redemption of common shares	(231,415)	-	-
Payments on capital lease obligations	(78)	(7)	(194)
Issuance of preferred shares	25,000	-	-
Payment of underwriting fees	(8,050)	-	-
Issuance of common shares - Dec 2018	96,900	-	-
Issuance of common shares - May 2019	77,387	-	-
Proceeds on exercise of rollover incentive options	1,370	-	-
Net cash provided by (used in) financing activities	361,629	(15,370)	13,013
Effect of foreign currency exchange rate on cash	(1,837)	(70)	(1,437)
Net increase (decrease) in cash	7,469	(7,663)	1,696
Cash:
Beginning of period	4	8,621	6,925
End of period	$7,473	$958	$8,621

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Supplemental cash flow information:
Cash paid for interest	$29,472	$201	$22,168
Cash paid for income taxes	$1,984	$-	$1,073

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$164,909	$-	$-
Equipment purchases included in accrued expenses and accounts payable	$16,417	$-	$355
Shares issued to acquire a business	$1,150	$-	$-
Holdbacks related to the acquisition of a business	$181	$-	$-

See accompanying notes to consolidated financial statements.

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company” or “Successor”) is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at October 31, 2019 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Trade receivables

Trade receivables are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Generally, the Company does not require collateral for their accounts receivable; however, the Company may file statutory liens or take other appropriate legal action when necessary on construction projects in which collection problems arise. A trade receivable is typically considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not charge interest on past-due trade receivables.

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.6 million and $0.7 million as of October 31, 2019, and 2018, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of October 31, 2019 and 2018.

Fair Value Measurements

The FASB’s standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities

Deferred financing costs

Deferred financing costs representing third-party, non-lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term-debt agreement, and the straight-line method for the revolving credit agreement.

Debt issuance costs, including any original issue discounts, related to term loans are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheet. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheet.

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

As a result of the stock price of the Company declining substantially during the fiscal 2019 third quarter, management concluded this qualified as a triggering event that required a step one goodwill impairment analysis. The test was performed as of July 31, 2019 and indicated no impairment.

Due to the interim quantitative test performed as of July 31, 2019, a quantitative test on our annual testing date of August 31, 2019 was not considered necessary. As there were no additional impairment indicators present as of year-end, the Company elected to perform a qualitative analysis for the three-month period ending October 31, 2019 instead and no triggering events were identified. For further information, refer to Note 8.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal. Property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Capital lease assets—buildings	40 years
Furniture and office equipment	2 to 7 years
Machinery and equipment	3 to 25 years
Transportation equipment	3 to 7 years

Capital lease assets are being amortized over the estimated useful life of the asset (see Note 13).

Intangible Assets

Intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination) less accumulated amortization (if finite-lived).

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2019.

Revenue recognition

The Company generates revenues primarily from concrete pumping services in both the U.S. and U.K. Additionally, revenues are generated from the Company’s waste management business which consists of service fees charged to customers for the delivery of our pans and containers and the disposal of the concrete waste material.

The Company recognizes revenue from these businesses when all of the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) the service has been performed or delivery has occurred, (c) the price is fixed or determinable, and (d) collectability is reasonably assured. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company imposes and collects sales taxes concurrent with our revenue-producing transactions with customers and remits those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of income on a net basis.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company expenses the grant date fair value of the award in the consolidated statements of income over the requisite service periods on a straight-line basis. The Company accounts for forfeitures as they occur in accordance with the adoption of ASU No. 2016-09, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting.

Earnings per share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has two classes of stock: (1) Common Stock and (2) Participating Preferred Stock (“Preferred Stock”).

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of Common Stock outstanding each period. Diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings (loss) per share calculation when their effect is antidilutive.

An anti-dilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.

Foreign currency translation

The functional currency of Camfaud is the Great British Pound (GBP). The assets and liabilities of the foreign subsidiaries are translated into U.S. Dollars using the year-end exchange rates, and the consolidated statements of income are translated at the average rate for the year. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

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

Business combinations

The Company applies the principles provided in ASC 805, Business Combinations, when a business is acquired. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any differences between the fair value of consideration transferred and the fair value of net assets acquired. Transaction costs for business combinations are expensed as incurred in accordance with ASC 805.

Concentrations

As of October 31, 2019, and October 31, 2018, there were two significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

Cash balances held at financial institutions may, at times, be in excess of federally insured limits. The Company places its temporary cash balances in high-credit quality financial institutions.

The Company’s customer base is dispersed across the U.S. and U.K. The Company performs ongoing evaluations of its customers’ financial condition and requires no collateral to support credit sales. During the Predecessor and Successor periods described above, no customer represented 10 percent or more of sales or trade receivables.

Note 3. New Accounting Pronouncements

We have opted to take advantage of the extended transition period available to emerging growth companies pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) for new accounting standards.

Newly adopted accounting pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance requires application using a retrospective transition method. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which is a comprehensive new revenue recognition model.

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for entities other than public business entities in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach for the fiscal year ending October 31, 2020. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

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

The new standard is effective for emerging growth companies for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company plans to adopt the new standard effective for the year ending October 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), This ASU, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the new standard effective for the year ending October 31, 2023. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

The following table represents the preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values with any measurement-period adjustments included:

Consideration paid:	$129,218

Net assets acquired:
Current assets	$748
Intangible assets	45,500
Property and equipment	56,467
Liabilities assumed	(63)
Total net assets acquired	102,652

Goodwill	$26,566

Identifiable intangible assets acquired consist of customer relationships of $40.0 million, which was originally valued at $39.5 million, and a trade name valued at $5.5 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 15 years. The trade name was valued using the relief-from-royalty method and the Company determined the trade name associated with Capital to be indefinite.

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

The following table represents the final allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values with any measurement-period adjustments included (see paragraph below for any measurement-period adjustments included):

Consideration paid:
Cash	$445,386
Fair value of rollover equity	164,908
Net working capital adjustment	4,050
Total consideration paid	$614,344

Net assets acquired:
Current assets	$49,112
Intangible assets	208,063
Property and equipment	219,467
Liabilities assumed	(110,245)
Total net assets acquired	366,397

Goodwill	$247,947

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

During the successor period from December 6, 2018 through October 31, 2019, the Company recorded an out of period adjustment related to the reduction of sales tax accrual of $3.4 million that resulted in changes to goodwill and liabilities assumed in the transaction. The impact of the adjustment was not considered material to the Company's previously issued financial statements.

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

In conjunction with the Business Combination, there were $15.6 million of transaction bonuses and, as a result of a change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statement of operations and comprehensive income (loss) periods.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the CPH and Capital business combinations discussed above as if they had occurred on November 1, 2017 and the O’Brien business combination discussed above as if it had occurred on November 1, 2016. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the CPH and Capital business combinations had been completed on November 1, 2017 or if the O’Brien business combination had been completed on November 1, 2016, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

(in thousands)	Year Ended October 31, 2019	Year Ended October 31, 2018
Revenue	$24,396	$243,223
Pro forma revenue adjustments by Business Combination
O'Brien	-	6,990
Capital	26,829	49,530
CPH	258,565	-
Total pro forma revenue	$309,790	$299,743

	Year Ended October 31, 2019	Year Ended October 31, 2018
Net (loss) income	$(22,575)	$28,382
Pro forma net income adjustments by Business Combination
O'Brien	-	(1,013)
Capital	2,868	4,480
CPH	(9,912)	-
Total pro forma net (loss) income	$(29,619)	$31,849

Capital's contribution to the Company's fiscal 2019 revenue was $25.2 million while O'Brien's contribution to the Company's fiscal 2019 and fiscal 2018 revenue was $15.0 million and $7.6 million, respectively.

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	Successor		Predecessor
	October 31,		October 31,
	2019		2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured notes	$-	$-	$167,553	$178,025
Seller notes	-	-	8,292	8,292
Term loans	402,094	394,052	-	-
Capital lease obligations	568	568	653	653

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3-year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The 3-year earnout period concluded October 31, 2019 and was paid during the fiscal 2020 first quarter. As such, the liability as of October 31, 2019 was no longer a Level 3 measurement.

The table below represents a reconciliation of the change in the fair value measurement of the contingent earn-out liability at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Beginning balance	$1,475	$1,458	$969
Change in fair value of contingent earnout liability included in operating expenses	207	-	527
Change in fair value due to foreign currency	26	17	(38)
Ending balance	$1,708	$1,475	$1,458

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Prepaid insurance	$1,416	$348
Prepaid licenses and deposits	528	236
Prepaid rent	485	326
Prepaid sponsor fees	-	667
Other prepaids	949	2,370
Total prepaid expenses and other current assets	$3,378	$3,947

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor are comprised of the following:

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Land, building and improvements	$26,085	$22,244
Capital leases—land and buildings	828	909
Machinery and equipment	295,741	237,094
Transportation equipment	2,223	3,297
Furniture and office equipment	1,209	1,486
	326,086	265,030
Less accumulated depreciation	(18,671)	(63,115)
Property, plant and equipment, net	$307,415	$201,915

Depreciation expense for the Successor period from December 6, 2018 to October 31, 2019 was $20.3 million. Depreciation expense for the Predecessor period from November 1, 2018 to December 5, 2018 and for the twelve-month period ended October 31, 2018 was $2.1 million and $17.7 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses. In conjunction with the Business Combination, the basis of all property, plant and equipment was recognized at fair value in purchase accounting and as such, there is a significant decline in the accumulated depreciation balances as of October 31, 2019 when compared to October 31, 2018.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations). The following table summarizes the composition of intangible assets at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor				Predecessor
	October 31,				October 31,
	2019				2018
	Gross		Foreign Currency	Net	Gross		Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Value	Amortization	Adjustment	Amount	Value	Amortization	Amount
Customer relationship	$193,594	$(31,861)	$(62)	$161,671	$47,641	$(23,093)	$24,548
Trade name	5,434	(483)	(7)	4,944	15,412	(3,540)	11,872
Trade name (indefinite life)	55,500	-	-	55,500	-	-	-
Noncompete agreements	200	(22)	-	178	495	(486)	9
Total intangibles	$254,728	$(32,366)	$(69)	$222,293	$63,548	$(27,119)	$36,429

Amortization expense for the Successor period from December 6, 2018 to October 31, 2019 was $32.4 million. Amortization expense for the Predecessor period from November 1, 2018 to December 5, 2018 and for the twelve-month period ended October 31, 2018 was $0.7 million and $7.9 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020	$33,384
2021	26,845
2022	21,600
2023	17,169
2024	13,788
Thereafter	54,007
Total	$166,793

The changes in the carrying value of goodwill by reportable segment for the quarter ended October 31, 2019 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Concrete Pumping	Eco-Pan	Corporate	Total
Balance at October 31, 2017 (Predecessor)	$47,487	$19,108	$6,914	$-	$73,509
Acquired goodwill	1,887	-	-	-	1,887
Foreign currency translation	-	(740)	-	-	(740)
Balance at October 31, 2018 (Predecessor)	$49,374	$18,368	$6,914	$-	$74,656
Foreign currency translation	-	(12)	-	-	(12)
Balance at December 5, 2018 (Predecessor)	$49,374	$18,356	$6,914	$-	$74,644

Balance at December 6, 2018 (Successor)	$-	$-	$-	$-	$-
Acquired goodwill	185,782	40,554	49,133	-	275,469
Foreign currency translation	-	619	-	-	619
Balance at October 31, 2019 (Successor)	$185,782	$41,173	$49,133	$-	$276,088

As discussed in Note 4 – Business Combinations, the Company recorded an out of period adjustment related to the reduction of sales tax accrual of $3.4 million that resulted in changes to goodwill and liabilities assumed in the transaction. The impact of the adjustment was not considered material to the Company's previously issued financial statements.

The Company assesses potential impairment of our goodwill at least annually, generally as of August 31st. However, as a result of our stock price declining substantially during the fiscal 2019 third quarter, the Company concluded this qualified as a triggering event and thus performed a step one goodwill impairment analysis as of July 31, 2019. The results of this test indicated no impairment. The fair value of our U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services reporting units exceeded their July 31, 2019 carrying values by approximately 4%, 3% and 4%, respectively. Given the short period of time that has passed since goodwill was recorded on the Company’s balance sheet, primarily resulting from the Business Combination and Capital acquisition, the fair values of these reporting units are largely in-line with their carrying values.

Due to the quantitative test performed as of July 31, 2019, a quantitative test on our annual testing date of August 31, 2019 was not considered necessary. Instead, the Company performed a qualitative analysis as of October 31, 2019 and concluded no impairment indicators were present.

Note 9. Long-Term Debt and Revolving Lines of Credit

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
●

The Term Loan Agreement is secured by (i) a first priority perfected lien in substantially all of the assets of the Company and certain of its subsidiaries that are loan parties thereunder to the extent not constituting ABL Credit Agreement priority collateral and (ii) a second priority perfected lien on substantially all ABL Credit Agreement priority collateral, in each case subject to customary exceptions and limitations;

●	The Term Loan Agreement includes certain non-financial covenants.

The outstanding balance under the Term Loan Agreement as of October 31, 2019 was $402.1 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020	$20,888
2021	20,888
2022	20,888
2023	20,888
2024	20,888
Thereafter	297,654
Total	$402,094

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
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
●

Borrowings in U.S. Dollars and GBP under the ABL Credit Agreement bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABLE Credit Agreement is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

●

U.S. ABL Credit Agreement obligations are secured by (i) a perfected first priority security interest in substantially all personal property of the Company and certain of its subsidiaries that are loan parties thereunder consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “U.S. ABL Priority Collateral”) and (ii) a perfected second priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations;

●

U.K. ABL Credit Agreement obligations are secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K. subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and

●

The ABL Credit Agreement also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Credit Agreement as of October 31, 2019 was $23.6 million and as of that date, the Company was in compliance with all debt covenants.

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

In connection with the Business Combination, the Company repaid its existing credit facilities and the Seller Notes in full and replaced them with the Term Loan Agreement and the ABL Credit Agreement. The Company also incurred an aggregate of $16.4 million of costs related to the extinguishment of its existing debts, including the write-off of unamortized borrowing costs and an early extinguishment fee paid to its lenders. The amount has been reflected as debt extinguishment costs in the Predecessor’s consolidated statement of income for the period ended December 5, 2018.

The table below is a summary of the composition of the Company’s long-term debt balances at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor. Note that the term loan is combined for short term and long term balances.

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Short term portion of term loan	$20,888	$-
Long term portion of term loan	381,206	-
Senior secured notes	-	167,553
Seller notes	-	8,292
	402,094	175,845
Plus unamortized premium on debt	-	540
Less unamortized deferred financing costs	(20,268)	(2,915)
Total debt	$381,826	$173,470

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Accrued vacation	$4,638	$3,482
Accrued bonus	3,177	1,766
Other accrued	1,362	1,457
Total accrued payroll and payroll expenses	$9,177	$6,705

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at October 31, 2019 for the Successor and at October 31, 2018 for the Predecessor:

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Accrued insurance	$6,105	$4,743
Accrued interest	3,049	3,092
Accrued equipment purchases	15,343	-
Accrued sales and use tax	311	4,145
Accrued property taxes	915	865
Accrued professional fees	1,729	3,579
Other	654	2,406
Total accrued expenses and other liabilities	$28,106	$18,830

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

The sources of income before income taxes for the Successor period from December 6, 2018 through October 31, 2019, the predecessor period from November 1, 2018 through December 5, 2018, and for the fiscal year ended October 31, 2018 are as follows:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
United States	$(14,875)	$(26,975)	$15,077
Foreign	1,660	207	3,521
Total	$(13,215)	$(26,768)	$18,598

The components of the provision for income taxes for the Successor period from December 6, 2018 through October 31, 2019, the predecessor period from November 1, 2018 through December 5, 2018, and for the fiscal year ended October 31, 2018 are as follows:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Current tax provision:
Federal	$-	$-	$(366)
Foreign	1,108	134	1,232
State and local	409	31	456
Total current tax provision	1,517	165	1,322

Deferred tax provision (benefit):
Federal	(3,317)	(3,474)	(10,649)
Foreign	(571)	(86)	(730)
State and local	(932)	(797)	273
Total deferred tax (benefit) provision	(4,820)	(4,357)	(11,106)

Net provision (benefit) for income taxes	$(3,303)	$(4,192)	$(9,784)

For the Successor period from December 6, 2018 through October 31, 2019, the predecessor period from November 1, 2018 through December 5, 2018, and for the fiscal year ended October 31, 2018 the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Income tax provision per federal statutory rate of 21%, 21% and 23%	$(2,777)	$(5,622)	$4,310
State income taxes, net of federal deduction	(468)	(635)	560
Foreign rate differential	(48)	(6)	(179)
Meals and entertainment	187	24	220
Transaction costs	18	1,414	44
Change in deferred tax rate	(95)	30	-
Stock-based compensation	-	6	65
Contingent consideration fair value adjustment	-	-	122
Equity contribution	127	-	-
Nontaxable interest income net of foreign income inclusions	(257)	(62)	40
Deferred tax on undistributed foreign earnings	236	68	(142)
Impact of tax reform	-	-	(14,645)
Deferred finance costs	-	586	-
Fuel tax credit	103	-	-
Return to prior year provision	(323)	-	(173)
Other	(6)	5	(6)
Income tax provision	$(3,303)	$(4,192)	$(9,784)

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for the Successor at October 31, 2019 and the Predecessor at October 31, 2018, are summarized as follows:

	Successor	Predecessor
(in thousands)	Year Ended October 31, 2019	Year Ended October 31, 2018
Deferred tax assets:
Accrued insurance reserve	$1,334	$942
Accrued sales and use tax	77	962
Accrued payroll	353	368
Foreign tax credit carryforward	80	80
Interest expense carryforward	9,181	-
Stock-based compensation	893	-
Prepaid expenses	4	-
Other	435	1,931
Net operating loss carryforward	17,385	255
Total deferred tax assets	$29,742	$4,538
Valuation allowance	(63)	(63)
Net deferred tax assets	29,679	4,475

Deferred tax liabilities:
Intangible assets	(36,593)	(6,219)
Property and equipment	(61,608)	(36,394)
Prepaid expenses	-	(120)
Unremitted foreign earnings	(527)	(747)
Total net deferred tax liabilities	(98,728)	(43,480)

Net deferred tax liabilities	$(69,049)	$(39,005)

The Company has federal net operating loss carry forwards of $72.5 million, $29.2 million, and $8.1 million as of October 31, 2019, December 5, 2018, and October 31, 2018, respectively, that begin to expire in 2037. The Company has state net operating loss carry forwards of approximately $86.9 million, $29.5 million, and $5.3 million as of October 31, 2019, December 5, 2018, and October 31, 2018, respectively, that begin to expire in 2022.

The Company has foreign tax credit carryforwards of approximately $0.1 million as of October 31, 2019, December 5, 2018, and October 31, 2018, respectively, that begin to expire in 2026.

The Company has provided U.S. deferred taxes on cumulative earnings of all of its non-U.S. subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. The Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance provided. The valuation allowance provided by the Company relates to foreign tax credit carry forwards.

As a result of the 2017 Tax Act, the Company recorded a tax benefit of $15.1 million for the period ended October 31, 2018 related to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent. The Company also recorded a tax expense of $0.5 million for the period ended October 31, 2018 related to the deemed repatriation of earnings from its foreign subsidiaries, also known as the “Transition Tax”. The net of these two adjustments related to the 2017 Tax Act reflect the total impact of tax reform for the period ended October 31, 2018.

The Tax Act limits, for certain entities, the deduction for net interest expense to the sum of business interest income plus 30% of adjusted taxable income. Adjusted taxable income is defined in the Tax Act Reform Legislation similar to earnings before interest, taxes, depreciation and amortization for taxable years beginning after December 31, 2017 and before January 1, 2022, and is defined similar to earnings before interest and taxes for taxable years beginning after December 31, 2021. The Company has non-deductible interest for tax purposes of $23.2 million and $15.8 million for the year ended October 31, 2019 and the period ended December 5, 2018, respectively.  The disallowed interest expense can be carried forward indefinitely, but will continue to be subject to limitation.

The following table summarizes the changes in the Company's unrecognized tax benefits during the Successor period from December 6, 2018 through October 31, 2019, the Predecessor period from November 1, 2018 through December 5, 2018, and the fiscal year ended October 31, 2018. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Balance, beginning of year	$-	$-	$-
Increase in current year position	1,726	-	-
Increase in prior year position	-	-	-
Decrease in prior year position	-	-	-
Lapse in statute of limitations	-	-	-
Balance, end of year	$1,726	$-	$-

For the Successor period from December 6, 2018 through October 31, 2019, the Predecessor period from November 1, 2018 through December 5, 2018, and the fiscal year ended October 31, 2018 the Company has recognized no interest or penalties.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment and vehicles under non-cancelable operating leases with various expiration dates through April 2029. Monthly lease payments range from $100 to $19,004. Total rental expense for Successor period from December 6, 2018 through October 31, 2019, the Predecessor period from November 1, 2018 through December 5, 2018, the fiscal year ended October 31, 2018, was $4.4 million, $0.7 million, $4.8 million, respectively, which also includes the Company’s month-to-month leases.

The following is a summary of future minimum lease payments for the years ended October 31:

(in thousands)	Future Payments
2020	$2,997
2021	2,262
2022	1,928
2023	1,268
2024	727
Thereafter	1,165
Total	$10,347

Capital Leases

The Company has a limited number of capital leases related to land and buildings. The capital lease obligation recorded as of October 31, 2019 was $0.6 million while the net book value of the leased assets as of October 31, 2018 was $0.8 million.

The following is a summary of future minimum lease payments together with the present value of those payments for the years ended October 31:

(in thousands)	Future Payments
2020	$105
2021	113
2022	115
2023	118
2024	120
Thereafter	60
Total minimum lease payments	631
Less the amount representing interest	(63)
Present value of minimum lease payments	$568

Insurance

As of October 31, 2019, and October 31, 2018, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles (per occurrence):

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NBIS driver training)	$125,000
Automobile	$100,000
Workers' compensation	$250,000

The Successor and Predecessor had accrued $5.0 million and $3.2 million, as of October 31, 2019 and October 31, 2018, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of October 31, 2019, and October 31, 2018, the Company had accrued $1.1 million and $1.0 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.3 million and $0.3 million, as of October 31, 2019 and October 31, 2018, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheet.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of October 31, 2019, total outstanding letters of credit totaled $1.5 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

In conjunction with the Business Combination, all common and preferred shares that were in existence for the Predecessor were settled and no longer outstanding subsequent to December 5, 2018. On December 6, 2018, in connection with the closing of the Business Combination, we redeemed a total of 22,337,322 shares of our Class A common stock pursuant to the terms of our certificate of incorporation, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $231.4 million.

Successor

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following the Business Combination, there were:

●	28,847,707 shares of common stock issued and outstanding;
●	34,100,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share; and
●	2,450,980 shares of zero-dividend convertible perpetual preferred stock (“Series A Preferred Stock”) outstanding, as further discussed below

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of October 31, 2019, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of October 31, 2019, 13,017,777 public warrants and no private warrants were outstanding.

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

Preferred stock holders are entitled to participating dividends, distributions declared or paid, or set aside for payment on the common stock whether payments consist of cash, securities, property, or other assets. To the extent that dividend or distributions are made in the form of securities, preferred stock holders are only entitled to receive the same class securities provided to the common stock holders.

Upon liquidation, dissolution or winding up of the Company, before any distributions are made to holders of common stock, holders of preferred stock are entitled to receive an amount equal to the Liquidation Preference plus all accrued but unpaid dividends.

The holders of preferred stock are entitled to vote together with the holders of common stock as a single class on all matters submitted to a vote of the holders of common stock. Each share of preferred stock is entitled to one vote.

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

During 2019, pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards vest pursuant to one of the following four conditions:

(1)	Time-based only – Awards vest in equal installments over a five-year period.
(2)

$13 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $13.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(3)

$16 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $16.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(4)

$19 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $19.00 for 30 consecutive days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. Stock-based compensation expense for Successor period from December 6, 2018 to October 31, 2019 was $3.6 million.

Location	Type of Award	Shares Awarded	Fair Value of Awards Per Share	Total Fair Value of Awards	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	1,156,630	$6.67	$7,714,722	12/6/2023
U.S.	$13 Market/Time- Based	1,543,044	$4.47	$6,904,032	5/4/2024
U.S.	$16 Market/Time- Based	1,543,044	$3.85	$5,940,038	8/27/2024
U.S.	$19 Market/Time- Based	1,543,091	$3.34	$5,149,194	11/19/2024
U.S.	Time Based Only	25,000	$4.05	$101,250	12/6/2023
U.S.	$13 Market/Time- Based	25,000	$2.72	$67,919	5/4/2024
U.S.	$16 Market/Time- Based	25,000	$2.34	$58,436	8/27/2024
U.S.	$19 Market/Time- Based	25,000	$2.03	$50,654	11/19/2024
U.K.	Time Based Only	164,744	$6.67	$1,098,842	12/6/2023
U.K.	$13 Market/Time- Based	238,808	$4.46	$1,066,272	5/4/2024
U.K.	$16 Market/Time- Based	238,808	$3.84	$917,096	8/27/2024
U.K.	$19 Market/Time- Based	238,833	$3.33	$794,772	11/19/2024
Total		6,767,002		$29,863,227

Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value.

Stock Options

The following tables summarize stock option activity for the Successor period from December 6, 2018 to October 31, 2019:

	Options	Weighted average exercise price
Outstanding stock options, December 6, 2018	2,783,479	$1.48
Granted	881,193	$0.01
Forfeited	(22,250)	$0.01
Exercised	(1,573,024)	$0.87
Expired	-	$-
Outstanding stock options, October 31, 2019	2,069,398	$1.33

The total intrinsic value of stock options exercised for the Successor period from December 6, 2018 through October 31, 2019 was $9.1 million.

The following table summarizes information about stock options outstanding at October 31, 2019:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	858,943	$0.01	9.4	$2,946	-	$-	n/a	$-
$0.87	886,382	$0.87	5.3	2,278	886,382	$0.87	5.3	2,278
$6.09	324,073	$6.09	6.4	-	324,073	$6.09	6.4	-
Total	2,069,398	$1.33	7.2	$5,224	1,210,455	$2.27	5.6	$2,278

As of October 31, 2019, there was $3.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.

The Company did not recognize any tax benefit for the Successor period from December 6, 2018 through October 31, 2019.

Restricted Stock Awards

The following table is a summary of Restricted Stock Awards activity for year ended October 31, 2019:

	Units	Weighted average grant-date fair value
Unvested as of December 6, 2018	-	$-
Granted	5,885,809	$4.42
Vested	-	$-
Forfeited	(130,350)	$4.58
Unvested as of October 31, 2019	5,755,459	$4.44

As of October 31, 2019, there was $22.8 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future.

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, the acceleration clause within the original award agreements was triggered and all unvested awards immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Note 4 - Business Combinations). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 and the fiscal year ended October 31, 2018 totaled $0.1 million and $0.3 million, respectively, and has been included in general and administrative expenses on the accompanying consolidated statement of income.

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

Successor

At October 31, 2019 (Successor), the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock, (2) 6.6 million outstanding unvested stock awards, (3) 1.2 million outstanding vested stock options, (4) 0.9 million outstanding unvested stock options and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For the Successor period presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the period from December 6, 2018 through October 31, 2019 (Successor):

Successor
(in thousands, except share and per share amounts)	December 6, 2018 through October 31, 2019
Net loss attributable to Concrete Pumping Holdings, Inc.	$(9,912)
Less: Undistributed earnings allocated to participating securities	-
Less: Preferred stock - cumulative dividends	(1,623)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$(11,535)
Add back: Undistributed earnings allocated to participating securities	-
Less: Undistributed earnings reallocated to participating securities	-
Add back: Preferred stock - cumulative dividends	-
Numerator for diluted earnings per share	$(11,535)

Weighted average shares (denominator):
Weighted average shares - basic	41,445,508
Weighted average shares - diluted	41,445,508

Basic loss per share	$(0.28)
Diluted loss per share	$(0.28)

Predecessor

Under the terms and conditions of the Company’s Participating Preferred Stock Agreement, the holders of the preferred stock had the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock on a one-for-one per-share basis. Under the two-class method, undistributed earnings were calculated by the earnings for the period less the cumulative preferred stock dividends earned for the period. The undistributed earnings were then allocated on a pro-rata basis to the common and preferred stockholders on a one-for-one per-share basis. The weighted-average number of common and preferred shares outstanding during the period was then used to calculate basic EPS for each class of shares. As a result, the undistributed earnings available to common shareholders was calculated by earnings (loss) for the period less the cumulative preferred stock dividends earned for the period less undistributed earnings allocated to the holders of the preferred stock.

In periods in which the Company had a net loss or undistributed net loss, basic loss per share was calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method was not used, because the holders of the preferred stock did not participate in losses.

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018 and the fiscal year ended October 31, 2018:

	Predecessor
(in thousands)	November 1, 2018 through December 5, 2018	Year ended October 31, 2018
Net loss (numerator):
Net (loss) income attributable to Concrete Pumping Holdings, Inc.	$(22,575)	$28,382
Less: Preferred stock - cumulative dividends	(126)	(1,428)
Less: Undistributed earnings allocated to preferred shares	-	(6,365)
Net (loss) income available to common shareholders	$(22,701)	$20,589

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289	7,576,289
Dilutive effect of stock options	-	749,601
Weighted average shares - diluted	$7,576,289	$8,325,890

Antidilutive stock options	932,746	-

Basic income (loss) per share	$(3.00)	$2.72
Diluted income (loss) per share	$(3.00)	$2.47

Note 17. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the Successor period from December 6, 2018 through October 31, 2019 were $0.8 million. For the Predecessor period from November 1, 2018 through December 5, 2018 and the fiscal year ended October 31, 2018, retirement plan contributions were $0.1 million and $0.6 million, respectively.

Camfaud operates a Small Self-Administered Scheme (SSAS), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.2 million for the Successor period from December 6, 2018 through October 31, 2019. For the Predecessor period from November 1, 2018 through December 5, 2018 and the fiscal year ended October 31, 2018 contributions amounted to $0.1 million and $0.2 million, respectively.

Multiemployer plans

Our U.S. Concrete Pumping segment contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements (CBAs) that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (a) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) If we choose to stop participating in some of its multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We have no intention of stopping our participation in any multiemployer plan.

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2019 and 2018:

	Successor and Predecessor	Predecessor
(in thousands)	Year Ended October 31, 2019	Year Ended October 31, 2018
California	$581	$492
Oregon	288	233
Washington	242	217
Total contributions	$1,111	$942

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plans for Oregon and Washington was Green (greater than 80 percent funded) and for California it was Yellow (less than 80 percent funded but greater than 65 percent funded). The funding status for the Oregon and Washington multiemployer defined benefit pension plans is at January 1, 2019 and for the California multiemployer defined benefit pension plan is at July 1, 2019.

Government regulations impose certain requirements relative to multiemployer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. We have not received information from the plans’ administrators to determine its share of unfunded vested benefits. We do not anticipate withdrawal from the plans, nor are we aware of any expected plan terminations.

If the construction industry exception applies, then it would delay the imposition of a withdrawal liability. The “construction industry” exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a “construction industry” multiemployer plan unless and until that employer resumes covered operations in the relevant geographic region without a corresponding resumption of contributions to the multiemployer plan. The Company has no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which the Company currently contributes; however, it has been assessed a withdrawal liability in the past.

Note 18. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
●

U.K. Operations – Consists of concrete pumping services and leasing of concrete pumping equipment to customers in the U.K. Business in this segment is primarily performed under the Camfaud Concrete Pumps and Premier Concrete Pumping tradenames. In addition to concrete pumping, we recently started operations of Waste Management Services in the U.K. At this time, the results of this business are included in this segment. This represents the Company’s foreign operations.

●

U.S. Concrete Waste Management Services – Consists of pans and containers rented to customers in the U.S. and the disposal of the concrete waste material services sold to customers in the U.S. Business in this segment is performed under the Eco-Pan tradename.

Any differences between segment reporting and consolidated results are reflected in Corporate and/or Intersegment below.

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

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Revenue
U.S. Concrete Pumping	$187,031	$16,659	$164,306
U.K. Operations	44,021	5,143	50,448
U.S. Concrete Waste Management Services	27,779	2,628	28,469
Corporate	2,258	242	-
Intersegment	(2,524)	(276)	-
	$258,565	$24,396	$243,223

(Loss) income before income taxes
U.S. Concrete Pumping	$(17,689)	$(27,354)	$2,482
U.K. Operations	1,661	207	3,521
U.S. Concrete Waste Management Services	965	225	10,480
Corporate	1,848	155	2,114
	$(13,215)	$(26,767)	$18,597

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
EBITDA
U.S. Concrete Pumping	$46,729	$(24,565)	$34,966
U.K. Operations	13,173	1,587	15,754
U.S. Concrete Waste Management Services	11,838	388	12,559
Corporate	2,577	180	2,366
	$74,317	$(22,410)	$65,645

Consolidated EBITDA reconciliation
Net income (loss)	$(9,912)	$(22,575)	$28,381
Interest expense, net	34,880	1,644	21,425
Income tax expense (benefit)	(3,303)	(4,192)	(9,784)
Depreciation and amortization	52,652	2,713	25,623
EBITDA	$74,317	$(22,410)	$65,645

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Depreciation and amortization
U.S. Concrete Pumping	$32,245	$1,635	$15,237
U.K. Operations	8,807	890	8,060
U.S. Concrete Waste Management Services	10,871	163	2,078
Corporate	729	25	248
	$52,652	$2,713	$25,623

Interest expense, net
U.S. Concrete Pumping	$(32,173)	$(1,154)	$(17,247)
U.K. Operations	(2,705)	(490)	(4,173)
U.S. Concrete Waste Management Services	(2)	-	(1)
Corporate	-	-	(4)
	$(34,880)	$(1,644)	$(21,425)

Transaction costs including transaction-related debt extinguishment
U.S. Concrete Pumping	$1,521	$-	$7,590
Corporate	-	30,562	-
	$1,521	$30,562	$7,590

For the Successor period from December 6, 2018 through October 31, 2019, capital expenditures for the U.S. Concrete Pumping, U.K. Operations and U.S Concrete Waste Management Services segments were $22.4 million, $4.8 million and $5.6 million, respectively.

For the fiscal year ended October 31, 2018, capital expenditures for the U.S. Concrete Pumping, U.K. Operations and U.S Concrete Waste Management Services segments were $22.7 million, $2.3 million and $3.5 million, respectively.

Total assets by segment for the periods presented are as follows:

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Total Assets
U.S. Concrete Pumping	$637,384	$277,936
U.K. Operations	138,435	39,167
U.S. Concrete Waste Management Services	137,646	32,782
Corporate	24,223	20,259
Intersegment	(66,323)	-
	$871,365	$370,144

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of October 31, 2019 and October 31, 2018 are as follows:

	Successor	Predecessor
(in thousands)	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2018
Revenues
U.S.	$214,544	$19,253	$192,775
U.K.	44,021	5,143	50,448
	$258,565	$24,396	$243,223

	Successor	Predecessor
	October 31,	October 31,
(in thousands)	2019	2018
Long Lived Assets
U.S.	$263,363	$167,369
U.K.	44,052	34,546
	$307,415	$201,915

Note 19. Related-Party Transactions

Successor

As discussed in Note 14, in connection with the Company's public offering of 18,098,166 shares of its common stock, certain of the Company’s directors, officers and significant stockholders, and certain other related investors purchased an aggregate of 3,980,166 shares from the underwriters at the public offering price of $4.50, representing approximately 25% of the total shares issued (without giving effect to the underwriters’ option to purchase additional shares).

Predecessor

The Predecessor had a Management Services Agreement, as amended from time to time, with PGP Advisors, LLC (PGP), the Predecessor’s largest shareholder, to provide advisory, consulting and other professional services. Under terms of the agreement, before it was terminated as a result of the Business Combination, the annual fee for these services was $4.0 million from September of 2017 through August of 2019, and $2.0 million annually thereafter. For the period from November 1, 2018 through December 5, 2018 and for the fiscal year ended October 31, 2018, the Predecessor incurred $0.0 and $4.3 million, respectively, related to this agreement and other agreed upon expenses. These expenses were included in general and administrative expenses on the accompanying consolidated statement of income. In conjunction with the Business Combination, this agreement was terminated.

In connection with the acquisitions of O’Brien and Camfaud, the Predecessor paid $0.5 million in transaction costs to PGP that is included in transaction costs on the consolidated statements of income for the fiscal year ended October 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2019, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our assessment of internal control over financial reporting did not include the internal control over financial reporting of Capital, which we acquired in May 2019. The operating results of Capital since the acquisition date are included in the Company’s consolidated financial statements as of and for the period from December 6, 2018 through October 31, 2019 (the “Successor Period”) and constituted approximately 15% of total assets as of October 31, 2019, and approximately 10% of revenues for the Successor Period.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that all previously reported material weaknesses have been remediated and the Company’s internal control over financial reporting was effective as of October 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor’s report on internal control over financial reporting for as long as we qualify as an emerging growth company.

Remediation of Prior Material Weakness

As of October 31, 2019, management concluded that the previously disclosed material weaknesses in our internal controls over financial reporting related to our accounting and financial reporting control environment, our accounting department’s infrastructure, limitations of our financial close processes and supporting systems, and insufficient restrictions on admin access for information technology in the U.K., were fully remediated based on the following actions taken during the year:

●	New members were added to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls
●	Changes were made to limit the accessibility of our accounting systems;
●	New controls were created and implemented throughout the various business processes that are present within the Company; and
●	Procedures and controls were implemented in our financial statement close process

These actions resulted in an improved internal control environment which enhanced review procedures and improved documentation standards which were in place for a period of time in 2019 that was sufficiently long for our management to conclude, through testing that the controls were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than changes described under Remediation of Prior Material Weaknesses above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2019.

We will provide to any shareholders or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, Compensation Committee, Legal Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at www. https://ir.concretepumpingholdings.com. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements and Schedules

The audited consolidated financial statements of Concrete Pumping Holdings, Inc. and its subsidiaries, as required to be filed, are included under Item 8 of this Annual Report. Other schedules have been omitted as they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

(2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 7, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc. and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Industrea Acquisition Corp. on September 7, 2018).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 30, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc., and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of November 16, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp., Concrete Pumping Intermediate Acquisition Corp., Concrete Pumping Merger Sub Inc., Industrea Acquisition Merger Sub Inc., Concrete Pumping Holdings, Inc., and PGP Investors, LLC, as the Holder Representative (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

2.4

Interest Purchase Agreement, dated as of March 18, 2019, by and between the Company, Brundage-Bone Concrete Pumping, Inc., CPH Acquisition, LLC, ASC Equipment, LP, Capital Pumping, LP, MC Services, LLC, Capital Rentals, LLC, Central Texas Concrete Services, LLC, A. Keith Crawford and Melinda Crawford (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on March 18, 2019).

2.5

First Amendment to Interest Purchase Agreement, dated as of May 14, 2019, by and between Concrete Pumping Holdings, Inc., Brundage-Bone Concrete Pumping, Inc., CPH Acquisition, LLC, ASC Equipment, LP, Capital Pumping, LP, MC Services, LLC, Capital Rentals, LLC, Central Texas Concrete Services, LLC, A. Keith Crawford and Melinda Crawford (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on May 15, 2019).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
3.3	Certificate of Designations (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.3

Warrant Agreement, dated July 26, 2017, between Industrea Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Industrea Acquisition Corp. on August 1, 2017).

4.4

Assignment and Assumption Agreement, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Industrea Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

4.5	Description of Capital Stock.
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

10.7

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

10.8

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

10.9

Amended and Restated Amendment No. 1 to Term Loan, dated as of May 10, 2019, by and between Concrete Pumping Holdings, Inc., Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings Inc., Credit Suisse AG, Cayman Islands Branch, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on May 15, 2019).

10.10

Credit Agreement, dated as of December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.), Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the lenders party thereto, Wells Fargo Capital Finance (U.K.) Limited, as U.K. security agent, Concrete Pumping Intermediate Acquisition Corp., Brundage-Bone Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Merger Sub, Inc.), Brundage-Bone Concrete Pumping, Inc. and Eco-Pan, Inc., as U.S. Borrowers, and Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, as the U.K. borrowers (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.11

U.S. Guaranty and Security Agreement, dated as of December 6, 2018, by each to the U.S. ABL Borrowers and U.S. ABL Guarantors in favor of Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.12

Guarantee and Debenture, dated as of December 6, 2018, by each to the U.K. ABL Borrowers and U.K. ABL Guarantors in favor of Wells Fargo Capital Finance (U.K.) Limited, as U.K. security agent (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.13

Pledge and Security Agreement, dated as of December 6, 2018, by Concrete Merger Sub Inc., as term loan borrower, and the guarantors in respect to the obligations under Term Loan Agreement, dated as of December 6, 2018, party thereto in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.14

Guaranty Agreement, dated as of December 6, 2018, by the guarantors in respect to the obligations under Term Loan Agreement, dated as of December 6, 2018, party thereto in favor of Credit Suisse AG, Cayman Islands Branch as administrative agent (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.15

Stockholders Agreement, dated December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Investors party thereto (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.16

First Amendment to Stockholders Agreement, dated April 1, 2019, among Concrete Pumping Holdings, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-230673) filed by Concrete Pumping Holdings, Inc. on April 1, 2019).

10.17

Letter Agreement, dated as of December 6, 2018, by and between Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and Nuveen Alternative Advisors, LLC, on behalf of one or more funds and accounts (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.19*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.20*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Bruce Young, dated July 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).

10.21*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Iain Humphries, dated August 4, 2017 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc on October 22, 2018).

16.1

Letter from WithumSmith+Brown, PC to the SEC, dated March 1, 2019. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on March 4, 2019).

21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of BDO USA, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 14, 2020

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Young and Iain Humphries, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not revoke any powers of attorney previously executed by the undersigned. This Power of Attorney shall not be revoked by any subsequent power of attorney that the undersigned may execute, unless such subsequent power of attorney specifically provides that it revokes this Power of Attorney by referring to the date of the undersigned’s execution of this Power of Attorney. For the avoidance of doubt, whenever two or more powers of attorney granting the powers specified herein are valid, the agents appointed on each shall act separately unless otherwise specified.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 14, 2020.

/s/ Bruce Young	Chief Executive Officer and Director	January 14, 2020
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 14, 2020
Iain Humphries	(principal financial and accounting officer)

/s/ David A.B. Brown	Chairman of the Board	January 14, 2020
David A.B. Brown

/s/ Tariq Osman	Vice Chairman of the Board	January 14, 2020
Tariq Osman

/s/ Raymond Cheesman	Director	January 14, 2020
Raymond Cheesman

/s/ Heather L. Faust	Director	January 14, 2020
Heather L. Faust

/s/ David G. Hall	Director	January 14, 2020
David G. Hall

/s/ Brian Hodges	Director	January 14, 2020
Brian Hodges

/s/ Matthew Homme	Director	January 14, 2020
Matthew Homme

/s/ Howard D. Morgan	Director	January 14, 2020
Howard D. Morgan

/s/ John Piecuch	Director	January 14, 2020
John Piecuch

/s/ M. Brent Stevens	Director	January 14, 2020
M. Brent Stevens