Form 10-Q
period 2020-01-31
Concrete Pumping Holdings, Inc.
filed 2020-03-11
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

(Former name, former address and former fiscal year, if changes since last report)

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

As of March 9, 2020, the registrant had 58,221,934 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2020

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	January 31,	October 31,
(in thousands except per share amounts)	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$2,636	$7,473
Trade receivables, net	40,911	45,957
Inventory	5,827	5,254
Income taxes receivable	1,376	697
Prepaid expenses and other current assets	8,360	3,378
Total current assets	59,110	62,759

Property, plant and equipment, net	310,976	307,415
Intangible assets, net	214,123	222,293
Goodwill	277,102	276,088
Other non-current assets	1,765	1,813
Deferred financing costs	936	997
Total assets	$864,012	$871,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$38,661	$23,555
Term loans, current portion	20,888	20,888
Current portion of capital lease obligations	92	91
Accounts payable	7,872	7,408
Accrued payroll and payroll expenses	5,792	9,177
Accrued expenses and other current liabilities	14,332	28,106
Income taxes payable	1,299	1,153
Deferred consideration	-	1,708
Total current liabilities	88,936	92,086

Long term debt, net of discount for deferred financing costs	356,699	360,938
Capital lease obligations, less current portion	454	477
Deferred income taxes	68,547	69,049
Total liabilities	514,636	522,550

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2020 and October 31, 2019	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,221,934 issued and outstanding as of January 31, 2020 and October 31, 2019, respectively	6	6
Additional paid-in capital	351,956	350,489
Treasury stock	(131)	-
Accumulated other comprehensive income (loss)	1,372	(599)
(Accumulated deficit)	(28,827)	(26,081)
Total stockholders' equity	324,376	323,815

Total liabilities and stockholders' equity	$864,012	$871,365

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Successor		Predecessor
(in thousands, except share and per share amounts)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018

Revenue	$73,939	$33,970	$24,396

Cost of operations	41,791	21,103	14,027
Gross profit	32,148	12,867	10,369

General and administrative expenses	26,607	13,681	4,936
Transaction costs	-	-	14,167
Income (loss) from operations	5,541	(814)	(8,734)

Other income (expense):
Interest expense, net	(9,503)	(5,592)	(1,644)
Loss on extinguishment of debt	-	-	(16,395)
Other income, net	69	11	6
Total other expense	(9,434)	(5,581)	(18,033)

Loss before income taxes	(3,893)	(6,395)	(26,767)

Income tax benefit	(1,147)	(2,765)	(4,192)

Net loss	(2,746)	(3,630)	(22,575)

Less accretion of liquidation preference on preferred stock	(473)	(269)	(126)
Less undistributed earnings allocated to preferred shares	-	-	-

Loss available to common shareholders	$(3,219)	$(3,899)	$(22,701)

Weighted average common shares outstanding
Basic	52,629,214	28,847,707	7,576,289
Diluted	52,629,214	28,847,707	7,576,289

Net loss per common share
Basic	$(0.06)	$(0.14)	$(3.00)
Diluted	$(0.06)	$(0.14)	$(3.00)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018

Net loss	$(2,746)	$(3,630)	$(22,575)

Other comprehensive income:
Foreign currency translation adjustment	1,971	(557)	(674)

Total comprehensive loss	$(775)	$(4,187)	$(23,249)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(PREDECESSOR)
October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)
December 6, 2018 through January 31, 2019

	Common Stock			Accumulated Other
(in thousands)	Class A	Class B	Additional Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total
Balance at December 6, 2018	$-	$1	$12,433	$-	$(7,434)	$5,000
Redemption of Class A common stock	-	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net loss	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613

(SUCCESSOR)
October 31, 2019 through January 31, 2020

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$350,489	$-	$(599)	$(26,081)	$323,815
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(2,746)	(2,746)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$351,956	$(131)	$1,372	$(28,827)	$324,376

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Net loss	$(2,746)	$(3,630)	$(22,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,492	3,503	2,060
Deferred income taxes	(645)	(1,156)	(4,355)
Amortization of deferred financing costs	1,044	496	152
Write off deferred debt issuance costs	-	-	3,390
Amortization of debt premium	-	-	(11)
Amortization of intangible assets	8,593	4,871	653
Stock-based compensation expense	1,467	-	27
Prepayment penalty on early extinguishment of debt	-	-	13,004
Gains, net of losses, on the sale of property, plant and equipment	(281)	(305)	(166)
Payment of contingent consideration in excess of amounts established in purchase accounting	(537)	-	-
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	5,207	4,648	485
Inventory	(549)	172	(294)
Prepaid expenses and other current assets	(5,771)	(2,585)	(1,283)
Income taxes payable, net	(558)	(210)	203
Accounts payable	393	(9,107)	(654)
Accrued payroll, accrued expenses and other current liabilities	(10,295)	(9,646)	17,280
Net cash provided by (used in) operating activities	1,814	(12,949)	7,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,410)	(11,243)	(503)
Proceeds from sale of property, plant and equipment	1,718	598	364
Cash withdrawn from Industrea Trust Account	-	238,474	-
Acquisition of net assets, net of cash acquired - CPH acquisition	-	(445,386)	-
Net cash (used in) investing activities	(15,692)	(217,557)	(139)

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Cash flows from financing activities:
Proceeds on long term debt	-	357,000	-
Payments on long term debt	(5,222)	-	-
Proceeds on revolving loan	84,460	17,267	4,693
Payments on revolving loan	(69,748)	-	(20,056)
Payment of debt issuance costs	-	(20,863)	-
Redemption of common shares	-	(231,415)	-
Payments on capital lease obligations	(22)	(14)	(7)
Issuance of common stock related to stock plans	-	-	-
Purchase of treasury stock	(131)	-	-
Issuance of preferred shares	-	25,000	-
Payment of underwriting fees	-	(8,050)	-
Issuance of common shares	-	96,900	-
Payment of contingent consideration established in purchase accounting	(1,183)	-	-
Net cash provided by (used in) financing activities	8,154	235,825	(15,370)
Effect of foreign currency exchange rate on cash	887	(556)	(70)
Net increase (decrease) in cash	(4,837)	4,763	(7,663)
Cash:
Beginning of period	7,473	4	8,621
End of period	$2,636	$4,767	$958

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Supplemental cash flow information:
Cash paid for interest	$11,191	$849	$201
Cash paid for income taxes	$(40)	$(83)	$-

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$-	$164,908	$-
Equipment purchases included in accrued expenses and accounts payable	$4,110	$1,415	$-

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company” or “Successor”) is a Delaware corporation headquartered in Thornton (near Denver), Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry in the U.S. and the U.K. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the U.S. and 1 operating location in the U.K., with its corporate headquarters in Thornton (near Denver), Colorado.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at January 31, 2020 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Principles of consolidation

The Successor Consolidated Financial Statements include all accounts of the Company and its subsidiaries. The Predecessor Consolidated Financial Statements include all accounts of CPH and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.6 million as of January 31, 2020 and October 31, 2019. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of January 31, 2020 or October 31, 2019.

Fair Value Measurements

The Financial Accounting Standard Board's (the “FASB”) standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

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

Debt issuance costs, including any original issue discounts, related to term loans are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheets. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheets.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of January 31, 2020.

Revenue recognition

The Company generates revenues primarily from concrete pumping services in both the U.S. and U.K. Additionally, revenue is generated from the Company’s waste management business which consists of service fees charged to customers for the delivery of its pans and containers and the disposal of the concrete waste material.

The Company recognizes revenue from these businesses when all of the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) the service has been performed or delivery has occurred, (c) the price is fixed or determinable, and (d) collectability is reasonably assured. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company imposes and collects sales taxes concurrent with its revenue-producing transactions with customers and remits those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which it operates. The Company presents such taxes in its consolidated statement of operations on a net basis.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods on a straight-line basis. The Company accounts for forfeitures as they occur in accordance with ASU No. 2016-09, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting.

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

The Company's U.K. Operations segment files income tax returns in the U.K. and national statutes are generally open for one year following the statutory filing period.

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates, and the consolidated statements of operations are translated at the average rate for the period. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

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

Concentrations

As of January 31, 2020, and October 31, 2019, there were two significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Newly adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The new standard will be applied prospectively to any transactions occurring within the period of adoption and is effective for entities other than public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020. As there have been no new business combinations, this ASU has not had an effect on the Company’s consolidated financial statements. The Company will continue to evaluate this ASU as new business combinations occur.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. ASU 2016-15 is effective for emerging growth companies in annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company has elected to early adopt this ASU in the first quarter of 2020. The Company adopted this standard retrospectively, and the adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which is a comprehensive new revenue recognition model.

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for emerging growth companies in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2020. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), This ASU, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for emerging growth companies with annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the new standard effective for the year ending October 31, 2023. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

Note 4. Business Combinations

May 2019 Acquisition of Capital Pumping

On May 15, 2019, the Company acquired Capital Pumping, LP and its affiliates (“Capital”), a concrete pumping provider based in Texas for a purchase price of $129.2 million, which was paid using proceeds from the Company’s public offering of common stock and additional borrowings on its term loan facility. This acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values, with any excess recognized as goodwill. Goodwill recorded from the transaction represents expected synergies from combining operations and the assembled workforce.

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

Identifiable intangible assets acquired consist of customer relationships of $40.0 million and a trade name valued at $5.5 million. The customer relationships were valued using the multi-period excess earnings method. The Company determined the useful life of the customer relationships to be 15 years. The trade name was valued using the relief-from-royalty method and the Company determined the trade name associated with Capital to be indefinite.

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

The following table represents the final allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values with any measurement-period adjustments included (see paragraph below for any measurement-period adjustments included):

Consideration paid:
Cash	$445,386
Fair value of rollover equity	164,908
Net working capital adjustment	4,050
Total consideration paid	$614,344

Net assets acquired:
Current assets	$48,912
Intangible assets	208,063
Property and equipment	219,467
Liabilities assumed	(110,245)
Total net assets acquired	366,197

Goodwill	$248,147

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

In conjunction with the Business Combination, there were $15.6 million of transaction bonuses and, as a result of a change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statement of operations and comprehensive loss periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the CPH and Capital business combinations discussed above as if they had occurred on November 1, 2018. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the CPH and Capital business combinations had been completed on November 1, 2018, nor does it purport to project the results of operations of the combined company in future periods. The unaudited pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

(in thousands)	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Revenue	$73,939	$24,396
Pro forma revenue adjustments by Business Combination
Capital	-	12,383
CPH	-	33,970
Total pro forma revenue	$73,939	$70,749

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Net loss	$(2,746)	$(22,575)
Pro forma net income adjustments by Business Combination
Capital	-	1,310
CPH	-	(3,630)
Total pro forma net loss	$(2,746)	$(24,895)

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at January 31, 2020 and at October 31, 2019 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans.

	January 31,		October 31,
	2020		2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$396,871	$395,631	$402,094	$394,052
Capital lease obligations	546	546	568	568

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The fair value of the deferred consideration was $1.7 million at October 31, 2019, which also represented the date at which the 3-year earnout period ended. The deferred consideration was paid out during the fiscal 2020 first quarter and as such, the liability no longer exists at January 31, 2020.

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

 Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at January 31, 2020 and at October 31, 2019 are comprised of the following:

	January 31,	October 31,
(in thousands)	2020	2019
Prepaid insurance	$6,031	$1,416
Prepaid licenses and deposits	647	528
Prepaid rent	485	485
Other prepaids	1,197	949
Total prepaid expenses and other current assets	$8,360	$3,378

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at January 31, 2020 and at October 31, 2019 are comprised of the following:

	January 31,	October 31,
(in thousands)	2020	2019
Land, building and improvements	$26,475	$26,085
Capital leases—land and buildings	828	828
Machinery and equipment	303,914	295,741
Transportation equipment	2,239	2,223
Furniture and office equipment	1,013	1,209
	334,469	326,086
Less accumulated depreciation	(23,493)	(18,671)
Property, plant and equipment, net	$310,976	$307,415

Depreciation expense for the Successor three-month period ended January 31, 2020 and the period from December 6, 2018 to January 31, 2019 was $6.5 million and $3.5 million, respectively. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 was $2.1 million. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations). The following table summarizes the composition of intangible assets at January 31, 2020 and at October 31, 2019:

	January 31,				October 31,
	2020				2019
	Gross		Foreign Currency	Net	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
(in thousands)	Value	Amortization	Adjustment	Amount	Value	Amortization	Adjustment	Amount
Customer relationship	$194,015	$(40,307)	$(156)	$153,552	$193,594	$(31,861)	$(62)	$161,671
Trade name	5,542	(620)	(19)	4,903	5,434	(483)	(7)	4,944
Trade name (indefinite life)	55,500	-	-	55,500	55,500	-	-	55,500
Noncompete agreements	200	(32)	-	168	200	(22)	-	178
Total intangibles	$255,257	$(40,959)	$(175)	$214,123	$254,728	$(32,366)	$(69)	$222,293

Amortization expense for the Successor three-month period ended January 31, 2020 and the period from December 6, 2018 to January 31, 2019 was $8.6 million and $4.9 million, respectively. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 was $0.7 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to January 31, 2020)	$24,880
2021	26,918
2022	21,661
2023	17,219
2024	13,831
Thereafter	54,114
Total	$158,623

The changes in the carrying value of goodwill by reportable segment for the quarter ended January 31, 2020 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2019	$185,782	$41,173	$49,133	$-	$276,088
Measurement-period adjustments	200	-	-	-	200
Foreign currency translation	-	814	-	-	814
Balance at January 31, 2020	$185,982	$41,987	$49,133	$-	$277,102

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

The outstanding balance under the Term Loan Agreement as of January 31, 2020 was $396.9 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to January 31, 2020)	$15,666
2021	20,888
2022	20,888
2023	20,888
2024	20,888
Thereafter	297,653
Total	$396,871

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
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

The outstanding balance under the ABL Credit Agreement as of January 31, 2020 was $38.7 million and as of that date, the Company was in compliance with all debt covenants.

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

Summarized terms of the Senior Notes were as follows:

●	Maturity date on September 1, 2021. Principal due upon maturity;
●	Interest rate of 10.375% per annum, payments due every March 1 and September 1 commencing March 1, 2015;
●	The Senior Notes were secured by substantially all of the assets of the Company and contain various non-financial covenants.

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

Seller notes

In connection with the acquisitions of the Camfaud and Reilly Concrete Pumping Limited (“Reilly”) in November 2016 and July 2017, respectively, the Predecessor entered into separate loan agreements with the former owners of Camfaud and Reilly for $6.2 million and $1.9 million, respectively (collectively, the “Seller Notes”). The Seller Note with respect to Camfaud bore interest at 5.0% per annum and all principal plus accrued interest was due upon the earlier of; (1) 6 months after the U.K. Revolver is repaid in full, (2) 42 months after the acquisition date (May 2020) or (3) the date on which the Predecessor suffers an insolvency event. The Seller Note with respect to Reilly bore interest at 5.0% per annum and all principal plus accrued interest are due three years after the acquisition date (July 2020). The Seller Notes were unsecured.

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

The table below is a summary of the composition of the Company’s long-term debt balances at January 31, 2020 and at October 31, 2019.

	January 31,	October 31,
(in thousands)	2020	2019
Short term portion of term loan	$20,888	$20,888
Long term portion of term loan	375,983	381,206
Total term loan	396,871	402,094
Less unamortized deferred financing costs	(19,284)	(20,268)
Total debt	$377,587	$381,826

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at January 31, 2020 and at October 31, 2019:

	January 31,	October 31,
(in thousands)	2020	2019
Accrued vacation	$3,279	$4,638
Accrued bonus	1,091	3,177
Other accrued	1,422	1,362
Total accrued payroll and payroll expenses	$5,792	$9,177

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at January 31, 2020 and at October 31, 2019:

	January 31,	October 31,
(in thousands)	2020	2019
Accrued insurance	$5,420	$6,105
Accrued interest	280	3,049
Accrued equipment purchases	4,593	15,343
Accrued sales and use tax	311	311
Accrued property taxes	500	915
Accrued professional fees	1,663	1,729
Other	1,565	654
Total accrued expenses and other liabilities	$14,332	$28,106

Note 12. Income Taxes

For the first quarter ended January 31, 2020, we recorded an income tax benefit of $1.1 million on a pretax loss of $3.9 million, resulting in an effective tax rate of 29.5%. For the Successor period from December 6, 2018 to January 31, 2019, the Company recorded an income tax benefit of $2.8 million on a pretax loss of $6.4 million, resulting in a 43.2% effective tax rate. For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(2)

The Successor including $0.7 million of tax expense in the estimated annual effective rate for the period ended January 31, 2019 related to foreign income inclusions compared to $0.3 million for the period ended January 31, 2020 and $0.0 for the Predecessor period ended December 5, 2018;

(3)	The impact from the reduction in the current statutory UK corporate tax rate from 19% to 17% for the period ended January 31, 2020; and
(4)	Differences in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended January 31, 2020 and January 31, 2019.

At January 31, 2020 and October 31, 2019, we had deferred tax liabilities, net of deferred tax assets, of $68.5 million and $69.0 million, respectively. The decrease in our net deferred tax liability is primarily due to current year operating results and reversal of existing deferred tax assets and liabilities during the period ended January 31, 2020. The Company has a valuation allowance of $0.1 million as of both January 31, 2020 and October 31, 2019 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had unrecognized tax benefits of $1.7 million as of January 31, 2020 and October 31, 2019. If recognized, none of these benefits would favorably impact the Company's income tax expense.

Note 13. Commitments and Contingencies

Insurance

As of January 31, 2020 and October 31, 2019, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles:

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NationsBuilders Insurance Services driver training)	$125,000
Automobile	$100,000
Workers' compensation	$250,000

We had accrued $4.6 million and $5.0 million, as of January 31, 2020 and October 31, 2019, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of January 31, 2020 and October 31, 2019, the Company had accrued $0.8 million and $1.1 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million and $0.3 million, as of January 31, 2020 and October 31, 2019, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of January 31, 2020, total outstanding letters of credit totaled $1.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

In conjunction with the Business Combination, all common and preferred shares that were in existence for the Predecessor were settled and no longer outstanding subsequent to December 5, 2018. On December 6, 2018, in connection with the closing of the Business Combination, the Company redeemed a total of 22,337,322 shares of its Class A common stock pursuant to the terms of its certificate of incorporation, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $231.4 million.

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

On May 14, 2019, in order to finance a portion of the purchase price for the acquisition of Capital, the Company completed a public offering of 18,098,166 of its common stock at a price of $4.50 per share, receiving net proceeds of approximately $77.4 million, after deducting underwriting discounts, commissions, and other offering expenses. In connection with the offering, certain of the Company’s directors, officers and significant stockholders, and certain other related investors, purchased an aggregate of 3,980,166 shares of its common stock from the underwriters at the public offering price of $4.50, representing approximately 25% of the total shares issued (without giving effect to the underwriters’ option to purchase additional shares).

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of January 31, 2020, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of January 31, 2020, 13,017,777 public warrants and no private warrants were outstanding.

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

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. Stock-based compensation expense for the three-month period ended January 31, 2020 was $1.5 million. There were no outstanding stock awards during the period from December 6, 2018 through January 31, 2019.

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

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, the acceleration clause within the original award agreements was triggered and all unvested awards immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Note 4 - Business Combinations). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 totaled $0.1 million, and has been included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Successor

At January 31, 2020 (Successor), the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 5.5 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.8 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For the Successor period presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the three-month period ended January 31, 2020 and the period from December 6, 2018 through January 31, 2019:

	Successor
(in thousands, except share and per share amounts)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(2,746)	$(3,630)
Less: Undistributed earnings allocated to participating securities	-	-
Less: Accretion of liquidation preference on preferred stock	(473)	(269)
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(3,219)	$(3,899)

Weighted average shares (denominator):
Weighted average shares - basic	52,629,214	28,847,707
Weighted average shares - diluted	52,629,214	28,847,707

Basic loss per share	$(0.06)	$(0.14)
Diluted loss per share	$(0.06)	$(0.14)

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

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018:

Predecessor
(in thousands, except share and per share amounts)	November 1, 2018 through December 5, 2018
Net loss (numerator):
Net loss income attributable to Concrete Pumping Holdings, Inc.	$(22,575)
Less: Accretion of liquidation preference on preferred stock	(126)
Less: Undistributed earnings allocated to preferred shares	-
Net (loss) available to common shareholders	$(22,701)

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289
Weighted average shares - diluted	7,576,289

Antidilutive stock options	932,746

Basic loss per share	$(3.00)
Diluted loss per share	$(3.00)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
●

U.K. Operations – Consists of concrete pumping services and leasing of concrete pumping equipment to customers in the U.K. Business in this segment is primarily performed under the Camfaud Concrete Pumps and Premier Concrete Pumping tradenames. In addition to concrete pumping, we recently started operations of waste management services in the U.K. under the Eco-Pan tradename and the results of this business are included in this segment. This represents the Company’s foreign operations.

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

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Revenue
U.S. Concrete Pumping	$55,105	$24,067	$16,659
U.K. Operations	10,685	5,815	5,143
U.S. Concrete Waste Management Services	8,283	4,088	2,628
Corporate	625	-	242
Intersegment	(759)	-	(276)
	$73,939	$33,970	$24,396

Income (loss) before income taxes
U.S. Concrete Pumping	$(3,874)	$(4,424)	$(27,354)
U.K. Operations	(1,008)	(1,963)	207
U.S. Concrete Waste Management Services	571	(291)	225
Corporate	418	283	155
	$(3,893)	$(6,395)	$(26,767)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
EBITDA
U.S. Concrete Pumping	$14,862	$5,536	$(24,565)
U.K. Operations	1,958	133	1,587
U.S. Concrete Waste Management Services	3,250	1,581	388
Corporate	625	321	180
	$20,695	$7,571	$(22,410)

Consolidated EBITDA reconciliation
Net loss	$(2,746)	$(3,630)	$(22,575)
Interest expense, net	9,503	5,592	1,644
Income tax benefit	(1,147)	(2,765)	(4,192)
Depreciation and amortization	15,085	8,374	2,713
EBITDA	$20,695	$7,571	$(22,410)

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Depreciation and amortization
U.S. Concrete Pumping	$10,004	$4,826	$1,635
U.K. Operations	2,195	1,638	890
U.S. Concrete Waste Management Services	2,679	1,872	163
Corporate	207	38	25
	$15,085	$8,374	$2,713

Interest expense, net
U.S. Concrete Pumping	$(8,732)	$(5,134)	$(1,154)
U.K. Operations	(771)	(458)	(490)
U.S. Concrete Waste Management Services	-	-	-
Corporate	-	-	-
	$(9,503)	$(5,592)	$(1,644)

Transaction costs including transaction-related debt extinguishment
Corporate	$-	$-	$30,562
	$-	$-	$30,562

Total assets by segment for the periods presented are as follows:

	January 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$637,189	$637,384
U.K. Operations	145,148	138,435
U.S. Concrete Waste Management Services	137,525	137,646
Corporate	24,483	24,223
Intersegment	(80,333)	(66,323)
	$864,012	$871,365

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of January 31, 2020 and October 31, 2019 are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018
Revenues
U.S.	$63,254	$28,155	$19,253
U.K.	10,685	5,815	5,143
	$73,939	$33,970	$24,396

	January 31,	October 31,
(in thousands)	2020	2019
Long Lived Assets
U.S.	$266,245	$263,363
U.K.	44,731	44,052
	$310,976	$307,415

Note 18. Related Party Transaction

Predecessor

The Predecessor had a Management Services Agreement, as amended from time to time, with PGP Advisors, LLC (“PGP”), the Predecessor’s largest shareholder, to provide advisory, consulting and other professional services. Under the terms of the agreement the annual fee for these services was $4.0 million from September of 2017 through August of 2019, and $2.0 million annually thereafter. For the period from November 1, 2018 through December 5, 2018, the Predecessor incurred no fees related to this agreement and other agreed upon expenses. These expenses were included in general and administrative expenses on the accompanying consolidated statements of operations. In conjunction with the Business Combination, this agreement was terminated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the “Company”, “we”, “us”, “our” or “Successor”) Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 10-K filed with the SEC on January 14, 2020.

Business Overview

The Company is a Delaware corporation headquartered in Thornton (near Denver), Colorado. The unaudited consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

In May 2019, the Company, through its wholly-owned subsidiary Brundage-Bone, acquired Capital Pumping, LP and its affiliates (“Capital”), a concrete pumping provider based in Texas for a purchase price of $129.2 million. The closing of this acquisition provided the Company with complementary assets and operations and significantly expanded its footprint and business in Texas.

U.K. Operations

Our U.K. operations consists of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment on a long-term basis without an operator). Camfaud’s core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Camfaud currently has 28 branch locations throughout the U.K. In addition, during the 2019 third quarter, we started concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from 1 location. The U.K. operations headquarters are in Epping (near London), England.

U.S. Concrete Waste Management Services

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the United States with its corporate headquarters in Thornton, (near Denver), Colorado.

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

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the three-months ended January 31, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(dollars in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019

Revenue	$73,939	$33,970	$24,396	$58,366

Cost of operations	41,791	21,103	14,027	35,130
Gross profit	32,148	12,867	10,369	23,236
Gross margin	43.5%	37.9%	42.5%	39.8%

General and administrative expenses	26,607	13,681	4,936	18,617
Transaction costs	-	-	14,167	14,167
Income (loss) from operations	5,541	(814)	(8,734)	(9,548)

Other income (expense):
Interest expense, net	(9,503)	(5,592)	(1,644)	(7,236)
Loss on extinguishment of debt	-	-	(16,395)	(16,395)
Other income, net	69	11	6	17
Total other expense	(9,434)	(5,581)	(18,033)	(23,614)

Loss before income taxes	(3,893)	(6,395)	(26,767)	(33,162)

Income tax benefit	(1,147)	(2,765)	(4,192)	(6,957)

Net loss	(2,746)	(3,630)	(22,575)	(26,205)

Less accretion of liquidation preference on preferred stock	(473)	(269)	(126)	(395)
Less undistributed earnings allocated to preferred shares	-	-	-	-
Loss available to common shareholders	$(3,219)	$(3,899)	$(22,701)	$(26,600)

Three Months Ended January 31, 2020

For the three months ended January 31, 2020, our net loss was $2.7 million, an improvement of $23.5 million when compared to the net loss of $26.2 million in the S/P combined period a year ago. We had a 26.7% improvement in revenue year-over-year, driven mostly by the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market. Net income in the 2020 first quarter, when compared to the 2019 S/P combined first quarter, were positively impacted by lower transaction costs of $14.2 million and loss on extinguishment of debt of $16.4 million, all of which were the result of the Business Combination. These amounts were partially offset by higher amortization expense of $3.1 million and depreciation expense of $0.9 million, most of which are attributable to the acquisition of Capital, and an additional $4.0 million in general and administrative (“G&A”) expenses, which were driven by (1) an increase of $1.5 million in stock-based compensation expense and (2) $2.6 million of labor costs from increased headcounts due to our acquisition of Capital.

Total Assets

Total assets decreased slightly from $871.4 million as of October 31, 2019 to $864.0 million as of January 31, 2020.

	January 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$637,189	$637,384
U.K. Operations	145,148	138,435
U.S. Concrete Waste Management Services	137,525	137,646
Corporate	24,483	24,223
Intersegment	(80,333)	(66,323)
	$864,012	$871,365

Revenue

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019	$	%
Revenue
U.S. Concrete Pumping	$55,105	$24,067	$16,659	$40,726	$14,379	35.3%
U.K. Operations	10,685	5,815	5,143	10,958	(273)	-2.5%
U.S. Concrete Waste Management Services	8,283	4,088	2,628	6,716	1,567	23.3%
Corporate	625	-	242	242	383	158.3%
Intersegment	(759)	-	(276)	(276)	(483)	175.0%
	$73,939	$33,970	$24,396	$58,366	$15,573	26.7%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 35.3%, or $14.4 million, from $40.7 million in the 2019 S/P combined first fiscal quarter to $55.1 million in the 2020 first quarter. The incremental benefit of the acquisition of Capital, which added additional pumping capacity to Texas, drove $12.0 million of the increase in revenue. We also had notable improvements in revenue in most of our other markets.

U.K. Operations

Revenue for our U.K. Operations segment decreased by 2.5%, or $0.3 million, from $11.0 million in the 2019 S/P combined first quarter to $10.7 million in the 2020 first quarter. Excluding the impact from foreign currency translation, revenue was down 3.8% year over year. The decline in revenue was largely attributable to abnormally severe weather conditions throughout the U.K.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 23.3%, or $1.6 million, from $6.7 million in the 2019 S/P combined first quarter to $8.3 million in the 2020 first quarter. The increase was primarily due to organic growth and improving operational effectiveness across a majority of our markets.

Corporate

There was limited movement in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the 2020 first fiscal quarter increased 370 basis points from 39.8% in the S/P combined 2019 first quarter to 43.5%. The increase in gross margin was primarily due to the post-acquisition contribution from Capital, more favorable fuel pricing and improvement in the Company’s procurement costs.

General and Administrative Expenses

G&A expenses for the 2020 first quarter were $26.6 million, an increase of $8.0 million from $18.6 million in the S/P combined 2019 first quarter. As a percent of revenue, G&A expenses were 36.0% for the 2020 first quarter compared to 31.9% in the S/P combined 2019 first quarter. The increase was largely due to higher amortization of intangible assets expense of $3.1 million, most of which was the result of the acquisition of Capital. In addition, we incurred an additional $1.5 million in stock-based compensation expense as a result of a stock grant in April of 2019. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $3.4 million year-over-year. The remainder of the year-over-year increase was mostly attributable to headcount growth, predominantly from the new team members at Capital.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. Transaction costs and debt extinguishment costs for the S/P combined first quarter of 2019 were $14.2 and $16.4, respectively, all of which were related to the Business Combination. There were no transaction costs or debt extinguishment costs for the first quarter of 2020.

Interest Expense, Net

Interest expense, net for the three months ended January 31, 2020 was $9.5 million, up $2.3 million from the S/P combined first quarter of 2019. The increase was due to having higher net debt for the first quarter of 2020 compared to the S/P combined first quarter of 2019.

Income Tax (Benefit) Provision

For the first quarter ended January 31, 2020, we recorded an income tax benefit of $1.1 million on a pretax loss of $3.9 million, resulting in an effective tax rate of 29.5%. For the Successor period from December 6, 2018 to January 31, 2019, the Company recorded an income tax benefit of $2.8 million, resulting in a 43.2% effective tax rate. For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The Predecessor recording tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(2)	The Successor including $0.7 million of tax expense in the estimated annual effective rate for the period ended January 31, 2019 related to foreign income inclusions compared to $0.3 million for the period ended January 31, 2020 and $0.0 for the Predecessor period ended December 5, 2018;
(3)	The impact from the reduction in the current statutory U.K. corporate tax rate from 19% to 17% for the period ended January 31, 2020; and
(4)	Differences in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended January 31, 2020 and January 31, 2019.

Adjusted EBITDA(1)

				S/P Combined
	Successor		Predecessor	(non-GAAP)	Change
(in thousands, except percentages)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019	$	%
U.S. Concrete Pumping	$16,847	$2,998	$7,627	$10,625	$6,222	58.6%
U.K. Operations	2,612	1,610	1,396	3,006	(394)	-13.1%
U.S. Concrete Waste Management Services	3,750	2,315	388	2,703	1,047	38.7%
Corporate	625	637	177	814	(189)	-23.2%
	$23,834	$7,560	$9,588	$17,148	$6,686	39.0%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $16.8 million for the three months ended January 31, 2020, up 58.6% from $10.6 million for the S/P combined first quarter of 2019. The significant year-over-year increase was primarily attributable to the acquisition of Capital, improved gross margins, and volume growth across the majority of the U.S. markets.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $2.6 million for the three months ended January 31, 2020 as compared to $3.0 million for the S/P combined first quarter of 2019. The decrease is primarily attributable to the year-over-year change in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $3.8 million for the three months ended January 31, 2020, up 38.7% from $2.7 million for the S/P combined first quarter of 2019. The increase is primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of January 31, 2020, we had $2.6 million of cash and cash equivalents and $31.2 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $33.8 million.

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

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

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

The outstanding balance under the Term Loan Agreement as of January 31, 2020 was $396.9 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

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

The outstanding balance under the ABL Credit Agreement as of January 31, 2020 was $38.7 million and the Company was in compliance with all debt covenants.

Cash Flows

Successor

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

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the first quarter of 2020 was $1.8 million. The Company had a net loss of $2.7 million that included significant non-cash charges totaling $17.6 million as follows: (1) depreciation of $6.5 million, (2) amortization of intangible assets of $8.6 million, (3) amortization of deferred financing costs of $1.0 million, and (4) stock-based compensation expense of $1.5 million. In addition, we had cash inflows from a decrease of $5.2 million in trade receivables. These amounts were partially offset by net cash outflows related to the following activity: (1) a decrease of $10.3 million in accrued payroll, accrued expenses and other current liabilities, (2) a $0.5 million increase in inventory, (3) a $5.8 million increase in prepaid expenses and other current assets, (4) an increase of $0.6 million in our net deferred income taxes and (5) a decrease in income taxes payable of $0.6 million.

We used $15.7 million to fund investing activities during the first quarter of 2020. The Company used $17.4 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $1.7 million.

Net cash provided by financing activities was $8.2 million for the first quarter of 2020. Financing activities during this period included $14.7 million in net borrowings under the Company’s ABL Credit Agreement and was partially offset by payments on the Term Loan Agreement of $5.2 million and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Net cash used in operating activities during the period from December 6, 2018 through January 31, 2019 was $12.9 million. The Company had a net loss of $3.6 million that included significant non-cash charges totaling $8.9 million as follows: (1) depreciation of $3.5 million, (2) amortization of intangible assets of $4.9 million, and (3) amortization of deferred financing costs of $0.5 million. These amounts were partially offset by net cash outflows related to the following activity: (1) a decrease of $4.6 million in trade receivables, (2) a $2.6 million increase in prepaid expenses and other current assets, (3) an increase of $1.2 million in our net deferred income taxes, (4) a $9.1 million decrease in accounts payable, and (5) a decrease of $9.6 million in accrued payroll, accrued expenses and other current liabilities.

We used $217.6 million to fund investing activities during the period from December 6, 2018 through January 31, 2019. The Company paid $445.4 million to fund the Business Combination and $11.2 million to purchase machinery, equipment and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $0.6 million.

Net cash provided from financing activities was $235.8 million for the period from December 6, 2018 through January 31, 2019. Financing activities during the Successor Period included $357.0 million in proceeds from our new Term Loan Agreement, $17.3 million in borrowings under the Company’s new ABL Credit Agreement, $96.9 million from the issuance of common shares and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to the fund the Business Combination and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $20.9 million for the payment of debt issuance costs associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

Predecessor

Net cash provided by operating activities during the period from November 1, 2018 through December 5, 2018 was $7.9 million. The Company had a net loss of $22.6 million that included significant non-cash charges totaling $18.5 million as follows: (1) depreciation of $2.1 million, (2) prepayment penalty on early extinguishment of debt of $13.0 million, and (3) write off deferred debt issuance costs of $3.4 million. These amounts were partially offset by net cash inflows related to the following activity: (1) an increase of $0.3 million in inventory, (2) a $1.3 million increase in prepaid expenses and other current assets, (3) an increase of $4.4 million in our net deferred income taxes, (4) an increase of $17.3 million in accrued payroll, accrued expenses and other current liabilities, and (4) a $0.7 million decrease in accounts payable.

We used $0.1 million to fund investing activities during the period from November 1, 2018 through December 5, 2018.  We used $0.5 million to fund purchases of machinery, equipment and other vehicles to service our business. This was offset by $0.4 million in proceeds received from the sale of property, plant and equipment.

We used $15.4 million to fund financing activities during the period from November 1, 2018 through December 5, 2018 and this activity was driven by $15.4 million of net borrowings under the Revolver to operate our business and fund acquisitions.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At January 31, 2020, we had $1.2 million of undrawn letters of credit outstanding.

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

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019
Consolidated
Net loss	$(2,746)	$(3,630)	$(22,575)	$(26,205)
Interest expense, net	9,503	5,592	1,644	7,236
Income tax benefit	(1,147)	(2,765)	(4,192)	(6,957)
Depreciation and amortization	15,085	8,374	2,713	11,087
EBITDA	20,695	7,571	(22,410)	(14,839)
Transaction expenses	-	-	14,167	14,167
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	1,467	-	-	-
Other income, net	(69)	(11)	(6)	(17)
Other adjustments	1,741	-	1,442	1,442
Adjusted EBITDA	$23,834	$7,560	$9,588	$17,148

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019
U.S. Concrete Pumping
Net loss	$(2,487)	$(2,063)	$(25,252)	$(27,315)
Interest expense, net	8,732	5,134	1,154	6,288
Income tax benefit	(1,387)	(2,361)	(2,102)	(4,463)
Depreciation and amortization	10,004	4,826	1,635	6,461
EBITDA	14,862	5,536	(24,565)	(19,029)
Transaction expenses	-	-	14,167	14,167
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	1,467	-	-	-
Other income, net	(10)	(11)	(6)	(17)
Other adjustments	528	(2,527)	1,636	(891)
Adjusted EBITDA	$16,847	$2,998	$7,627	$10,625

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019
U.K. Operations
Net income (loss)	$(893)	$(1,559)	$158	$(1,401)
Interest expense, net	771	458	490	948
Income tax expense (benefit)	(115)	(404)	49	(355)
Depreciation and amortization	2,195	1,638	890	2,528
EBITDA	1,958	133	1,587	1,720
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(59)	-	-	-
Other adjustments	713	1,477	(191)	1,286
Adjusted EBITDA	$2,612	$1,610	$1,396	$3,006

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019
U.S. Concrete Waste Management Services
Net income (loss)	$366	$(291)	$2,009	$1,718
Interest expense, net	-	-	-	-
Income tax expense (benefit)	205	-	(1,784)	(1,784)
Depreciation and amortization	2,679	1,872	163	2,035
EBITDA	3,250	1,581	388	1,969
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	-	-	-
Other adjustments	500	734	-	734
Adjusted EBITDA	$3,750	$2,315	$388	$2,703

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended January 31, 2020	December 6, 2018 through January 31, 2019	November 1, 2018 through December 5, 2018	Three Months Ended January 31, 2019
Corporate
Net income	$268	$283	$510	$793
Interest expense, net	-	-	-	-
Income tax expense (benefit)	150	-	(355)	(355)
Depreciation and amortization	207	38	25	63
EBITDA	625	321	180	501
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	-	-	-
Other adjustments	-	316	(3)	313
Adjusted EBITDA	$625	$637	$177	$814

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually, generally as of August 31st, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding out future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenue, royalty rate, discount rate, tax amortization benefit and other market factors outside of our control. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer as of January 31, 2020. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on January 14, 2020 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K.

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

Dated: March 11, 2020