Form 10-Q
period 2020-04-30
Concrete Pumping Holdings, Inc.
filed 2020-06-11
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 5, 2020, the registrant had 58,221,934 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2020

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	April 30,	October 31,
(in thousands except per share amounts)	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$18,048	$7,473
Trade receivables, net	41,739	45,957
Inventory	5,094	5,254
Income taxes receivable	421	697
Prepaid expenses and other current assets	6,967	3,378
Total current assets	72,269	62,759

Property, plant and equipment, net	307,113	307,415
Intangible assets, net	199,601	222,293
Goodwill	222,475	276,088
Other non-current assets	1,839	1,813
Deferred financing costs	875	997
Total assets	$804,172	$871,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$39,211	$23,555
Term loans, current portion	20,888	20,888
Current portion of capital lease obligations	94	91
Accounts payable	7,220	7,408
Accrued payroll and payroll expenses	9,150	9,177
Accrued expenses and other current liabilities	20,642	28,106
Income taxes payable	1,148	1,153
Deferred consideration	-	1,708
Total current liabilities	98,353	92,086

Long term debt, net of discount for deferred financing costs	352,448	360,938
Capital lease obligations, less current portion	430	477
Deferred income taxes	65,335	69,049
Total liabilities	516,566	522,550

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2020 and October 31, 2019	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,221,934 and 58,253,220 issued and outstanding as of April 30, 2020 and October 31, 2019, respectively	6	6
Additional paid-in capital	353,339	350,489
Treasury stock	(131)	-
Accumulated other comprehensive income (loss)	(2,813)	(599)
(Accumulated deficit)	(87,795)	(26,081)
Total stockholders' equity	262,606	323,815

Total liabilities and stockholders' equity	$804,172	$871,365

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Successor				Predecessor
(in thousands, except share and per share amounts)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018

Revenue	$74,041	$61,988	$147,980	$95,958	$24,396

Cost of operations	42,174	37,628	83,965	58,731	14,027
Gross profit	31,867	24,360	64,015	37,227	10,369

General and administrative expenses	26,381	21,853	52,988	35,534	4,936
Goodwill and intangibles impairment	57,944	-	57,944	-	-
Transaction costs	-	1,282	-	1,282	14,167
Income (loss) from operations	(52,458)	1,225	(46,917)	411	(8,734)

Other income (expense):
Interest expense, net	(8,765)	(9,318)	(18,268)	(14,910)	(1,644)
Loss on extinguishment of debt	-	-	-	-	(16,395)
Other income, net	34	20	103	31	6
Total other expense	(8,731)	(9,298)	(18,165)	(14,879)	(18,033)

Loss before income taxes	(61,189)	(8,073)	(65,082)	(14,468)	(26,767)

Income tax expense (benefit)	(2,221)	1,572	(3,368)	(1,193)	(4,192)

Net loss	(58,968)	(9,645)	(61,714)	(13,275)	(22,575)

Less accretion of liquidation preference on preferred stock	(470)	(434)	(943)	(703)	(126)

Loss available to common shareholders	$(59,438)	$(10,079)	$(62,657)	$(13,978)	$(22,701)

Weighted average common shares outstanding
Basic	52,782,663	29,166,165	52,752,884	29,043,174	7,576,289
Diluted	52,782,663	29,166,165	52,752,884	29,043,174	7,576,289

Net loss per common share
Basic	$(1.13)	$(0.35)	$(1.19)	$(0.48)	$(3.00)
Diluted	$(1.13)	$(0.35)	$(1.19)	$(0.48)	$(3.00)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor				Predecessor
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018

Net loss	$(58,968)	$(9,645)	$(61,714)	$(13,275)	$(22,575)

Other comprehensive income:
Foreign currency translation adjustment	(4,185)	(1,349)	(2,214)	(1,906)	(674)

Total comprehensive loss	$(63,153)	$(10,994)	$(63,928)	$(15,181)	$(23,249)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(PREDECESSOR)
October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)
December 6, 2018 through April 30, 2019

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive
(in thousands)	Class A	Class B	Capital	Income	Accumulated Deficit	Total
Balance at December 6, 2018	$-	$1	$12,433	$-	$(7,434)	$5,000
Redemption of Class A common stock	-	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net loss	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613
Shares issued to acquire business	-	-	1,150	-	-	$1,150
Stock-based compensation expense	-	-	361	-	-	361
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	(5,158)	-
Net loss	-	-	-	-	(9,645)	(9,645)
Foreign currency translation adjustment	-	-	-	(1,349)	-	(1,349)
Balance at April 30, 2019	$4	$-	$269,846	$(1,906)	$(29,444)	$238,500

(SUCCESSOR)
October 31, 2019 through April 30, 2020

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$350,489	$-	$(599)	$(26,081)	$323,815
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(2,746)	(2,746)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$351,956	$(131)	$1,372	$(28,827)	$324,376
Stock-based compensation expense	-	1,383	-	-	-	1,383
Net loss	-	-	-	-	(58,968)	(58,968)
Foreign currency translation adjustment	-	-	-	(4,185)	-	(4,185)
Balance at April 30, 2020	$6	$353,339	$(131)	$(2,813)	$(87,795)	$262,606

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Net loss	$(61,714)	$(13,275)	$(22,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangibles impairment	57,944	-	-
Depreciation	13,015	8,668	2,060
Deferred income taxes	(3,515)	475	(4,355)
Amortization of deferred financing costs	2,076	1,832	152
Write off deferred debt issuance costs	-	-	3,390
Amortization of debt premium	-	-	(11)
Amortization of intangible assets	17,147	11,838	653
Stock-based compensation expense	2,850	361	27
Prepayment penalty on early extinguishment of debt	-	-	13,004
Gains, net of losses, on the sale of property, plant and equipment	(477)	(137)	(166)
Payment of contingent consideration in excess of amounts established in purchase accounting	(526)	-	-
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	4,009	1,235	485
Inventory	127	147	(294)
Prepaid expenses and other current assets	(5,209)	(2,869)	(1,283)
Income taxes payable, net	301	1,836	203
Accounts payable	(101)	(7,850)	(654)
Accrued payroll, accrued expenses and other current liabilities	1,060	(6,351)	17,280
Net cash provided by (used in) operating activities	26,987	(4,090)	7,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,305)	(25,007)	(503)
Proceeds from sale of property, plant and equipment	3,607	1,031	364
Cash withdrawn from Industrea Trust Account	-	238,474	-
Acquisition of net assets, net of cash acquired - CPH acquisition	-	(449,434)	-
Acquisition of net assets, net of cash acquired - Other Business Combinations	-	(2,257)	-
Net cash (used in) investing activities	(19,698)	(237,193)	(139)

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Cash flows from financing activities:
Proceeds on long term debt	-	357,000	-
Payments on long term debt	(10,444)	(4,463)	-
Proceeds on revolving loan	143,559	73,659	4,693
Payments on revolving loan	(127,404)	(41,810)	(20,056)
Payment of debt issuance costs		(21,049)	-
Redemption of common shares	-	(231,415)	-
Payments on capital lease obligations	(45)	(34)	(7)
Purchase of treasury stock	(131)	-	-
Issuance of preferred shares	-	25,000	-
Payment of underwriting fees	-	(8,050)	-
Issuance of common shares	-	96,901	-
Payment of contingent consideration established in purchase accounting	(1,161)	-	-
Proceeds on exercise of rollover incentive options	-	1,370	-
Net cash provided by (used in) financing activities	4,374	247,109	(15,370)
Effect of foreign currency exchange rate on cash	(1,088)	(2,894)	(70)
Net increase (decrease) in cash	10,575	2,932	(7,663)
Cash:
Beginning of period	7,473	4	8,621
End of period	$18,048	$2,936	$958

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Supplemental cash flow information:
Cash paid for interest	$16,673	$11,081	$201
Cash paid for income taxes	$212	$265	$-

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$-	$164,909	$-
Equipment purchases included in accrued expenses and accounts payable	$4,557	$4,679	$-
Shares issued to acquire a business	$-	$1,150	$-
Holdbacks related to the acquisition of a business	$-	$181	$-

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

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures have had and may continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets.

In the final month of the second quarter of fiscal 2020, operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. In Seattle, the restrictions were eased in the beginning of May and in the U.K., the Prime Minister announced on May 10 that restarting construction and manufacturing is explicitly encouraged. As a result of the pandemic, the Company has implemented certain short-term cost reductions, including suspension of any remaining uncommitted 2020 capital expenditure investment, headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. While the Company believes these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods. The Company will continue to evaluate the effect of COVID-19 on its business.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-live assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020. Refer to Notes 2 and 8 for further discussion.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at April 30, 2020 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 million as of April 30, 2020 and October 31, 2019, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of April 30, 2020 or October 31, 2019.

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

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price resulting from the COVID-19 pandemic (“COVID-19”). As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Refer to Note 8 for further discussion.

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

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. As noted above, the Company identified a triggering event from the recent decline in its stock price and elected to perform an interim impairment test on its indefinite-lived trade names. Refer to Note 8 for further discussion.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of April 30, 2020. As noted above, the Company identified a triggering event from the recent decline in its stock price and assessed its long-lived assets for impairment.  Based on the results of the Company’s analysis, long-lived assets were not impaired.

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

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates for the periods presented, and the consolidated statements of operations are translated at the average exchange rate for the periods presented. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and accumulated in other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

Earnings per share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has two classes of stock: (1) Common Stock (comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders) and (2) Participating Preferred Stock (“Preferred Stock”).

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

Concentrations

As of April 30, 2020, and October 31, 2019, there were two significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Note 3. New Accounting Pronouncements

The Company has opted to take advantage of the extended transition period available to emerging growth companies pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) for new accounting standards.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. ASU 2016-15 is effective for emerging growth companies in annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company early adopted this ASU in the first quarter of 2020 on a retrospective basis and the adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which is a comprehensive new revenue recognition model.

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2019 and interim reporting periods within annual reporting periods beginning after December 15, 2020 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2021. The Company is currently evaluating the impact of the pending adoption of the new standard but does not expect a significant impact on the consolidated financial statements.

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

The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the new standard effective for the year ending October 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), This ASU, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for emerging growth companies that have elected to use private company adoption dates with annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the new standard effective for the year ending October 31, 2022. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. The Company is evaluating the anticipated impact of this standard on its condensed consolidated financial statements as well as timing of adoption.

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

The unaudited pro forma financial information is as follows:

(in thousands)	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Revenue	$147,980	$24,396
Pro forma revenue adjustments by Business Combination
Capital	-	24,765
CPH	-	95,958
Total pro forma revenue	$147,980	$145,119

(in thousands)	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Net loss	$(61,714)	$(22,575)
Pro forma net income (loss) adjustments by Business Combination
Capital	-	2,354
CPH	-	(13,275)
Total pro forma net loss	$(61,714)	$(33,496)

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at April 30, 2020 and at October 31, 2019 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans.

	April 30,		October 31,
	2020		2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$391,650	$347,345	$402,094	$394,052
Capital lease obligations	524	524	568	568

 In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The fair value of the deferred consideration was $1.7 million at October 31, 2019, which also represented the date at which the 3-year earnout period ended. The deferred consideration was paid out during the fiscal 2020 first quarter and as such, the liability no longer exists at April 30, 2020.

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

 Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at April 30, 2020 and at October 31, 2019 are comprised of the following:

	April 30,	October 31,
(in thousands)	2020	2019
Prepaid insurance	$4,165	$1,416
Prepaid licenses and deposits	609	528
Prepaid rent	495	485
Other prepaids	1,698	949
Total prepaid expenses and other current assets	$6,967	$3,378

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at April 30, 2020 and at October 31, 2019 are comprised of the following:

	April 30,	October 31,
(in thousands)	2020	2019
Land, building and improvements	$26,572	$26,085
Capital leases—land and buildings	828	828
Machinery and equipment	304,206	295,741
Transportation equipment	2,156	2,223
Furniture and office equipment	1,075	1,209
Property, plant and equipment, gross	334,837	326,086
Less accumulated depreciation	(27,724)	(18,671)
Property, plant and equipment, net	$307,113	$307,415

Depreciation expense for the three and six-month periods ended April 30, 2020 was $6.5 million and $13.0 million, respectively. Depreciation expense for the Successor for the three-month period ended April 30, 2019 and the period from December 6, 2018 to April 30, 2019 was $5.2 million and $8.7 million, respectively. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 was $2.1 million. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations).

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent sustained decline in its stock price and deterioration in general economic conditions resulting from COVID-19. As a result, the Company, with the assistance of a third party valuation specialist, performed an interim impairment test on its indefinite-lived trade name intangible assets and goodwill as of April 30, 2020.

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade name. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping trade name was approximately 11.8% below its carrying value and as such, recorded a non-cash impairment charge of $5.0 million in intangibles impairment in its consolidated statements of operations for both the three and six-month periods ended April 30, 2020. The impaired trade name has a remaining value of $37.3 million. In addition, the Company concluded that the fair values of its Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 7.8% and 109.1%, respectively, and their remaining values are $7.7 million and $5.5 million, respectively.

The goodwill impairment test was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping and U.K. Operations reporting units were approximately 6.9% and 14.8% below their carrying values, respectively. As such, the Company recorded non-cash impairment charges of $38.5 million and $14.4 million to its U.S. Concrete Pumping and U.K. Operations reporting units, respectively, in goodwill impairment in its consolidated statements of operations for both the three and six-month periods ended April 30, 2020. In addition, the Company concluded that the fair value of its U.S. Concrete Waste Management Services reporting unit exceeded its carrying value by approximately 4.5% and, as such, no impairment charge was recorded. The Company will continue to evaluate its goodwill and intangible assets in future quarters and note that the Company could record additional impairments based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The factors leading to the impairment of the Company's goodwill and intangibles were primarily due to (1) lower anticipated future net revenues and earnings in its estimate of future cash flows resulting from COVID-19 and (2) a higher discount rate applied to future cash flows as a result of uncertainties of the overall economic impact from COVID-19. There is inherent uncertainty associated with key assumptions used by the Company in its impairment analyses including the duration of the economic downturn associated with COVID-19 and the recovery period.

The following table summarizes the composition of intangible assets at April 30, 2020 and at October 31, 2019:

	April 30,					October 31,
	2020					2019
	Gross			Foreign Currency	Net	Gross		Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
(in thousands)	Value	Impairments	Amortization	Adjustment	Amount	Value	Amortization	Adjustment	Amount
Customer relationship	$193,042	$-	$(48,719)	$70	$144,393	$193,594	$(31,861)	$(62)	$161,671
Trade name	5,293	-	(752)	9	4,550	5,434	(483)	(7)	4,944
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	-	-	55,500
Noncompete agreements	200	-	(42)	-	158	200	(22)	-	178
Total intangibles	$254,035	$(5,000)	$(49,513)	$79	$199,601	$254,728	$(32,366)	$(69)	$222,293

Amortization expense for the three and six-month periods ended April 30, 2020 was $8.6 million and $17.1 million, respectively. Amortization expense for the Successor for the three-month period ended April 30, 2019 and the period from December 6, 2018 to April 30, 2019 was $7.0 million and 11.8 million, respectively. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 was $0.7 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to April 30, 2020)	$16,249
2021	26,855
2022	21,609
2023	17,176
2024	13,794
Thereafter	53,418
Total	$149,101

The changes in the carrying value of goodwill by reportable segment for the quarter ended April 30, 2020 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2019	$185,782	$41,173	$49,133	$-	$276,088
Measurement-period adjustments	200	-	-	-	200
Impairments	(38,500)	(14,240)	-	-	(52,740)
Foreign currency translation	-	(1,073)	-	-	(1,073)
Balance at April 30, 2020	$147,482	$25,860	$49,133	$-	$222,475

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

The outstanding balance under the Term Loan Agreement as of April 30, 2020 was $391.7 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Interbank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to April 30, 2020)	$15,666
2021	20,888
2022	20,888
2023	20,888
2024	20,888
Thereafter	292,432
Total	$391,650

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
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

The outstanding balance under the ABL Credit Agreement as of April 30, 2020 was $39.2 million and as of that date, the Company was in compliance with all debt covenants.

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

In April 2018, the Predecessor issued additional New Senior Notes with a principal amount of $15.0 million at a 104 percent premium for a total purchase price of $15.6 million. The $0.6 million was recorded by the Predecessor as a debt premium and was amortized over the life of the New Senior Notes using the effective interest method.

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

The table below is a summary of the composition of the Company’s long-term debt balances at April 30, 2020 and at October 31, 2019.

	April 30,	October 31,
(in thousands)	2020	2019
Short term portion of term loan	$20,888	$20,888
Long term portion of term loan	370,762	381,206
Total term loan	391,650	402,094
Less unamortized deferred financing costs	(18,314)	(20,268)
Total debt	$373,336	$381,826

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at April 30, 2020 and at October 31, 2019:

	April 30,	October 31,
(in thousands)	2020	2019
Accrued vacation	$4,651	$4,638
Accrued bonus	1,971	3,177
Other accrued	2,528	1,362
Total accrued payroll and payroll expenses	$9,150	$9,177

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at April 30, 2020 and at October 31, 2019:

	April 30,	October 31,
(in thousands)	2020	2019
Accrued insurance	$7,718	$6,105
Accrued interest	2,583	3,049
Accrued equipment purchases	5,449	15,343
Accrued sales and use tax	311	311
Accrued property taxes	639	915
Accrued professional fees	1,179	1,729
Other	2,763	654
Total accrued expenses and other liabilities	$20,642	$28,106

Note 12. Income Taxes

For the second fiscal quarter ended April 30, 2020, the Company recorded an income tax benefit of $2.2 million on a pretax loss of $61.2 million, resulting in an effective tax rate of 3.6%. For the same quarter a year ago, the Company recorded income tax expense of $1.6 million on a pretax loss of $8.1 million. For the first six months of 2020, the Company recorded an income tax benefit of $3.4 million on a pretax loss of $65.1 million, resulting in an effective tax rate of 5.2%. For the Successor period from December 6, 2018 to April 30, 2019, the Company recorded an income tax benefit of $1.2 million on a pretax loss of $14.5 million, resulting in an effective tax rate of 8.3%. For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million, resulting in an effective tax rate of 15.7%.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The Predecessor recorded tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(2)

The Successor included $0.8 million of tax expense in the estimated annual effective rate for the period ended April 30, 2019 related to foreign income inclusions compared to $0.1 million for the period ended April 30, 2020 and $0.0 for the Predecessor period ended December 5, 2018;

(3)	The Successor included $0.9 million of tax expense related to the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in the period ended April 30, 2020;
(4)	Of the $57.9 million of impairments recorded for goodwill and intangibles by the Company, only $11.9 million was deductible for tax purposes ($2.9 million tax benefit to the Company) as the remaining impairment was related to nondeductible goodwill; and
(5)

Differences in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended April 30, 2020 and April 30, 2019.

At April 30, 2020 and October 31, 2019, we had deferred tax liabilities, net of deferred tax assets, of $65.3 million and $69.0 million, respectively. The decrease in our net deferred tax liability is primarily due to current year operating results and reversal of existing deferred tax assets and liabilities during the period ended April 30, 2020. The Company has a valuation allowance of $0.1 million as of both April 30, 2020 and October 31, 2019 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had unrecognized tax benefits of $1.7 million as of April 30, 2020 and October 31, 2019. If recognized, none of these benefits would favorably impact the Company's income tax expense.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company has performed the analysis of the CARES Act and has concluded that there is no impact as of April 30, 2020. The Company will continue to evaluate how the CARES Act may impact future periods. Also, refer to Note 13.

On March 17, 2020, the House of Commons passed a Budget Resolution under the Provisional Collection of Taxes Act of 1968. The Budget Resolution substantively enacted an increase in the U.K. corporate tax rate for tax periods after March 31, 2020 from 17% to 19%. As a result of the Budget Resolution, the Company recorded tax expense of $0.9 million related to the remeasurement of deferred tax assets and liabilities to reflect the increase in the U.K. corporate tax rate.

The Company received a demand letter on March 31, 2020 alleging that the Company is required to apply for and remit to the Predecessor’s shareholders certain tax refunds from carrying back certain tax net operating loss carryforwards that were made available as a result of the recent passage of the CARES Act. No complaint against the Company has been filed alleging any claims with respect to this matter. The outcome of this issue is still not determinable at this time because the matter is still under review and no action has been taken by the Company with regards to these potential refunds under the CARES Act.

Note 13. Commitments and Contingencies

Insurance

As of April 30, 2020 and October 31, 2019, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles:

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NationsBuilders Insurance Services driver training)	$125,000
Automobile	$100,000
Workers' compensation	$250,000

We had accrued $6.3 million and $5.0 million, as of April 30, 2020 and October 31, 2019, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of April 30, 2020 and October 31, 2019, the Company had accrued $1.4 million and $1.1 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.4 million and $0.3 million, as of April 30, 2020 and October 31, 2019, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of April 30, 2020, total outstanding letters of credit totaled $1.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of April 30, 2020, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of April 30, 2020, 13,017,777 public warrants and no private warrants were outstanding.

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

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. Stock-based compensation expense for the three and six-month periods ended April 30, 2020 was $1.4 million and $2.9 million, respectively. Stock-based compensation expense was $0.4 million for the three-month period ending April 30, 2019 and the Successor period from December 6, 2018 through April 30, 2019.

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

Successor

At April 30, 2020 (Successor), the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 5.5 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.8 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For the Successor period presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the three and six-month periods ended April 30, 2020, the three-month period ended April 30, 2019, and the Successor period from December 6, 2018 through April 30, 2019:

	Successor
(in thousands, except share and per share amounts)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(58,968)	$(9,645)	$(61,714)	$(13,275)
Less: Accretion of liquidation preference on preferred stock	(470)	(434)	(943)	(703)
Less: Undistributed earnings allocated to participating securities	-	-	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(59,438)	$(10,079)	$(62,657)	$(13,978)

Weighted average shares (denominator):
Weighted average shares - basic	52,782,663	29,166,165	52,752,884	29,043,174
Weighted average shares - diluted	52,782,663	29,166,165	52,752,884	29,043,174

Basic loss per share	$(1.13)	$(0.35)	$(1.19)	$(0.48)
Diluted loss per share	$(1.13)	$(0.35)	$(1.19)	$(0.48)

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

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018:

Predecessor
(in thousands, except share and per share amounts)	November 1, 2018 through December 5, 2018
Net loss (numerator):
Net loss income attributable to Concrete Pumping Holdings, Inc.	$(22,575)
Less: Accretion of liquidation preference on preferred stock	(126)
Less: Undistributed earnings allocated to preferred shares	-
Net (loss) available to common shareholders	$(22,701)

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289
Weighted average shares - diluted	7,576,289

Antidilutive stock options	932,746

Basic loss per share	$(3.00)
Diluted loss per share	$(3.00)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital trade names.
●

U.K. Operations – Consists of concrete pumping services and leasing of concrete pumping equipment to customers in the U.K. Business in this segment is primarily performed under the Camfaud Concrete Pumps and Premier Concrete Pumping trade names. In addition to concrete pumping, we recently started operations of waste management services in the U.K. under the Eco-Pan trade name and the results of this business are included in this segment. This represents the Company’s foreign operations.

●

U.S. Concrete Waste Management Services – Consists of pans and containers rented to customers in the U.S. and the disposal of the concrete waste material services sold to customers in the U.S. Business in this segment is performed under the Eco-Pan trade name.

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

	Successor				Predecessor
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Revenue
U.S. Concrete Pumping	$57,459	$42,548	$112,564	$66,615	$16,659
U.K. Operations	8,401	12,689	19,086	18,504	5,143
U.S. Concrete Waste Management Services	8,306	6,751	16,589	10,839	2,628
Corporate	625	-	1,250	-	242
Intersegment	(750)	-	(1,509)	-	(276)
	$74,041	$61,988	$147,980	$95,958	$24,396

Income (loss) before income taxes
U.S. Concrete Pumping	$(47,054)	$(9,472)	$(50,928)	$(13,896)	$(27,354)
U.K. Operations	(15,446)	899	(16,454)	(1,064)	207
U.S. Concrete Waste Management Services	893	(123)	1,464	(414)	225
Corporate	418	623	836	906	155
	$(61,189)	$(8,073)	$(65,082)	$(14,468)	$(26,767)

	Successor				Predecessor
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
EBITDA
U.S. Concrete Pumping	$(28,814)	$5,812	$(13,952)	$11,348	$(24,565)
U.K. Operations	(12,712)	4,298	(10,753)	4,431	1,587
U.S. Concrete Waste Management Services	3,553	2,580	6,803	4,161	388
Corporate	625	687	1,250	1,008	180
	$(37,348)	$13,377	$(16,652)	$20,948	$(22,410)

Consolidated EBITDA reconciliation
Net loss	$(58,968)	$(9,645)	$(61,714)	$(13,275)	$(22,575)
Interest expense, net	8,765	9,318	18,268	14,910	1,644
Income tax benefit	(2,221)	1,572	(3,368)	(1,193)	(4,192)
Depreciation and amortization	15,076	12,132	30,162	20,506	2,713
EBITDA	$(37,348)	$13,377	$(16,652)	$20,948	$(22,410)

	Successor				Predecessor
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Depreciation and amortization
U.S. Concrete Pumping	$10,144	$6,706	$20,148	$11,532	$1,635
U.K. Operations	2,065	2,659	4,261	4,297	890
U.S. Concrete Waste Management Services	2,660	2,703	5,339	4,575	163
Corporate	207	64	414	102	25
	$15,076	$12,132	$30,162	$20,506	$2,713

Interest expense, net
U.S. Concrete Pumping	$(8,096)	$(8,578)	$(16,828)	$(13,712)	$(1,154)
U.K. Operations	(669)	(740)	(1,440)	(1,198)	(490)
U.S. Concrete Waste Management Services	-	-	-	-	-
Corporate	-	-	-	-	-
	$(8,765)	$(9,318)	$(18,268)	$(14,910)	$(1,644)

Transaction costs including transaction-related debt extinguishment
Corporate	$-	$1,282	$-	$1,282	$30,562
	$-	$1,282	$-	$1,282	$30,562

Total assets by segment for the periods presented are as follows:

	April 30,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$593,808	$637,384
U.K. Operations	127,076	138,435
U.S. Concrete Waste Management Services	138,725	137,646
Corporate	24,860	24,223
Intersegment	(80,297)	(66,323)
	$804,172	$871,365

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of April 30, 2020 and October 31, 2019 are as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018
Revenues
U.S.	$65,640	$49,299	$128,894	$77,454	$19,253
U.K.	8,401	12,689	19,086	18,504	5,143
	$74,041	$61,988	$147,980	$95,958	$24,396

	April 30,	October 31,
(in thousands)	2020	2019
Long Lived Assets
U.S.	$265,430	$263,363
U.K.	41,683	44,052
	$307,113	$307,415

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 10-K filed with the SEC on January 14, 2020.

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

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures have had and may continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on our business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets.

In the final month of the second quarter of fiscal 2020, our operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. In Seattle, the restrictions were eased in the beginning of May and in the U.K., the Prime Minister announced on May 10 that restarting construction and manufacturing is explicitly encouraged. As a result of the pandemic, we have implemented certain short-term cost reductions, including suspension of any remaining uncommitted 2020 capital expenditure investment, headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. While we believe these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods. We will continue to evaluate the effect of COVID-19 on its business.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-live assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 and recorded $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit.

In an effort to maintain the safety and welfare of our employees and customers, we have implemented various employee safety measures to contain the spread of COVID-19, including domestic and international travel restrictions, the promotion of social distancing and work-from-home practices, extensive cleaning protocols, daily symptom assessments, and enhanced use of personal protective equipment such as masks. We are closely monitoring all guidance provided by public agencies such as the Centers for Disease Control and Prevention in the U.S. and the U.K. department of health to ensure the safety of our employees, vendors, and customers.

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

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the six-months ended April 30, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

						S/P Combined
	Successor				Predecessor	(non-GAAP)
(dollars in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019

Revenue	$74,041	$61,988	$147,980	$95,958	$24,396	$120,354

Cost of operations	42,174	37,628	83,965	58,731	14,027	72,758
Gross profit	31,867	24,360	64,015	37,227	10,369	47,596
Gross margin	43.0%	39.3%	43.3%	38.8%	42.5%	39.5%

General and administrative expenses	26,381	21,853	52,988	35,534	4,936	40,470
Goodwill and intangibles impairment	57,944	-	57,944	-	-	-
Transaction costs	-	1,282	-	1,282	14,167	15,449
Income (loss) from operations	(52,458)	1,225	(46,917)	411	(8,734)	(8,323)

Other income (expense):
Interest expense, net	(8,765)	(9,318)	(18,268)	(14,910)	(1,644)	(16,554)
Loss on extinguishment of debt	-	-	-	-	(16,395)	(16,395)
Other income, net	34	20	103	31	6	37
Total other expense	(8,731)	(9,298)	(18,165)	(14,879)	(18,033)	(32,912)

Loss before income taxes	(61,189)	(8,073)	(65,082)	(14,468)	(26,767)	(41,235)

Income tax expense (benefit)	(2,221)	1,572	(3,368)	(1,193)	(4,192)	(5,385)

Net loss	(58,968)	(9,645)	(61,714)	(13,275)	(22,575)	(35,850)

Less accretion of liquidation preference on preferred stock	(470)	(434)	(943)	(703)	(126)	(829)
Loss available to common shareholders	$(59,438)	$(10,079)	$(62,657)	$(13,978)	$(22,701)	$(36,679)

Three Months Ended April 30, 2020

For the three months ended April 30, 2020, our net loss was $59.0 million, or an increase of $49.3 million when compared to the net loss of $9.6 million in the same period a year ago. The increase in net loss is primarily attributable to goodwill and intangible impairment charges totaling $57.9 million resulting from the significant decline in the Company's stock price driven by the COVID-19 pandemic. Despite the impact from COVID-19, we had a 19.4% improvement in revenue year-over-year, driven mostly by the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market, coupled with organic revenue improvements in many of our markets. Net income in the 2020 second quarter, when compared to the same period a year ago was also positively impacted by lower transaction costs of $1.3 million, all of which were the result of the acquisition of Capital, and lower interest expense of $0.6 million. These amounts were partially offset by higher amortization expense of $1.6 million and depreciation expense of $1.3 million, most of which are attributable to the acquisition of Capital, and an additional $2.9 million in general and administrative (“G&A”) expenses, which were driven by (1) an increase of $1.0 million in stock-based compensation expense and (2) $1.9 million of labor costs from increased headcounts due to our acquisition of Capital.

Six Months Ended April 30, 2020

For the six months ended April 30, 2020, our net loss was $61.7 million, or an increase of $25.9 million when compared to the net loss of $35.9 million in the S/P combined period a year ago. We had a 23.0% improvement in revenue year-over-year, driven mostly by the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market, coupled with organic revenue improvements in many of our markets. Net income for the six-months ended April 30, 2020, when compared to the S/P combined period a year ago, was positively impacted by lower transaction costs of $15.4 million, most of which related to the Business Combination, and lower loss on extinguishment of debt of $16.4 million, all of which were the result of the Business Combination. These amounts were offset by the goodwill and intangible impairment charge discussed above, higher amortization expense of $4.6 million and depreciation expense of $2.2 million, most of which are attributable to the acquisition of Capital, and an additional $7.9 million in general and administrative (“G&A”) expenses, which were driven mostly by (1) an increase of $2.5 million in stock-based compensation expense and (2) $4.5 million of labor costs from increased headcounts due to our acquisition of Capital.

Total Assets

Total assets decreased from $871.4 million as of October 31, 2019 to $804.2 million as of April 30, 2020. The decrease is primarily attributable to the goodwill and intangibles impairment charges of $57.9 million that were recorded during the three-months ended April 30, 2020.

	April 30,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$593,808	$637,384
U.K. Operations	127,076	138,435
U.S. Concrete Waste Management Services	138,725	137,646
Corporate	24,860	24,223
Intersegment	(80,297)	(66,323)
	$804,172	$871,365

Revenue

	Successor		Change
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	$	%
Revenue
U.S. Concrete Pumping	$57,459	$42,548	$14,911	35.0%
U.K. Operations	8,401	12,689	(4,288)	-33.8%
U.S. Concrete Waste Management Services	8,306	6,751	1,555	23.0%
Corporate	625	-	625	NM1
Intersegment	(750)	-	(750)	NM1
	$74,041	$61,988	$12,053	19.4%

(1) Not meaningful

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019	$	%
Revenue
U.S. Concrete Pumping	$112,564	$66,615	$16,659	$83,274	$29,290	35.2%
U.K. Operations	19,086	18,504	5,143	23,647	(4,561)	-19.3%
U.S. Concrete Waste Management Services	16,589	10,839	2,628	13,467	3,122	23.2%
Corporate	1,250	-	242	242	1,008	416.5%
Intersegment	(1,509)	-	(276)	(276)	(1,233)	446.7%
	$147,980	$95,958	$24,396	$120,354	$27,626	23.0%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 35.0%, or $14.9 million, from $42.5 million in the 2019 second fiscal quarter to $57.5 million in the 2020 second quarter. The incremental benefit of the acquisition of Capital, which added additional pumping capacity to Texas, drove $12.0 million of the increase in revenue. We also had improvements in revenue in many of our other markets that were partially offset by declines in Seattle due to construction site closures imposed as a result of COVID-19.

Revenue for our U.S. Concrete Pumping segment increased by 35.2%, or $29.3 million, from $83.3 million in the S/P combined six months ended April 30, 2019 to $112.6 million in the first six-months of 2020. The incremental benefit of the acquisition of Capital, which added additional pumping capacity to Texas, drove $24.9 million of the increase in revenue. We also had improvements in revenue in many of our other markets.

U.K. Operations

Revenue for our U.K. Operations segment decreased by 33.8%, or $4.3 million, from $12.7 million in the 2019 second fiscal quarter to $8.4 million in the 2020 second quarter. Excluding the impact from foreign currency translation, revenue was down 31.3% year over year. For the six-months ended April 30, 2020, revenue for our U.K. Operations segment decreased by 19.3%, or $4.6 million, from $23.6 million in the S/P combined six months ended April 30, 2019 to $19.1 million. Excluding the impact from foreign currency translation, revenue was down 18.3% year over year. The decline in revenue during both periods was largely attributable to complete lockdowns on business operations in the month of April that were imposed as a result of COVID-19.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 23.0%, or $1.6 million, from $6.8 million in the 2019 second fiscal quarter to $8.3 million in the 2020 second quarter. For the six-months ended April 30, 2020, revenue for the U.S. Concrete Waste Management Services segment increased by 23.2%, or $3.1 million, from $13.5 million in the S/P combined six-months ended April 30, 2019 to $16.6 million. The increase in revenue during both periods was primarily due to robust organic growth, pricing improvements, and continuing momentum in the newer branch locations.

Corporate

There was limited movement in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the 2020 second fiscal quarter increased 370 basis points from 39.3% in the 2019 first quarter to 43.0%. Gross margin for the first six months of 2020 increased 380 basis points from 39.5% in the S/P combined six-months ended April 30, 2019 to 43.3%. The increase in gross margin for both periods was primarily due to the post-acquisition contribution from Capital, more favorable fuel pricing and improvement in the Company’s procurement costs.

General and Administrative Expenses

G&A expenses for the 2020 second fiscal quarter were $26.4 million, an increase of $4.5 million from $21.9 million in the 2019 second quarter. As a percentage of revenue, G&A expenses were 35.6% for the 2020 second quarter compared to 35.3% for the 2019 second quarter. The increase was largely due to higher amortization of intangible assets expense of $1.6 million, most of which was the result of the acquisition of Capital. In addition, we incurred an additional $1.0 million in stock-based compensation expense as a result of a stock grant in April of 2019. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $1.9 million year-over-year. The remainder of the year-over-year increase was mostly attributable to headcount growth, predominantly from the new team members at Capital.

G&A expenses for the first six-months of 2020 were $53.0 million, an increase of $12.5 million from $40.5 million in the S/P combined six-months ended April 30, 2019. As a percent of revenue, G&A expenses were 35.8% for the first six-months of 2020 compared to 33.6% for the same period a year ago. The increase was largely due to higher amortization of intangible assets expense of $4.6 million, most of which was the result of the acquisition of Capital. In addition, we incurred an additional $2.5 million in stock-based compensation expense as a result of a stock grant in April of 2019. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $5.4 million year-over-year. The remainder of the year-over-year increase was mostly attributable to headcount growth, predominantly from the new team members at Capital.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. Transaction costs amounted to $1.3 million for the second quarter of 2019, which were associated with the Capital Acquisition. There were no transaction costs or debt extinguishment costs for the first six months of 2020.

During the period from November 1, 2018 through December 5, 2018, the Predecessor incurred transaction costs of $14.2 and debt extinguishment costs of $16.4 million. All costs in this period were related to the Business Combination.

Interest Expense, Net

Interest expense, net for the three-months ended April 30, 2020 was $8.8 million, down $0.6 million from the comparable three-month period from a year ago. Interest expense, net for the six-months ended April 30, 2020 was $18.3 million, up $1.7 million from the S/P combined six-month period from a year ago. The increase was due to having higher net debt for the six-month period presented for 2020 compared to the S/P combined period presented a year ago.

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit.

Income Tax (Benefit) Provision

For the second fiscal quarter ended April 30, 2020, we recorded an income tax benefit of $2.2 million on a pretax loss of $61.2 million, resulting in an effective tax rate of 3.6%. For the same quarter a year ago, we recorded income tax expense of $1.6 million on a pretax loss of $8.1 million. For the first six months of 2020, we recorded an income tax benefit of $3.4 million on a pretax loss of $65.1 million, resulting in an effective tax rate of 5.2%. For the S/P combined six-months ended April 30, 2019, we recorded an income tax benefit of $5.4 million on a pretax loss of $41.2 million, resulting in an effective tax rate of 13.1%.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	The Predecessor recorded tax expense of $1.4 million for the period ended December 5, 2018 related to nondeductible transaction related costs;
(2)

The Successor included $0.8 million of tax expense in the estimated annual effective rate for the period ended April 30, 2019 related to foreign income inclusions compared to $0.1 million for the period ended April 30, 2020 and $0.0 for the Predecessor period ended December 5, 2018;

(3)	The Successor included $0.9 million of tax expense related to the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in the period ended April 30, 2020;
(4)	Of the $57.9 million of impairments recorded for goodwill and intangibles by the Company, only $11.9 million was deductible for tax purposes ($2.9 million tax benefit to the Company) as the remaining impairment was related to nondeductible goodwill; and
(5)

Differences in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended April 30, 2020 and April 30, 2019.

Adjusted EBITDA(1)

	Successor		Change
(in thousands, except percentages)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	$	%
U.S. Concrete Pumping	$16,319	$10,803	$5,516	51.1%
U.K. Operations	2,516	4,081	(1,565)	-38.3%
U.S. Concrete Waste Management Services	4,055	2,977	1,078	36.2%
Corporate	625	371	254	68.5%
	$23,515	$18,232	$5,283	29.0%

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019	$	%
U.S. Concrete Pumping	$33,166	$15,539	$7,627	$23,166	$10,000	43.2%
U.K. Operations	5,127	4,566	1,396	5,962	(835)	-14.0%
U.S. Concrete Waste Management Services	7,804	4,681	388	5,069	2,735	54.0%
Corporate	1,250	1,008	177	1,185	65	5.5%
	$47,347	$25,794	$9,588	$35,382	$11,965	33.8%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $16.3 million for the three-months ended April 30, 2020, up 51.1% from $10.8 million for the second quarter of 2019. The significant year-over-year increase was primarily attributable to the acquisition of Capital, improved gross margins, and volume growth across many of the U.S. markets.

Adjusted EBITDA for our U.S. Concrete Pumping segment was $33.2 million for the first six months of 2020, up 43.2% from $23.2 million for the S/P combined six-months ended April 30, 2019. The significant year-over-year increase was due primarily to the same factors discussed above.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $2.5 million for the three-months ended April 30, 2020, down 38.3% from $4.1 million for the second quarter of 2019. For the six-months ended April 30, 2020, adjusted EBITDA for our U.K. Operations segment was $5.1 million, down 14.0% from $6.0 million for the S/P combined six-months ended April 30, 2019. The decreases in both periods are primarily attributable to the year-over-year change in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $4.1 million for the three-months ended April 30, 2020, up 36.2% from $3.0 million for the second quarter of 2019. For the six-months ended April 30, 2020, adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $7.8 million, up 54.0% from $5.1 million for the S/P combined six-months ended April 30, 2019. The increases in both periods is primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of April 30, 2020, we had $18.0 million of cash and cash equivalents and $15.1 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $33.1 million.

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

After consideration of any potential impacts from COVID-19 on our operations, we believe our existing cash and cash equivalent balances, cash flow from operations, borrowing capacity under our ABL Credit Agreement, and cash retained from the suspension of uncommitted 2020 capex investment will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

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

The outstanding balance under the Term Loan Agreement as of April 30, 2020 was $391.7 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Interbank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

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

The outstanding balance under the ABL Credit Agreement as of April 30, 2020 was $39.2 million and the Company was in compliance with all debt covenants.

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

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the six-months ended April 30, 2020 was $27.0 million. The Company had a net loss of $61.7 million that included significant non-cash charges, net totaling $89.5 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $13.0 million, (3) amortization of intangible assets of $17.1 million, (4) amortization of deferred financing costs of $2.1 million, (5) stock-based compensation expense of $2.9 million, and (6) an increase of $3.5 million in our net deferred income taxes. In addition, we had cash outflows related to the following activity: (1) a $5.2 million increase in prepaid expenses and other current assets and (2) a $0.5 million payment of contingent consideration in excess of amounts established in purchase accounting. These amounts were partially offset by cash inflows related to the following activity: (1) a decrease of $4.0 million in trade receivables, (2) an increase of $1.1 million in accrued payroll, accrued expenses and other current liabilities, (3) a $0.1 million decrease in inventory, and (4) an increase of $0.3 million in income taxes payable.

We used $19.7 million to fund investing activities during the six-months ended April 30, 2020. The Company used $23.3 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $3.6 million.

Net cash provided by financing activities was $4.4 million for the six-months ended April 30, 2020. Financing activities during this period included $16.2 million in net borrowings under the Company’s ABL Credit Agreement and was partially offset by payments on the Term Loan Agreement of $10.4 million and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Net cash used in operating activities during the period from December 6, 2018 through April 30, 2019 (the “Successor Period”) was $4.1 million. The Company had a net loss of $13.3 million that included significant non-cash charges totaling $22.3 million as follows: (1) depreciation of $8.7 million, (2) amortization of intangible assets of $11.8 million, and (3) amortization of deferred financing costs of $1.8 million. These amounts were partially offset by net cash outflows related to the following activity: (1) a $2.9 million increase in prepaid expenses and other current assets, (2) a $7.9 million decrease in accounts payable, and (3) a decrease of $6.4 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by cash inflows related to the following activity: (1) a decrease of $1.2 million in trade receivables, (2) a decrease of $0.1 million in inventory, (3) a decrease of $0.5 million in our net deferred income taxes, and (4) an increase of $1.8 million in income taxes payable.

We used $237.2 million to fund investing activities during the Successor Period. The Company paid $449.4 million to fund the Business Combination and $2.3 million to fund other business combinations. Additionally, $25.0 million was used to purchase machinery, equipment, and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $1.0 million.

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

Predecessor

Net cash provided by operating activities during the period from November 1, 2018 through December 5, 2018 (the “Predecessor Period”) was $7.9 million. The Company had a net loss of $22.6 million that included significant non-cash charges totaling $18.5 million as follows: (1) depreciation of $2.1 million, (2) prepayment penalty on early extinguishment of debt of $13.0 million, and (3) write off deferred debt issuance costs of $3.4 million. These amounts were partially offset by net cash inflows related to the following activity: (1) an increase of $0.3 million in inventory, (2) a $1.3 million increase in prepaid expenses and other current assets, (3) an increase of $4.4 million in our net deferred income taxes, (4) an increase of $17.3 million in accrued payroll, accrued expenses and other current liabilities, and (4) a $0.7 million decrease in accounts payable.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At April 30, 2020, we had $1.2 million of undrawn letters of credit outstanding.

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

						S/P Combined
	Successor				Predecessor	(non-GAAP)
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019
Consolidated
Net loss	$(58,968)	$(9,645)	$(61,714)	$(13,275)	$(22,575)	$(35,850)
Interest expense, net	8,765	9,318	18,268	14,910	1,644	16,554
Income tax benefit	(2,221)	1,572	(3,368)	(1,193)	(4,192)	(5,385)
Depreciation and amortization	15,076	12,132	30,162	20,506	2,713	23,219
EBITDA	(37,348)	13,377	(16,652)	20,948	(22,410)	(1,462)
Transaction expenses	-	1,282	-	1,282	14,167	15,449
Loss on debt extinguishment	-	-	-	-	16,395	16,395
Stock-based compensation	1,383	361	2,850	361	-	361
Other income, net	(33)	(20)	(103)	(31)	(6)	(37)
Goodwill and intangibles impairment	57,944	-	57,944	-	-	-
Other adjustments	1,569	3,232	3,308	3,234	1,442	4,676
Adjusted EBITDA	$23,515	$18,232	$47,347	$25,794	$9,588	$35,382

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019
U.S. Concrete Pumping
Net loss	$(44,303)	$(10,900)	$(46,790)	$(12,962)	$(25,252)	$(38,214)
Interest expense, net	8,096	8,578	16,828	13,712	1,154	14,866
Income tax benefit	(2,751)	1,428	(4,138)	(934)	(2,102)	(3,036)
Depreciation and amortization	10,144	6,706	20,148	11,532	1,635	13,167
EBITDA	(28,814)	5,812	(13,952)	11,348	(24,565)	(13,217)
Transaction expenses	-	1,282	-	1,282	14,167	15,449
Loss on debt extinguishment	-	-	-	-	16,395	16,395
Stock-based compensation	1,383	361	2,850	361	-	361
Other income, net	(7)	(20)	(17)	(31)	(6)	(37)
Goodwill and intangibles impairment	43,500	-	43,500	-	-	-
Other adjustments	257	3,368	785	2,579	1,636	4,215
Adjusted EBITDA	$16,319	$10,803	$33,166	$15,539	$7,627	$23,166

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019
U.K. Operations
Net income (loss)	$(15,955)	$789	$(16,848)	$(770)	$158	$(612)
Interest expense, net	669	740	1,440	1,198	490	1,688
Income tax expense (benefit)	509	110	394	(294)	49	(245)
Depreciation and amortization	2,065	2,659	4,261	4,297	890	5,187
EBITDA	(12,712)	4,298	(10,753)	4,431	1,587	6,018
Transaction expenses	-	-	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	(26)	-	(86)	-	-	-
Goodwill and intangibles impairment	14,444	-	14,444	-	-	-
Other adjustments	810	(217)	1,522	135	(191)	(56)
Adjusted EBITDA	$2,516	$4,081	$5,127	$4,566	$1,396	$5,962

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019
U.S. Concrete Waste Management Services
Net income (loss)	$859	$(96)	$1,225	$(387)	$2,009	$1,622
Interest expense, net	-	-	-	-	-	-
Income tax expense (benefit)	34	(27)	239	(27)	(1,784)	(1,811)
Depreciation and amortization	2,660	2,703	5,339	4,575	163	4,738
EBITDA	3,553	2,580	6,803	4,161	388	4,549
Transaction expenses	-	-	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	-	-	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-	-	-
Other adjustments	502	397	1,001	520	-	520
Adjusted EBITDA	$4,055	$2,977	$7,804	$4,681	$388	$5,069

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	December 6, 2018 through April 30, 2019	November 1, 2018 through December 5, 2018	Six Months Ended April 30, 2019
Corporate
Net income	$431	$562	$699	$844	$510	$1,354
Interest expense, net	-	-	-	-	-	-
Income tax expense (benefit)	(13)	61	137	62	(355)	(293)
Depreciation and amortization	207	64	414	102	25	127
EBITDA	625	687	1,250	1,008	180	1,188
Transaction expenses	-	-	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	-	-	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-	-	-
Other adjustments	-	(316)	-	-	(3)	(3)
Adjusted EBITDA	$625	$371	$1,250	$1,008	$177	$1,185

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding out future plans, as well as industry and economic conditions including those relating to the duration and severity of COVID-19. These assumptions and estimates include projected revenue, royalty rate, discount rate, tax amortization benefit and other market factors outside of our control. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year. During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million.

When we perform any goodwill impairment test, the estimated fair value of our reporting units are determined using an income approach that utilizes a discounted cash flow (“DCF”) model and a market approach that utilizes the guideline public company method (“GPC”), both of which are weighted for each reporting unit and are discussed below in further detail. In accordance with ASC 820, we evaluated the methods for reasonableness and reliability and assigned weightings accordingly. A mathematical weighting is not prescribed by ASC 820, rather it requires judgement. As such, each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. In addition, in order to assess the reasonableness of the fair value of our reporting units as calculated under both approaches, we also compare the Company’s total fair value to its market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair value over its market capitalization). We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable.

Under the income approach, the DCF model is based on expected future after-tax operating cash flows of the reporting unit, discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, (ii) the probability of regulatory approvals, and (iii) future economic conditions, including the extent and duration of the COVID-19 pandemic, all of which may differ from actual future cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in the DCF model, is based on estimates of the weighted average cost of capital (“WACC”) of market participants relative to our reporting unit. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. Any changes in these assumptions may affect our fair value estimate and the result of an impairment test. The discount rates and other inputs and assumptions are consistent with those that a market participant would use.

The GPC method provides an estimate of value using multiples derived from the stock prices of publicly traded companies. This method requires a selection of comparable publicly-traded companies on major exchanges and involves a certain degree of judgment, as no two companies are entirely alike. These companies should be engaged in the same or a similar line of business as the reporting units be evaluated. Once comparable companies are selected, the application of the GPC method includes (i) analysis of the guideline public companies' financial and operating performance, growth, intangible asset's value, size, leverage, and risk relative to the respective reporting unit, (ii) calculation of valuation multiples for the selected guideline companies, and (iii) application of the valuation multiples to each reporting unit's selected operating metrics to arrive at an indication of value. Market multiples for the selected guideline public companies are developed by dividing the business enterprise value of each guideline public company by a measure of its financial performance (e.g., earnings). The business enterprise value is calculated taking the market value of equity (share price times fully-diluted shares outstanding) plus total interest bearing debt net of cash, preferred stock and minority interest. The market value of equity is based upon the stock price of equity as of the valuation date, and the debt figures are taken from the most recently available financial statements as of the valuation date. In selecting appropriate multiples to apply to each reporting unit, we perform a comparative analysis between the reporting units and the guideline public companies. In making a selection, we consider the revenue growth, profitability and the size of the reporting unit compared to the guideline public companies, and the overall EBITDA multiples implied from the transaction price. In addition, we consider a control premium for purposes of estimating the fair value of our reporting units as we believe that a market participant buyer would be required to pay a premium for control of our business. The control premium utilized is based on control premiums observed in recent comparable market transactions.

The impairment charges were primarily due to COVID-19, which negatively impacted our market capitalization, drove an increase in the discount rate that is utilized in our DCF models, and negatively impacted near-term cash flow expectations.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of April 30, 2020.

Specifically, during completion of the Company’s goodwill and intangibles impairment analysis as of April 30, 2020, the Management review control related to certain inputs into the valuation analysis did not operate effectively, resulting in a material reduction to the goodwill impairment originally recorded. This error was identified and corrected prior to release of the Company’s fiscal 2020 second quarter Form 10-Q.

Management is currently evaluating the steps needed to remediate the material weakness.

  Changes in Internal Control Over Financial Reporting

Other than the discussion above, there have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

From time to time we are involved in various claims and lawsuits arising in the ordinary course of our business that we believe will not have a material adverse effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on January 14, 2020 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K

Public health emergencies, epidemics, or pandemics, including the novel coronavirus, could adversely affect our business, results of operations and financial condition

The widespread outbreak of an illness or any other communicable disease, or any other public health emergency that results in economic and trade disruptions could negatively impact our business and the businesses of our customers. In December 2019, a novel strain of coronavirus, COVID-19, was identified and the virus continues to spread globally and the World Health Organization has declared COVID-19 a pandemic. Many countries and localities across the world have implemented orders to slow and limit the transmission of the virus. These orders have limited or prohibited certain economic activity, including, in some jurisdictions in which we operate, the shutdown of construction activity. If such an illness or infectious disease broke out at one or more of our offices, facilities or work sites, our operations, productivity and ability to complete projects in accordance with our contractual obligations may be significantly affected and we may incur increased labor and materials costs. In addition, if the customers with which we contract are affected by an outbreak of infectious disease, their construction and service projects may be delayed or cancelled, and we may incur significant operating losses and increased labor and materials costs.

Furthermore, the extent to which the COVID-19 pandemic will impact our business and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.

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

Dated: June 11, 2020