Form 10-Q
period 2020-07-31
Concrete Pumping Holdings, Inc.
filed 2020-09-09
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 8, 2020, the registrant had 58,200,084 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2020

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 31,	October 31,
(in thousands except per share amounts)	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$4,131	$7,473
Trade receivables, net	44,365	45,957
Inventory	5,339	5,254
Income taxes receivable	4,766	697
Prepaid expenses and other current assets	4,631	3,378
Total current assets	63,232	62,759

Property, plant and equipment, net	305,896	307,415
Intangible assets, net	192,228	222,293
Goodwill	223,565	276,088
Other non-current assets	1,782	1,813
Deferred financing costs	814	997
Total assets	$787,517	$871,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$12,990	$23,555
Term loans, current portion	20,888	20,888
Current portion of capital lease obligations	95	91
Accounts payable	5,910	7,408
Accrued payroll and payroll expenses	11,183	9,177
Accrued expenses and other current liabilities	21,493	28,106
Income taxes payable	1,348	1,153
Deferred consideration	-	1,708
Total current liabilities	73,907	92,086

Long term debt, net of discount for deferred financing costs	348,183	360,938
Capital lease obligations, less current portion	405	477
Deferred income taxes	69,257	69,049
Total liabilities	491,752	522,550

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2020 and October 31, 2019	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 58,200,084 and 58,253,220 issued and outstanding as of July 31, 2020 and October 31, 2019, respectively	6	6
Additional paid-in capital	354,696	350,489
Treasury stock	(131)	-
Accumulated other comprehensive income (loss)	1,008	(599)
(Accumulated deficit)	(84,814)	(26,081)
Total stockholders' equity	270,765	323,815

Total liabilities and stockholders' equity	$787,517	$871,365

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Successor				Predecessor
(in thousands, except share and per share amounts)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018

Revenue	$77,131	$78,655	$225,111	$174,613	$24,396

Cost of operations	39,330	39,665	123,295	98,396	14,027
Gross profit	37,801	38,990	101,816	76,217	10,369

General and administrative expenses	26,954	28,159	79,941	63,693	4,936
Goodwill and intangibles impairment	-	-	57,944	-	-
Transaction costs	-	176	-	1,458	14,167
Income (loss) from operations	10,847	10,655	(36,069)	11,066	(8,734)

Other income (expense):
Interest expense, net	(8,364)	(9,843)	(26,632)	(24,753)	(1,644)
Loss on extinguishment of debt	-	-	-	-	(16,395)
Other income, net	36	28	139	59	6
Total other expense	(8,328)	(9,815)	(26,493)	(24,694)	(18,033)

Income (loss) before income taxes	2,519	840	(62,562)	(13,628)	(26,767)

Income tax expense (benefit)	(462)	(1,922)	(3,829)	(3,115)	(4,192)

Net income (loss)	2,981	2,762	(58,733)	(10,513)	(22,575)

Less accretion of liquidation preference on preferred stock	(489)	(456)	(1,432)	(1,159)	(126)

Income (loss) available to common shareholders	$2,492	$2,306	$(60,165)	$(11,672)	$(22,701)

Weighted average common shares outstanding
Basic	52,782,663	49,940,411	52,752,884	37,155,182	7,576,289
Diluted	55,892,193	53,122,690	52,752,884	37,155,182	7,576,289

Net income (loss) per common share
Basic	$0.05	$0.05	$(1.14)	$(0.31)	$(3.00)
Diluted	$0.04	$0.05	$(1.14)	$(0.31)	$(3.00)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor				Predecessor
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018

Net income (loss)	$2,981	$2,762	$(58,733)	$(10,513)	$(22,575)

Other comprehensive income (loss):
Foreign currency translation adjustment	3,821	(4,535)	1,607	(6,441)	(674)

Total comprehensive income (loss)	$6,802	$(1,773)	$(57,126)	$(16,954)	$(23,249)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(PREDECESSOR)
October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)
December 6, 2018 through July 31, 2019

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive
(in thousands)	Class A	Class B	Capital	Income (loss)	Accumulated Deficit	Total
Balance at December 6, 2018	$-	$1	$12,433	$-	$(7,434)	$5,000
Redemption of Class A common stock	-	-	(12,433)	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-
Net loss	-	-	-	-	(3,630)	(3,630)
Foreign currency translation adjustment	-	-	-	(557)	-	(557)
Balance at January 31, 2019	$3	$-	$261,808	$(557)	$(14,641)	$246,613
Shares issued to acquire business	-	-	1,150	-	-	$1,150
Stock-based compensation expense	-	-	361	-	-	361
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	(5,158)	-
Net loss	-	-	-	-	(9,645)	(9,645)
Foreign currency translation adjustment	-	-	-	(1,349)	-	(1,349)
Balance at April 30, 2019	$4	$-	$269,846	$(1,906)	$(29,444)	$238,500
Shares issued upon public offering Class A common stock	2	-	77,385	-	-	$77,387
Stock-based compensation expense	-	-	1,625	-	-	1,625
Net income	-	-	-	-	2,762	2,762
Foreign currency translation adjustment	-	-	-	(4,535)	-	(4,535)
Balance at July 31, 2019	$6	$-	$348,856	$(6,441)	$(26,682)	$315,739

(SUCCESSOR)
October 31, 2019 through July 31, 2020

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$350,489	$-	$(599)	$(26,081)	$323,815
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(2,746)	(2,746)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$351,956	$(131)	$1,372	$(28,827)	$324,376
Stock-based compensation expense	-	1,383	-	-	-	$1,383
Net loss	-	-	-	-	(58,968)	(58,968)
Foreign currency translation adjustment	-	-	-	(4,185)	-	(4,185)
Balance at April 30, 2020	$6	$353,339	$(131)	$(2,813)	$(87,795)	$262,606
Stock-based compensation expense	-	1,357	-	-	-	$1,357
Net income	-	-	-	-	2,981	2,981
Foreign currency translation adjustment	-	-	-	3,821	-	3,821
Balance at July 31, 2020	$6	$354,696	$(131)	$1,008	$(84,814)	$270,765

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
(in thousands)	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Net loss	$(58,733)	$(10,513)	$(22,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangibles impairment	57,944	-	-
Depreciation	19,537	14,125	2,060
Deferred income taxes	92	(2,983)	(4,355)
Amortization of deferred financing costs	3,094	1,385	152
Write off deferred debt issuance costs	-	-	3,390
Amortization of debt premium	-	-	(11)
Amortization of intangible assets	25,290	22,235	653
Stock-based compensation expense	4,207	1,986	27
Prepayment penalty on early extinguishment of debt	-	-	13,004
Net (loss) gain on the sale of property, plant and equipment	(944)	420	(166)
Payment of contingent consideration in excess of amounts established in purchase accounting	(526)	-	-
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	1,668	(4,346)	485
Inventory	(63)	(143)	(294)
Prepaid expenses and other current assets	(3,520)	(4,209)	(1,283)
Income taxes payable, net	(3,899)	(279)	203
Accounts payable	(1,489)	(7,666)	(654)
Accrued payroll, accrued expenses and other current liabilities	10,826	(8,587)	17,280
Net cash provided by operating activities	53,484	1,425	7,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,658)	(29,700)	(503)
Proceeds from sale of property, plant and equipment	6,392	1,546	364
Cash withdrawn from Industrea Trust Account	-	238,474	-
Acquisition of net assets, net of cash acquired - CPH acquisition	-	(449,434)	-
Acquisition of net assets, net of cash acquired - Capital acquisition	-	(129,218)
Acquisition of net assets, net of cash acquired - Other Business Combinations	-	(2,257)	-
Net cash (used in) investing activities	(30,266)	(370,589)	(139)

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Cash flows from financing activities:
Proceeds on long term debt	-	417,000	-
Payments on long term debt	(15,666)	(9,747)	-
Proceeds on revolving loan	206,420	161,123	4,693
Payments on revolving loan	(217,162)	(128,932)	(20,056)
Payment of debt issuance costs	-	(23,708)	-
Redemption of common shares	-	(231,415)	-
Payments on capital lease obligations	(67)	(56)	(7)
Purchase of treasury stock	(131)	-	-
Issuance of preferred shares	-	25,000	-
Payment of underwriting fees	-	(8,050)	-
Issuance of common shares - Dec 2018	-	96,900	-
Issuance of common shares - May 2019	-	77,387	-
Payment of contingent consideration established in purchase accounting	(1,161)	-	-
Proceeds on exercise of rollover incentive options	-	1,370	-
Net cash provided by (used in) financing activities	(27,767)	376,872	(15,370)
Effect of foreign currency exchange rate on cash	1,207	(3,183)	(70)
Net increase (decrease) in cash	(3,342)	4,525	(7,663)
Cash:
Beginning of period	7,473	4	8,621
End of period	$4,131	$4,529	$958

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Successor		Predecessor
(in thousands)	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Supplemental cash flow information:
Cash paid for interest	$24,017	$20,696	$201
Cash paid for income taxes	$343	$1,860	$-

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$-	$164,909	$-
Equipment purchases included in accrued expenses and accounts payable	$2,397	$7,658	$-
Shares issued to acquire a business	$-	$1,150	$-
Holdbacks related to the acquisition of a business	$-	$181	$-

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete contractor companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 22 states, with its corporate headquarters in Thornton (near Denver), Colorado. Camfaud has 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry in the U.S. and the U.K. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 16 operating locations across the U.S. and shares an operating location in the U.K. with one of the Camfaud branches mentioned above, with its corporate headquarters in Thornton (near Denver), Colorado.

Seasonality

The Company’s sales are historically seasonal, with lower revenue volumes typically in the first half of the year and higher revenue volumes in the second half of each year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from first half to second half of the year and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets.

In the final month of the second quarter of fiscal 2020, our operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. These restrictions were, for the most part, lifted during the third quarter ended July 31, 2020. As a result of the pandemic, the Company has implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. The Company had previously suspended any remaining uncommitted 2020 capital expenditure investments, but that has since been lifted as its overall liquidity and operations have improved. While the Company believes these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods. The Company will continue to evaluate the effect of COVID-19 on its business.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020. There were no triggering events during the fiscal 2020 third quarter. Refer to Notes 2 and 8 for further discussion. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at July 31, 2020 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 million as of July 31, 2020 and October 31, 2019, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of July 31, 2020 or October 31, 2019.

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

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. As noted above, the Company identified a triggering event during the second fiscal quarter of 2020 from the recent decline in its stock price and elected to perform an interim impairment test on its indefinite-lived trade names. Refer to Note 8 for further discussion.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. Based on the results of the Company’s analysis, long-lived assets were not impaired. No indicators of impairment were identified as of July 31, 2020. As noted above, the Company identified a triggering event during the second fiscal quarter of 2020 from the recent decline in its stock price and assessed its long-lived assets for impairment.

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

Concentrations

As of  July 31, 2020, and October 31, 2019, there were two significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

The unaudited pro forma financial information is as follows:

(in thousands)	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019
Revenue	$225,111	$24,396
Pro forma revenue adjustments by Business Combination
Capital	-	26,829
CPH	-	174,613
Total pro forma revenue	$225,111	$225,838

(in thousands)	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019
Net loss	$(58,733)	$(22,575)
Pro forma net income (loss) adjustments by Business Combination
Capital	-	2,868
CPH	-	(10,513)
Total pro forma net loss	$(58,733)	$(30,220)

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at July 31, 2020 and at October 31, 2019 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans.

	July 31,		October 31,
	2020		2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$386,427	$359,377	$402,094	$394,052
Capital lease obligations	500	500	568	568

 In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The fair value of the deferred consideration was $1.7 million at October 31, 2019, which also represented the date at which the 3-year earnout period ended. The deferred consideration was paid out during the fiscal 2020 first quarter and as such, the liability no longer exists at July 31, 2020.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at July 31, 2020 and at October 31, 2019 are comprised of the following:

	July 31,	October 31,
(in thousands)	2020	2019
Prepaid insurance	$3,358	$1,416
Prepaid licenses and deposits	363	528
Prepaid rent	533	485
Other prepaids	377	949
Total prepaid expenses and other current assets	$4,631	$3,378

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at July 31, 2020 and at October 31, 2019 are comprised of the following:

	July 31,	October 31,
(in thousands)	2020	2019
Land, building and improvements	$26,682	$26,085
Capital leases—land and buildings	828	828
Machinery and equipment	311,903	295,741
Transportation equipment	2,213	2,223
Furniture and office equipment	1,184	1,209
Property, plant and equipment, gross	342,810	326,086
Less accumulated depreciation	(36,914)	(18,671)
Property, plant and equipment, net	$305,896	$307,415

Depreciation expense for the three and nine-month periods ended July 31, 2020 was $6.5 million and $19.5 million, respectively. Depreciation expense for the Successor for the three-month period ended July 31, 2019 and the period from December 6, 2018 to July 31, 2019 was $5.5 million and $14.1 million, respectively. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 was $2.1 million. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses.

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

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade name. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping trade name was approximately 11.8% below its carrying value and as such, recorded a non-cash impairment charge of $5.0 million in intangibles impairment in its consolidated statements of operations for both the three and six-month periods ended April 30, 2020. The impaired trade name has a remaining value of $37.3 million as of July 31, 2020. In addition, the Company concluded that the fair values of its Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 7.8% and 109.1%, respectively, and their remaining values are $7.7 million and $5.5 million as of July 31, 2020, respectively.

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

There were no triggering events during the fiscal 2020 third quarter. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at July 31, 2020 and at October 31, 2019:

	July 31,					October 31,
	2020					2019
	Gross			Foreign Currency	Net	Gross		Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
(in thousands)	Value	Impairments	Amortization	Adjustment	Amount	Value	Amortization	Adjustment	Amount
Customer relationship	$193,913	$-	$(56,721)	$(216)	$136,976	$193,594	$(31,861)	$(62)	$161,671
Trade name	5,516	-	(883)	(29)	4,604	5,434	(483)	(7)	4,944
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	-	-	55,500
Noncompete agreements	200	-	(52)	-	148	200	(22)	-	178
Total intangibles	$255,129	$(5,000)	$(57,656)	$(245)	$192,228	$254,728	$(32,366)	$(69)	$222,293

Amortization expense for the three and nine-month periods ended July 31, 2020 was $8.1 million and $25.3 million, respectively. Amortization expense for the Successor for the three-month period ended July 31, 2019 and the period from December 6, 2018 to July 31, 2019 was $10.4 million and $22.2 million, respectively. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 was $0.7 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to July 31, 2020)	$8,077
2021	26,831
2022	21,589
2023	17,159
2024	13,779
Thereafter	54,293
Total	$141,728

The changes in the carrying value of goodwill by reportable segment for the quarter ended July 31, 2020 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2019	$185,782	$41,173	$49,133	$-	$276,088
Measurement-period adjustments	200	-	-	-	200
Impairments	(38,500)	(14,444)	-	-	(52,944)
Foreign currency translation	-	221	-	-	221
Balance at July 31, 2020	$147,482	$26,950	$49,133	$-	$223,565

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

The outstanding balance under the Term Loan Agreement as of July 31, 2020 was $386.4 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Interbank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2020 (excluding the period from November 1, 2019 to July 31, 2020)	$5,222
2021	20,888
2022	20,888
2023	20,888
2024	20,888
Thereafter	297,653
Total	$386,427

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
●

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swing loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;

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

The outstanding balance under the ABL Credit Agreement as of July 31, 2020 was $13.0 million and as of that date, the Company was in compliance with all debt covenants.

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

Seller notes

In connection with the acquisitions of the Camfaud and Reilly Concrete Pumping Limited (“Reilly”) in November 2016 and July 2017, respectively, the Predecessor entered into separate loan agreements with the former owners of Camfaud and Reilly for $6.2 million and $1.9 million, respectively (collectively, the “Seller Notes”). The Seller Note with respect to Camfaud bore interest at 5.0% per annum and all principal plus accrued interest was due upon the earlier of; (1) 6 months after the U.K. Revolver is repaid in full, (2) 42 months after the acquisition date ( May 2020) or (3) the date on which the Predecessor suffers an insolvency event. The Seller Note with respect to Reilly bore interest at 5.0% per annum and all principal plus accrued interest are due three years after the acquisition date ( July 2020). The Seller Notes were unsecured.

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

The table below is a summary of the composition of the Company’s long-term debt balances at July 31, 2020 and at October 31, 2019.

	July 31,	October 31,
(in thousands)	2020	2019
Short term portion of term loan	$20,888	$20,888
Long term portion of term loan	365,539	381,206
Total term loan	386,427	402,094
Less unamortized deferred financing costs	(17,356)	(20,268)
Total debt	$369,071	$381,826

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at July 31, 2020 and at October 31, 2019:

	July 31,	October 31,
(in thousands)	2020	2019
Accrued vacation	$3,468	$4,638
Accrued bonus	3,502	3,177
Other accrued	4,213	1,362
Total accrued payroll and payroll expenses	$11,183	$9,177

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at July 31, 2020 and at October 31, 2019:

	July 31,	October 31,
(in thousands)	2020	2019
Accrued insurance	$8,397	$6,105
Accrued interest	2,543	3,049
Accrued equipment purchases	2,397	15,343
Accrued sales and use tax	311	311
Accrued property taxes	723	915
Accrued professional fees	1,949	1,729
Accrued due to related party (refer to Note 12)	2,000	-
Other	3,173	654
Total accrued expenses and other liabilities	$21,493	$28,106

Note 12. Income Taxes

For the third fiscal quarter ended July 31, 2020, the Company recorded an income tax benefit of $0.5 million on pretax income of $2.5 million. For the same quarter a year ago, the Company recorded an income tax benefit of $1.9 million on pretax income of $0.8 million.

For the first nine months of fiscal 2020, the Company recorded an income tax benefit of $3.8 million on a pretax loss of $62.6 million. For the Successor period from December 6, 2018 to July 31, 2019, the Company recorded an income tax benefit of $3.1 million on a pretax loss of $13.6 million. For the Predecessor period from November 1, 2018 to December 5, 2018, the Company recorded an income tax benefit of $4.2 million on a pretax loss of $26.8 million. The effective tax rates for the periods presented were not meaningful.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	For the period ended December 5, 2018, the Predecessor recorded nondeductible transaction related costs that resulted in a $1.4 million permanent tax difference;
(2)	The Successor included $0.2 million of tax benefit in the estimated annual effective rate for the period ended July 31, 2019 related to foreign income inclusions compared to $0.3 million of tax expense for the period ended July 31, 2020 and $0.0 for the Predecessor period ended December 5, 2018;
(3)	The Successor included $0.9 million of tax expense related to the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in the period ended July 31, 2020
(4)

Of the $57.9 million of impairments recorded for goodwill and intangibles by the Company during the second quarter of fiscal 2020, only $11.9 million was deductible for tax purposes ($2.9 million tax benefit to the Company) as the remaining impairment was related to nondeductible goodwill;

(5)	The Successor included a tax benefit of $1.4 million in the period ended July 31, 2020 related to write-up in the carrying value of certain net operating losses (“NOL”) carryforwards as it was determined that those NOLs would be carried back to prior years pursuant to the provisions included in the CARES Act (see below for further details);
(6)	For the period ended July 31, 2020, the Successor recorded nondeductible expenses related to a contingent liability (see discussion below for further detail) that resulted in a $0.4 million permanent tax difference; and
(7)	Changes in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended July 31, 2020 and 2019.

At July 31, 2020 and October 31, 2019, we had deferred tax liabilities, net of deferred tax assets, of $69.3 million and $69.0 million, respectively. The Company has a valuation allowance of $0.1 million as of both July 31, 2020 and October 31, 2019 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had unrecognized tax benefits of $1.6 million and $1.7 million as of July 31, 2020 and October 31, 2019, respectively. If recognized, none of these benefits would favorably impact the Company's income tax expense.

On March 17, 2020, the House of Commons in the U.K. passed a Budget Resolution under the Provisional Collection of Taxes Act of 1968 (the “Budget Resolution”). The Budget Resolution substantively enacted an increase in the U.K. corporate tax rate for tax periods after March 31, 2020 from 17% to 19%. As a result of the Budget Resolution, the Company recorded tax expense of $0.9 million related to the remeasurement of deferred tax assets and liabilities to reflect the increase in the U.K. corporate tax rate.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company has performed the analysis of the CARES Act and with the exception of carrying back certain NOLs discussed in the paragraph below, the Company has concluded that there is no impact as of July 31, 2020. The Company will continue to evaluate how the CARES Act may impact future periods. Also, refer to Note 13.

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOLs to the fiscal 2016 and 2017 tax returns. On March 31, 2020, the Company received a demand letter alleging that the Company is required to apply for and remit to the Predecessor’s shareholders certain tax refunds from carrying back certain tax net operating loss carryforwards that were made available as a result of the recent passage of the CARES Act. In the fiscal 2020 third quarter, the Company carried back all NOLs that were generated in fiscal year 2018. Furthermore, in August 2020, the Company carried back a portion of the NOLs accumulated during the fiscal 2019 year. As of the date of filing, no agreement has been reached between the Company and the Predecessor’s shareholders. However, the Company has recorded a $2.0 million estimated loss related to this contingent liability that is included in general and administrative expenses in the accompanying consolidated statements of operations. Following the $1.4 million write-up in the carrying value of the NOL’s as a result of the carryback benefit at a higher tax rate, the net estimated financial impact to the Company is a $0.6 million loss. The corresponding due to related party is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Note 13. Commitments and Contingencies

Insurance

As of July 31, 2020 and October 31, 2019, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles:

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NationsBuilders Insurance Services driver training)	$125,000
Automobile	$100,000
Workers' compensation	$250,000

We had accrued $6.5 million and $5.0 million, as of July 31, 2020 and October 31, 2019, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of July 31, 2020 and October 31, 2019, the Company had accrued $1.9 million and $1.1 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million and $0.3 million, as of July 31, 2020 and October 31, 2019, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of July 31, 2020, total outstanding letters of credit totaled $1.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of July 31, 2020, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. After the completion of the Warrant Exchange and as of July 31, 2020, 13,017,777 public warrants and no private warrants were outstanding.

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

Included in the table below is a summary of the awards granted, including the location, type of award, fair value of awards, and the date that expense will be recognized through. In accordance with ASC 718, the market-based awards were assigned the fair values in the table below using a Monte Carlo simulation model.  In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time these market-based stock awards vest under both vesting conditions, expense recognition will be accelerated. Stock-based compensation expense for the three and nine-month periods ended July 31, 2020 was $1.4 million and $4.2 million, respectively. Stock-based compensation expense for the three-month period ending July 31, 2019 and the Successor period from December 6, 2018 through July 31, 2019 was $1.6 million and $2.0 million, respectively.

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

Successor

At July 31, 2020 (Successor), the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 5.5 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.8 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For the Successor period presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the three and nine-month periods ended July 31, 2020, the three-month period ended July 31, 2019, and the Successor period from December 6, 2018 through July 31, 2019:

	Successor
(in thousands, except share and per share amounts)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019
Net income (loss) (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$2,981	$2,762	$(58,733)	$(10,513)
Less: Accretion of liquidation preference on preferred stock	(489)	(456)	(1,432)	(1,159)
Less: Undistributed earnings allocated to participating securities	(42)	(53)	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$2,450	$2,253	$(60,165)	$(11,672)
Add back: Accretion of liquidation preference on preferred stock	489	456	-	-
Add back: Undistributed earning allocated to participating securities	42	53	-	-
Less: Undistributed earnings reallocated to participating securities	(41)	(51)	-	-
Numerator for diluted earnings (loss) per share	$2,940	$2,711	$(60,165)	$(11,672)

Weighted average shares (denominator):
Weighted average shares - basic	52,782,663	49,940,411	52,752,884	37,155,182
Weighted average shares - diluted	55,892,193	53,122,690	52,752,884	37,155,182

Basic income (loss) per share	$0.05	$0.05	$(1.14)	$(0.31)
Diluted income (loss) per share	$0.04	$0.05	$(1.14)	$(0.31)

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

The table below shows our basic and diluted EPS calculations for the Predecessor periods from November 1, 2018 through December 5, 2018:

Predecessor
(in thousands, except share and per share amounts)	November 1, 2018 through December 5, 2018
Net loss (numerator):
Net loss income attributable to Concrete Pumping Holdings, Inc.	$(22,575)
Less: Accretion of liquidation preference on preferred stock	(126)
Less: Undistributed earnings allocated to preferred shares	-
Net (loss) available to common shareholders	$(22,701)

Weighted average shares (denominator):
Weighted average shares - basic	7,576,289
Weighted average shares - diluted	7,576,289

Antidilutive stock options	932,746

Basic loss per share	$(3.00)
Diluted loss per share	$(3.00)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital Pumping trade names.
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

	Successor				Predecessor
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Revenue
U.S. Concrete Pumping	$58,644	$58,354	$171,209	$124,969	$16,659
U.K. Operations	9,208	12,492	28,294	30,996	5,143
U.S. Concrete Waste Management Services	9,390	7,967	25,978	18,806	2,628
Corporate	625	626	1,875	1,634	242
Intersegment	(736)	(784)	(2,245)	(1,792)	(276)
	$77,131	$78,655	$225,111	$174,613	$24,396

Income (loss) before income taxes
U.S. Concrete Pumping	$497	$(1,050)	$(50,430)	$(14,946)	$(27,354)
U.K. Operations	(81)	1,353	(16,535)	290	207
U.S. Concrete Waste Management Services	1,685	329	3,149	(85)	225
Corporate	418	208	1,254	1,113	155
	$2,519	$840	$(62,562)	$(13,628)	$(26,767)

	Successor				Predecessor
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
EBITDA
U.S. Concrete Pumping	$17,862	$17,934	$3,911	$29,283	$(24,565)
U.K. Operations	2,715	5,013	(8,038)	9,445	1,587
U.S. Concrete Waste Management Services	4,346	3,587	11,149	7,748	388
Corporate	625	626	1,875	1,633	180
	$25,548	$27,160	$8,897	$48,109	$(22,410)

Consolidated EBITDA reconciliation
Net income (loss)	$2,981	$2,762	$(58,733)	$(10,513)	$(22,575)
Interest expense, net	8,364	9,843	26,632	24,753	1,644
Income tax benefit	(462)	(1,922)	(3,829)	(3,115)	(4,192)
Depreciation and amortization	14,665	16,477	44,827	36,984	2,713
EBITDA	$25,548	$27,160	$8,897	$48,109	$(22,410)

	Successor				Predecessor
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Depreciation and amortization
U.S. Concrete Pumping	$9,745	$9,938	$29,893	$21,471	$1,635
U.K. Operations	2,052	2,864	6,313	7,161	890
U.S. Concrete Waste Management Services	2,661	3,257	8,000	7,832	163
Corporate	207	418	621	520	25
	$14,665	$16,477	$44,827	$36,984	$2,713

Interest expense, net
U.S. Concrete Pumping	$(7,620)	$(9,046)	$(24,448)	$(22,758)	$(1,154)
U.K. Operations	(744)	(796)	(2,184)	(1,994)	(490)
U.S. Concrete Waste Management Services	-	(1)	-	(1)	-
Corporate	-	-	-	-	-
	$(8,364)	$(9,843)	$(26,632)	$(24,753)	$(1,644)

Transaction costs including transaction-related debt extinguishment
U.S. Concrete Pumping	$-	$1,458	$-	$1,458	$-
Corporate	-	(1,282)	-	-	30,562
	$-	$176	$-	$1,458	$30,562

Total assets by segment for the periods presented are as follows:

	July 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$583,810	$637,384
U.K. Operations	122,986	138,435
U.S. Concrete Waste Management Services	138,718	137,646
Corporate	25,139	24,223
Intersegment	(83,136)	(66,323)
	$787,517	$871,365

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of July 31, 2020 and October 31, 2019 are as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018
Revenues
U.S.	$67,923	$66,163	$196,817	$143,617	$19,253
U.K.	9,208	12,492	28,294	30,996	5,143
	$77,131	$78,655	$225,111	$174,613	$24,396

	July 31,	October 31,
(in thousands)	2020	2019
Long Lived Assets
U.S.	$262,419	$263,363
U.K.	43,477	44,052
	$305,896	$307,415

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

U.K. Operations

Our U.K. operations consists of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment on a long-term basis without an operator). Camfaud’s core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Camfaud currently has 30 branch locations throughout the U.K. In addition, during the 2019 third quarter, we started concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared location with one of the Camfaud branches. The U.K. operations headquarters are in Epping (near London), England.

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

Impacts of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures have had and will likely continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on our business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets.

In the final month of the second quarter of fiscal 2020, our operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. These restrictions were, for the most part, lifted during the third quarter ended July 31, 2020. As a result of the pandemic, we have implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. While we believe these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods. We will continue to evaluate the effect of COVID-19 on our business.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the second quarter of fiscal 2020, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 and recorded $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. No additional impairments were required during the third quarter of fiscal 2020.

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

As Industrea’s historical financial information is excluded from the Predecessor financial information, the business, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Business Combination. Management believes reviewing our operating results for the nine-months ended July 31, 2019 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

						S/P Combined
	Successor				Predecessor	(non-GAAP)
(dollars in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019

Revenue	$77,131	$78,655	$225,111	$174,613	$24,396	$199,009

Cost of operations	39,330	39,665	123,295	98,396	14,027	112,423
Gross profit	37,801	38,990	101,816	76,217	10,369	86,586
Gross margin	49.0%	49.6%	45.2%	43.6%	42.5%	43.5%

General and administrative expenses	26,954	28,159	79,941	63,693	4,936	68,629
Goodwill and intangibles impairment	-	-	57,944	-	-	-
Transaction costs	-	176	-	1,458	14,167	15,625
Income (loss) from operations	10,847	10,655	(36,069)	11,066	(8,734)	2,332

Other income (expense):
Interest expense, net	(8,364)	(9,843)	(26,632)	(24,753)	(1,644)	(26,397)
Loss on extinguishment of debt	-	-	-	-	(16,395)	(16,395)
Other income, net	36	28	139	59	6	65
Total other expense	(8,328)	(9,815)	(26,493)	(24,694)	(18,033)	(42,727)

Income (loss) before income taxes	2,519	840	(62,562)	(13,628)	(26,767)	(40,395)

Income tax expense (benefit)	(462)	(1,922)	(3,829)	(3,115)	(4,192)	(7,307)

Net income (loss)	2,981	2,762	(58,733)	(10,513)	(22,575)	(33,088)

Less accretion of liquidation preference on preferred stock	(489)	(456)	(1,432)	(1,159)	(126)	(1,285)
Net income (loss) available to common shareholders	$2,492	$2,306	$(60,165)	$(11,672)	$(22,701)	$(34,373)

Three Months Ended July 31, 2020

For the three months ended July 31, 2020, our net income was $3.0 million, or an increase of $0.2 million when compared to the net income of $2.8 million in the same period a year ago. We had a 1.9% decline in revenue year-over-year from $78.7 million in the fiscal 2019 third quarter to $77.1 million in the third quarter of fiscal 2020, driven mostly by the 26.3% decline in our U.K. Operations segment as a result of construction site shutdowns due to COVID-19.  This was mostly offset up by robust year-over-year revenue growth of 17.9% from our U.S Concrete Waste Management Services segment. Net income in the third quarter of fiscal 2020, when compared to the same period a year ago was also impacted by lower interest expense of $1.5 million, lower general and administrative expenses of $1.2 million, and a $1.5 million lesser income tax benefit.

Nine Months Ended July 31, 2020

For the nine months ended July 31, 2020, our net loss was $58.7 million, or an increase of $25.6 million when compared to the net loss of $33.1 million in the S/P combined period a year ago. The higher net loss is primarily attributable to goodwill and intangible impairment charges totaling $57.9 million resulting from the significant decline in the Company's stock price during the second quarter driven by the COVID-19 pandemic. Despite the impact from COVID-19, we had a 13.1% improvement in revenue year-over-year, driven mostly by the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market, and strong revenue growth of 21.2% from our U.S. Concrete Waste Management Services segment. Our improved revenue was slightly offset by a 21.7% year-over-year decline in revenue from our U.K. Operations segment which has been heavily impacted from construction site shutdowns due to COVID-19. Net income for the nine-months ended July 31, 2020, when compared to the S/P combined period a year ago, was also impacted by (1) lower transaction costs of $15.6 million, most of which related to the Business Combination, (2) lower loss on extinguishment of debt of $16.4 million, all of which were the result of the Business Combination, and (3) $11.3 million in higher general and administrative expenses.

Total Assets

	July 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$583,810	$637,384
U.K. Operations	122,986	138,435
U.S. Concrete Waste Management Services	138,718	137,646
Corporate	25,139	24,223
Intersegment	(83,136)	(66,323)
	$787,517	$871,365

Total assets decreased from $871.4 million as of October 31, 2019 to $787.5 million as of July 31, 2020. The decrease is primarily attributable to the goodwill and intangibles impairment charges of $57.9 million that were recorded during the second quarter of fiscal 2020. The remainder is attributable to depreciation and amortization of long lived assets.

Revenue

	Successor		Change
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	$	%
Revenue
U.S. Concrete Pumping	$58,644	$58,354	$290	0.5%
U.K. Operations	9,208	12,492	(3,284)	-26.3%
U.S. Concrete Waste Management Services	9,390	7,967	1,423	17.9%
Corporate	625	626	(1)	NM1
Intersegment	(736)	(784)	48	NM1
	$77,131	$78,655	$(1,524)	-1.9%

(1) Not meaningful

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019	$	%
Revenue
U.S. Concrete Pumping	$171,209	$124,969	$16,659	$141,628	$29,581	20.9%
U.K. Operations	28,294	30,996	5,143	36,139	(7,845)	-21.7%
U.S. Concrete Waste Management Services	25,978	18,806	2,628	21,434	4,544	21.2%
Corporate	1,875	1,634	242	1,876	(1)	NM1
Intersegment	(2,245)	(1,792)	(276)	(2,068)	(177)	NM1
	$225,111	$174,613	$24,396	$199,009	$26,102	13.1%

(1) Not meaningful

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 0.5%, or $0.3 million, from $58.4 million in the 2019 third fiscal quarter to $58.6 million in the third quarter of fiscal 2020. Modest organic growth in many of our markets were mostly offset by COVID-19 driven declines in certain other markets.

Revenue for our U.S. Concrete Pumping segment increased by 20.9%, or $29.6 million, from $141.6 million in the S/P combined nine months ended July 31, 2019 to $171.2 million in the first nine-months of 2020. The incremental benefit of the acquisition of Capital, which added additional pumping capacity to Texas, drove $26.7 million of the increase in revenue. The remaining increase was the result of organic growth in the majority of our other regional markets.

U.K. Operations

Revenue for our U.K. Operations segment decreased by 26.3%, or $3.3 million, from $12.5 million in the fiscal 2019 third quarter to $9.2 million in the third quarter of fiscal 2020. Excluding the impact from foreign currency translation, revenue was down 25.3% year over year. For the nine-months ended July 31, 2020, revenue for this segment decreased by 21.7%, or $7.8 million, from $36.1 million in the S/P combined nine-months ended July 31, 2019 to $28.3 million. Excluding the impact from foreign currency translation, revenue was down 20.7% year over year. The decline in revenue during both periods was largely attributable to the impact of COVID-19, which drove complete lockdowns on our U.K. business operations in the month of April and negatively impacted operations throughout the third quarter of fiscal 2020.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 17.9%, or $1.4 million, from $8.0 million in the 2019 third fiscal quarter to $9.4 million in the 2020 third quarter. For the nine-months ended July 31, 2020, revenue for the U.S. Concrete Waste Management Services segment increased by 21.2%, or $4.5 million, from $21.4 million in the S/P combined nine-months ended July 31, 2019 to $26.0 million. The increase in revenue during both periods was primarily due to robust organic growth, pricing improvements, new product offerings, and continuing momentum in the newer branch locations established over the last year.

Corporate

There was limited movement in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the third quarter of fiscal 2020 decreased 60 basis points from 49.6% in the 2019 third quarter to 49.0%. The limited decline in gross margin was driven by our U.K. Operations segment, which has realized lower gross margins as a result of the continuing impacts from COVID-19.

Gross margin for the first nine months of 2020 increased 170 basis points from 43.5% in the S/P combined nine-months ended July 31, 2019 to 45.2%. The increase in gross margin for the nine-months ended July 31, 2020 was primarily due to the post-acquisition contribution from Capital, more favorable fuel pricing and improvement in the Company’s procurement costs.

General and Administrative Expenses

G&A expenses for the third quarter of fiscal 2020 were $27.0 million, a decrease of $1.2 million from $28.2 million in the third quarter of fiscal 2019. As a percentage of revenue, G&A expenses were 34.9% for the 2020 third quarter compared to 35.8% for the 2019 third quarter. Excluding non-cash costs for depreciation expense, amortization of intangibles, and stock-based compensation expense G&A expenses, as a percentage of revenue, were 14.2% for the 2020 third quarter compared to 13.6% for the 2019 third quarter. As a result of COVID-19, we have significantly reduced various G&A expenses such as travel, meals and entertainment expense by $0.5 million. In addition, we had lower amortization of intangible assets expense of $2.3 million and stock-based compensation expense of $0.3 million. These amounts were partially offset by an estimated $2.0 million contingent liability charge for a potential settlement between the Company and our previous shareholders as a result of carrying back certain net operating loss carryforwards and remitting them to the prior shareholders.

G&A expenses for the first nine-months of fiscal 2020 were $79.9 million, an increase of $11.3 million from $68.6 million in the S/P combined nine-months ended July 31, 2019. As a percent of revenue, G&A expenses were 35.5% for the first nine-months of 2020 compared to 34.5% for the same period a year ago. Excluding non-cash costs for depreciation expense, amortization of intangibles, and stock-based compensation expense G&A expenses, as a percentage of revenue, were 13.7% for the first nine-months of 2020 compared to 13.8% for the same period a year ago. The overall increase was largely due to higher amortization of intangible assets expense of $2.4 million, most of which was the result of the acquisition of Capital. In addition, we incurred an additional $2.2 million in stock-based compensation expense as a result of a stock grant in April of 2019. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $6.7 million year-over-year. The remainder of the year-over-year increase was mostly attributable to the contingent liability charge discussed above and headcount growth, predominantly from the new team members at Capital.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no transaction costs or debt extinguishment costs for the first nine months of 2020. Transaction costs amounted to $0.2 million for the third quarter of 2019 and $1.5 million for the period from December 6, 2018 through July 31, 2019, which were associated with the Capital Acquisition.

During the period from November 1, 2018 through December 5, 2018, the Predecessor incurred transaction costs of $14.2 and debt extinguishment costs of $16.4 million. All costs in this period were related to the Business Combination.

Interest Expense, Net

Interest expense, net for the three months ended July 31, 2020 was $8.4 million, down $1.5 million from the comparable period a year ago. The decrease for the three months ended July 31, 2020 was due to having lower net debt as compared to the same period a year ago. Interest expense, net for the nine months ended July 31, 2020 was $26.6 million, up $0.2 million from the same S/P combined period from a year ago.

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. There were no additional impairments recorded for the quarter ended July 31, 2020.

Income Tax (Benefit) Provision

For the third fiscal quarter ended July 31, 2020, the Company recorded income tax expense of $0.5 million on pretax income of $2.5 million. For the same quarter a year ago, the Company recorded a income tax benefit of $1.9 million on pretax income of $0.1 million. For the first nine months of 2020, the Company recorded an income tax benefit of $3.8 million on a pretax loss of $62.6 million. For the S/P combined nine-months ended July 31, 2019, we recorded an income tax benefit of $7.3 million on a pretax loss of $40.4 million. The effective tax rates for the periods presented were not meaningful.

The factors impacting comparability between our effective tax rates for the periods discussed above are as follows:

(1)	For the period ended December 5, 2018, the Predecessor recorded nondeductible transaction related costs that resulted in a $1.4 million permanent tax difference;
(2)	The Successor included $0.2 million of tax benefit in the estimated annual effective rate for the period ended July 31, 2019 related to foreign income inclusions compared to $0.3 million of tax expense for the period ended July 31, 2020 and $0.0 for the Predecessor period ended December 5, 2018;
(3)	The Successor included $0.9 million of tax expense related to the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in the period ended July 31, 2020
(4)	Of the $57.9 million of impairments recorded for goodwill and intangibles by the Company during the second quarter of fiscal 2020, only $11.9 million was deductible for tax purposes ($2.9 million tax benefit to the Company) as the remaining impairment was related to nondeductible goodwill;
(5)	The Successor included a tax benefit of $1.4 million in the period ended July 31, 2020 related to write-up in the carrying value of certain net operating losses (“NOL”) carryforwards as it was determined that those NOLs would be carried back to prior years pursuant to the provisions included in the CARES Act (see below for further details);
(6)	For the period ended July 31, 2020, the Successor recorded nondeductible expenses related to a contingent liability (see discussion in the G&A section above for further detail) that resulted in a $0.4 million permanent tax difference; and
(7)	Changes in our estimated full year income before tax and the related impact on our estimated full year effective tax rate that was applied to year to date losses for the Successor periods ended July 31, 2020 and 2019.

Adjusted EBITDA(1)

	Successor		Change
(in thousands, except percentages)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	$	%
U.S. Concrete Pumping	$21,170	$22,029	$(859)	-3.9%
U.K. Operations	3,397	4,278	(881)	-20.6%
U.S. Concrete Waste Management Services	4,846	3,628	1,218	33.6%
Corporate	625	625	-	0.0%
	$30,038	$30,560	$(522)	-1.7%

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019	$	%
U.S. Concrete Pumping	$54,338	$36,707	$7,627	$44,334	$10,004	22.6%
U.K. Operations	8,524	9,706	1,396	11,102	(2,578)	-23.2%
U.S. Concrete Waste Management Services	12,650	8,309	388	8,697	3,953	45.5%
Corporate	1,875	1,633	177	1,810	65	3.6%
	$77,387	$56,355	$9,588	$65,943	$11,444	17.4%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for a reconciliation of these non-GAAP measures to their most comparable GAAP measures.

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $21.2 million for the three months ended July 31, 2020, down 3.9% from $22.0 million for the same period in fiscal 2019. The slight decrease was primarily attributable to the impact from COVID-19.

Adjusted EBITDA for our U.S. Concrete Pumping segment was $54.3 million for the first nine-months of 2020, up 22.6% from $44.3 million for the S/P combined nine-months ended July 31, 2019. The significant year-over-year increase was due primarily to (1) the acquisition of Capital, (2) improved gross margins as a result of more favorable fuel pricing and improvement in the Company's procurement costs, and (3) volume growth across many of the U.S. markets.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $3.4 million for the three-months ended July 31, 2020, down 20.6% from $4.3 million for the third quarter of 2019. For the nine-months ended July 31, 2020, adjusted EBITDA for our U.K. Operations segment was $8.5 million, down 23.2% from $11.1 million for the S/P combined nine-months ended July 31, 2019. The decreases in both periods are primarily attributable to the year-over-year change in revenue due to COVID-19 discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $4.8 million for the three-months ended July 31, 2020, up 33.6% from $3.6 million for the third quarter of 2019. For the nine-months ended July 31, 2020, adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $12.7 million, up 45.5% from $8.7 million for the S/P combined nine-months ended July 31, 2019. The increases in both periods are primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of July 31, 2020, we had $4.1 million of cash and cash equivalents and $39.4 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $43.5 million.

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

After consideration of any potential impacts from COVID-19 on our operations, we believe our existing cash and cash equivalent balances, cash flow from operations, and borrowing capacity under our ABL Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

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

The outstanding balance under the Term Loan Agreement as of July 31, 2020 was $386.4 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Interbank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
●

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swing loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;

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

The outstanding balance under the ABL Credit Agreement as of July 31, 2020 was $13.0 million and the Company was in compliance with all debt covenants.

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

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the nine-months ended July 31, 2020 was $53.5 million. The Company had a net loss of $58.7 million that included significant non-cash charges, net totaling $110.2 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $19.5 million, (3) amortization of intangible assets of $25.3 million, (4) amortization of deferred financing costs of $3.1 million, and (5) stock-based compensation expense of $4.2 million. In addition, we had cash inflows related to the following activity: (1) a decrease of $1.7 million in trade receivables, and (2) an increase of $10.8 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by outflows related to the following activity: (1) a $3.5 million increase in prepaid expenses and other current assets, (2) a $0.5 million payment of contingent consideration in excess of amounts established in purchase accounting, (3) a decrease of $3.9 million in income taxes payable, and (4) a decrease of $1.5 million in accounts payable.

We used $30.3 million to fund investing activities during the nine-months ended July 31, 2020. The Company used $36.7 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $6.4 million.

Net cash used in financing activities was $27.8 million for the nine-months ended July 31, 2020. Financing activities during this period included $10.7 million in net payments under the Company’s ABL Credit Agreement, $15.7 in payments on the Company's Term Loan Agreement, and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Net cash used in operating activities during the period from December 6, 2018 through July 31, 2019 (the “Successor Period”) was $1.4 million. The Company had a net loss of $10.5 million that included significant non-cash charges totaling $42.7 million as follows: (1) depreciation of $14.1 million, (2) amortization of intangible assets of $22.2 million, (3) amortization of deferred financing costs of $1.4 million, (4) stock-based compensation expense of $2.0 million, and (5) an increase of $3.0 million in our net deferred income taxes. In addition, we had cash outflows related to the following activity: (1) a $4.2 million increase in prepaid expenses and other current assets, (2) a $4.3 million increase in trade receivables, (3) a decrease of $8.6 million in accrued payroll, accrued expenses and other current liabilities, (4) a decrease of $7.7 million in accounts payable, and (5) a decrease of $0.3 million in income taxes payable.

We used $370.6 million to fund investing activities during the Successor Period. The Company paid $449.4 million to fund the Business Combination, $129.2 million to fund the acquisition of Capital and $2.3 million to fund other business combinations. Additionally, $29.7 million was used to purchase machinery, equipment, and other vehicles to service our business. These cash outflows were partially offset by $238.5 million in cash withdrawn from Industrea trust account in addition to proceeds from the sale of property, plant and equipment of $1.5 million.

Net cash provided from financing activities was $376.9 million for the Successor Period. Financing activities during the Successor Period included $417.0 million in proceeds from our new Term Loan Agreement, $32.2 million in net borrowings under the Company’s new ABL Credit Agreement, $174.3 million from the issuance of common shares, $1.4 million in proceeds from the exercise of stock options and an additional $25.0 million from the issuance of preferred stock. All of these cash inflows were used to the fund the Business Combination and other operational activity such as equipment purchases. These cash inflows were offset by payments for redemptions of common stock totaling $231.4 million, $23.7 million for the payment of debt issuance costs associated with the Term Loan Agreement and new ABL Credit Agreement, and $8.1 million in payments for underwriting fees.

Predecessor

Net cash provided by operating activities during the period from November 1, 2018 through December 5, 2018 (the “Predecessor Period”) was $7.9 million. The Company had a net loss of $22.6 million that included significant non-cash charges totaling $18.5 million as follows: (1) depreciation of $2.1 million, (2) prepayment penalty on early extinguishment of debt of $13.0 million, and (3) write off deferred debt issuance costs of $3.4 million. The Company had cash outflows due to (1) an increase of $0.3 million in inventory, (2) a $1.3 million increase in prepaid expenses and other current assets, (3) an increase of $4.4 million in our net deferred income taxes, and  (4) a $0.7 million decrease in accounts payable. The amounts were more than offset by cash inflows from an increase of $17.3 million in accrued payroll, accrued expenses and other current liabilities.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At July 31, 2020, we had $1.2 million of undrawn letters of credit outstanding.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include severance expenses, director fees, expenses related to being a newly publicly-traded company and other non-recurring costs, which includes the $2.0 million estimated loss recorded during the fiscal 2020 third quarter for the contingent liability related to certain of the Company's prior shareholders.

						S/P Combined
	Successor				Predecessor	(non-GAAP)
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019
Consolidated
Net income (loss)	$2,981	$2,762	$(58,733)	$(10,513)	$(22,575)	$(33,088)
Interest expense, net	8,364	9,843	26,632	24,753	1,644	26,397
Income tax benefit	(462)	(1,922)	(3,829)	(3,115)	(4,192)	(7,307)
Depreciation and amortization	14,665	16,477	44,827	36,984	2,713	39,697
EBITDA	25,548	27,160	8,897	48,109	(22,410)	25,699
Transaction expenses	-	176	-	1,458	14,167	15,625
Loss on debt extinguishment	-	-	-	-	16,395	16,395
Stock-based compensation	1,357	1,625	4,208	1,986	-	1,986
Other income, net	(36)	(28)	(139)	(59)	(6)	(65)
Goodwill and intangibles impairment	-	-	57,944	-	-	-
Other adjustments	3,169	1,627	6,477	4,861	1,442	6,303
Adjusted EBITDA	$30,038	$30,560	$77,387	$56,355	$9,588	$65,943

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019
U.S. Concrete Pumping
Net income (loss)	$865	$1,432	$(45,925)	$(11,532)	$(25,252)	$(36,784)
Interest expense, net	7,620	9,046	24,448	22,758	1,154	23,912
Income tax benefit	(368)	(2,482)	(4,505)	(3,414)	(2,102)	(5,516)
Depreciation and amortization	9,745	9,938	29,893	21,471	1,635	23,106
EBITDA	17,862	17,934	3,911	29,283	(24,565)	4,718
Transaction expenses	-	1,458	-	1,458	14,167	15,625
Loss on debt extinguishment	-	-	-	-	16,395	16,395
Stock-based compensation	1,357	1,625	4,208	1,986	-	1,986
Other income, net	1	(26)	(16)	(57)	(6)	(63)
Goodwill and intangibles impairment	-	-	43,500	-	-	-
Other adjustments	1,950	1,038	2,735	4,037	1,636	5,673
Adjusted EBITDA	$21,170	$22,029	$54,338	$36,707	$7,627	$44,334

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019
U.K. Operations
Net income (loss)	$(20)	$999	$(16,868)	$230	$158	$388
Interest expense, net	744	796	2,184	1,994	490	2,484
Income tax expense (benefit)	(61)	354	333	60	49	109
Depreciation and amortization	2,052	2,864	6,313	7,161	890	8,051
EBITDA	2,715	5,013	(8,038)	9,445	1,587	11,032
Transaction expenses	-	-	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	(37)	-	(123)	-	-	-
Goodwill and intangibles impairment	-	-	14,444	-	-	-
Other adjustments	719	(735)	2,241	261	(191)	70
Adjusted EBITDA	$3,397	$4,278	$8,524	$9,706	$1,396	$11,102

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019
U.S. Concrete Waste Management Services
Net income (loss)	$1,679	$321	$2,904	$(65)	$2,009	$1,944
Interest expense, net	-	1	-	1	-	1
Income tax expense (benefit)	6	8	245	(20)	(1,784)	(1,804)
Depreciation and amortization	2,661	3,257	8,000	7,832	163	7,995
EBITDA	4,346	3,587	11,149	7,748	388	8,136
Transaction expenses	-	-	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	-	(2)	-	(2)	-	(2)
Goodwill and intangibles impairment	-	-	-	-	-	-
Other adjustments	500	43	1,501	563	-	563
Adjusted EBITDA	$4,846	$3,628	$12,650	$8,309	$388	$8,697

	Successor				Predecessor	S/P Combined (non-GAAP)
(in thousands)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	December 6, 2018 through July 31, 2019	November 1, 2018 through December 5, 2018	Nine Months Ended July 31, 2019
Corporate
Net income	$457	$10	$1,156	$854	$510	$1,364
Interest expense, net	-	-	-	-	-	-
Income tax expense (benefit)	(39)	198	98	259	(355)	(96)
Depreciation and amortization	207	418	621	520	25	545
EBITDA	625	626	1,875	1,633	180	1,813
Transaction expenses	-	(1,282)	-	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Other income, net	-	-	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-	-	-
Other adjustments	-	1,281	-	-	(3)	(3)
Adjusted EBITDA	$625	$625	$1,875	$1,633	$177	$1,810

Jobs Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As we are an emerging growth company, we have qualified for and have previously elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding out future plans, as well as industry and economic conditions including those relating to the duration and severity of COVID-19. These assumptions and estimates include projected revenue, royalty rate, discount rate, tax amortization benefit and other market factors outside of our control. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year. During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million. No such impairment was required during the fiscal 2020 third quarter.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting that was identified during the second quarter of 2020, our disclosure controls and procedures were not effective as of July 31, 2020.

Specifically, during completion of the Company’s goodwill and intangibles impairment analysis as of April 30, 2020, our Management determined its control related to the review of certain inputs in the valuation analysis did not operate effectively, resulting in a material reduction to the goodwill impairment originally recorded. This error was identified and corrected prior to release of the Company’s second quarter of fiscal 2020 Form 10-Q.

Management has since implemented a remediation plan intended to modify and improve the design of the controls in regard to the review of inputs into the valuation analysis by including an additional layer of review of the inputs utilized in the valuation analysis.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated and, as such, we can give no assurance that the measures we have undertaken have fully remediated the material weakness that we have identified or that additional material weaknesses will not arise in the future. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies, or in appropriate circumstances determine to modify the design of the Company’s internal controls.

  Changes in Internal Control Over Financial Reporting

Other than the discussion above, there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: September 9, 2020