Form 10-K
period 2020-10-31
Concrete Pumping Holdings, Inc.
filed 2021-01-12
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was $75,239,575 based upon the market price of $2.84 per share on April 30, 2020. As of January 11, 2020, 56,469,294 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Concrete Pumping Holdings, Inc.

(i)

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, we cannot guarantee future results. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following list, which summarizes some of the principal risks relating to the Company and its business:

●	the adverse effects of the COVID-19 pandemic on our business, the economy and the markets we serve;

●	the length and severity of, and the pace of recovery following, the novel coronavirus (“COVID-19”) pandemic;

●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;

●	our ability to successfully implement our operating strategy;

●	our ability to successfully identify, manage and integrate acquisitions;

●

governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;

●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;

●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;

●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

●	our ability to retain key personnel and maintain satisfactory labor relations;

●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;

●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;

●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

●	the effects of currency fluctuations on our results of operations and financial condition;

●	other factors as described below in the section entitled “Risk Factors.”

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

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on fleet size, primarily operating under what we believe are the only established, national concrete pumping brands in both geographies – Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”) for concrete pumping in the U.S., Camfaud Group Limited (“Camfaud”) in the U.K., and Eco-Pan, Inc. (“Eco-Pan”) for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, Brundage-Bone has expanded across the U.S. through more than 45 acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014. In November 2016, we entered the U.K. market through the acquisition of Camfaud and in May 2019, we acquired Capital Pumping LP and its affiliates (“Capital”), a concrete pumping provider based in Texas. The Capital acquisition provided us with complementary assets and operations and significantly expanded our footprint and business in Texas.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, proper concrete washout handling has become an increasing area of focus for our Company given rising awareness of environmental factors. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2020, we operated a fleet of approximately 1,200 units of equipment, with approximately 1,300 employees and approximately 140 locations globally.

With over 35 years of experience, we believe we are the only nationally-scaled provider of concrete pumping services in the U.S. and the U.K., with the most comprehensive and reliable fleet and highly-skilled operators to provide quality service. We are especially equipped to support large and technically complex construction projects, which generally command higher price points than smaller projects. In addition, we have actively focused our business on commercial and infrastructure construction projects, while continuing to pursue profitable residential opportunities. Our fleet is capable of handling multiple large projects concurrently, and can be deployed on short-notice across the U.S. and the U.K., thereby allowing us to efficiently allocate resources depending on market conditions to more profitable markets. Our highly complementary Eco-Pan business provides customers with a one-stop solution for their concrete washout needs. We plan to continue establishing additional Eco-Pan locations across the U.S. and the U.K., and further penetrate our existing concrete pumping customer base by cross-selling our Eco-Pan services.

As of October 31, 2020, we estimate our share of the concrete pumping market to be approximately 13% in the U.S. and approximately 34% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2020, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years.

Segments

We operate through the following four reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 75% of our total revenue for the year ended October 31, 2020 and services from this segment are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2020 operated a total fleet of approximately 750 equipment units from a diversified footprint of approximately 90 locations across 22 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 12% of our total revenue for the year ended October 31, 2020. Through our Eco-Pan business, we are a leading provider of concrete waste management services in the U.S. Eco-Pan provides a full-service, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan is a route-based solution that operates approximately 80 trucks and over 6,800 custom metal pans for construction sites from 16 locations in the U.S. as of October 31, 2020. We charge a round-trip delivery fee and a weekly or monthly rental rate for the pans, which provide a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. Eco-Pan delivers watertight pans to job sites to collect concrete washwater, and subsequently delivers it to recycling centers. Disposal fees charged by the recycling centers are passed on to the customer. To the extent that the pans are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations represented 13% of our total revenue for the year ended October 31, 2020 and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment on a long-term basis without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 360 equipment units that are serviced from 30 locations as of October 31, 2020. In addition, during the third quarter of fiscal 2019 we started concrete waste management operations under our Eco-Pan brand name in the U.K. and the results of these operations are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2020. In addition, we bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

Corporate: Our Corporate segment is primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches.

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

In the concrete waste management industry, we compete with local operators who may have a small number of washout pans but are not capable of offering services across the U.S. We believe we are the only operator of scale with a national footprint in this industry and estimate that there is only one competitor on a national level. While the technology underlying the washout pans is less sophisticated than that for a concrete pump, we believe having the route density that Eco-Pan has achieved is a differentiator in terms of profitability. Our U.K. operations is the pioneer of the concrete waste management service in the U.K. and as such, we are not aware of any equivalent competitor in the U.K.

Equipment

Our fleet is operated by approximately 800 experienced employees as of October 31, 2020, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 100 skilled mechanics who perform in-house equipment servicing. As of October 31, 2020, we owned 100% of our fleet consisting of approximately 770 boom pumps, ranging in size from 17 to 65 meters, 80 placing booms, 20 telebelts, 240 stationary pumps, and 80 waste management trucks. As of October 31, 2020, the average age of our fleet was approximately 9 years old and most of our equipment had useful lives of 20 to 25 years.

Customers

We serve a base of more than 14,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 92% customer retention rate based on our top 500 customers and 100% customer retention rate of our top 100 customers as of October 31, 2020. In addition, as of October 31, 2020, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Suppliers

We primarily purchase pumping equipment, replacement parts, and fuel for our day-to-day operations. Concrete pumping equipment is primarily sourced from three suppliers – Schwing, Putzmeister, and Alliance. There are a number of other suppliers as well and we are not solely dependent upon any single one. We believe we are the concrete pumping industry’s largest consumer of concrete pumping supplies and, as such, have significant leverage with respect to making purchases. We typically purchase fuel in bulk at favorable prices and utilize onsite fuel storage facilities.

Employees

As of October 31, 2020, we had approximately 1,300 employees across the U.S. and the U.K., of which approximately 900 are highly-skilled equipment operators and mechanics, approximately 90 are managers, approximately 50 are in sales, and approximately 60 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of over five years for pump operators. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Operators are trained in concrete pumping as well as in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

Approximately 120 employees in CPH’s workforce are unionized across California, Oregon and Washington. These individuals are represented by the International Union of Operating Engineers (“IUOE”) under three separate collective bargaining agreements. We have historically maintained favorable relations with the IUOE and have not experienced any significant disputes, disagreements, strikes or work stoppages.

Safety

To our knowledge, we are the only concrete pumping company in the U.S. and the U.K. with a comprehensive, active safety program, including an in-house corporate safety department and a designated safety trainer at each branch. As part of our safety management program, we actively track key safety performance indicators at each branch location to monitor safety performance and take corrective action when needed. Over the last two years, our Total Recordable Incident Rate (“TRIR”) has remained significantly better than industry averages.

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

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

The COVID-19 pandemic, including the efforts to mitigate its impact, has had and may continue to have a material adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The COVID-19 pandemic, including the efforts to combat it, has had and may continue to have a widespread effect on our business. In response to the COVID-19 pandemic, many countries and localities across the world have implemented a variety of regulations in order to slow and limit the transmission of the virus.

The COVID-19 pandemic has resulted in a decrease in the availability of, and an increase in the cost of, contractors and subcontractors, including as a result of infections, recommended self-quarantining or governmental mandates to direct production activities to support public health efforts. Our ability to provide construction services depend on our customers’ ability to find and maintain skilled contractors, subcontractors and employees. If our customers are unable to keep skilled subcontractors, contractors and employees due to COVID-19 or other issues, our services may be postponed or cancelled, which could materially affect our financial performance.

In addition, construction activities and land development are subject to extensive government regulations. Such regulations relate to zoning, design and business standards, as well as land use, health, safety and the environment. Due to the COVID-19 pandemic, construction-related activity has been halted in several locations in which we operate, in part, due to new government regulations implemented in response to this pandemic. To date, we have experienced declines in demand for our services due to shelter-in-place orders and mandates to halt all residential and commercial construction. Such regulations can delay construction and negatively impact our cash position in light of continuing obligations to serve our outstanding debt obligations.

Furthermore, the extent to which the COVID-19 pandemic will impact our business and results of operations is highly uncertain and will be affected by a number of factors, including: the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.

Our business is cyclical in nature and a slowdown in the economic recovery or a decrease in general economic activity could have a material adverse effect on our revenues and operating results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. A worsening of economic conditions or a decrease in construction expenditures and/or investments could cause weakness in our end markets, cause declines in construction and industrial activity, and adversely affect our revenue and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

●	the depth and duration of an economic downturn and lack of availability of credit;
●	uncertainty regarding general or regional economic conditions;
●	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
●	the cyclical nature of our customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
●	an increase in the cost of construction materials;
●	a decrease in investment in certain of our key geographic markets;
●	changes in interest rates and lending standards;
●	an overcapacity in the businesses that drive the need for construction;
●	adverse weather conditions, which may temporarily affect a particular region or regions;
●	reduced construction activity in our end markets;
●	terrorism or hostilities involving the U.S. or the U.K.;
●	change in structural construction designs of buildings (e.g., wood versus concrete);
●	risks of political or economic instability (e.g., negative impact on our U.K. business as a result of Brexit); and
●	oversupply of equipment or new entrants into the market resulting in pricing uncertainty.

A downturn in any of our end markets in one or more of our geographic markets caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our business is seasonal and subject to adverse weather.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and services, and impede our ability to deliver and pump concrete efficiently or at all. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Furthermore, negative trends in the concrete pumping and waste management industries or in our geographic markets could have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows.

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

We depend on a small group of key manufacturers of concrete pumping equipment to sell equipment to us. We have historically relied primarily on three suppliers and we cannot provide assurance that our favorable working relationships with our suppliers will continue in the future or that they will continue to provide high-quality products, service and support. Any deterioration in the quality of such products, service or support could result in additional maintenance costs and operational issues.

In addition, the concrete industry has historically been subject to periods of supply shortages, particularly in a strong economy. We cannot predict the impact on our suppliers of changes in the economic environment and other developments in their respective businesses. Insolvency, financial difficulties, strategic changes or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts with us. Termination of our relationship with any of our key suppliers, or interruption of our access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As the average fleet age increases, our offerings may not be as attractive to potential customers and our operating costs may increase, impacting our results of operations.

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2020, the average age of our equipment was approximately nine years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

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

During the fiscal year ended October 31, 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, resulting in us recording goodwill and intangibles impairment charges totaling $57.9 million in the second quarter of fiscal 2020. At October 31, 2020, we had remaining recorded goodwill of $223.2 million related to multiple acquisitions.

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

We depend on access to our branch facilities to service our customers and maintain and store our equipment, and natural disasters and other developments could materially adversely affect our business, financial condition and results of operations.

We depend on our primary branch facilities in the U.S. and U.K., respectively, to store, service and maintain our fleet. These facilities contain most of the specialized equipment we require to service our fleet, in addition to the extensive secure storage areas needed for a significant number of large vehicles. If any of our facilities were to sustain significant damage or become unavailable to us for any reason, including natural disasters, our operations could be disrupted, which could in turn adversely affect our relationships with our customers and our results of operations and cash flow. Any limitation on our access to facilities as a result of any breach of, or dispute under, our leases could also disrupt and adversely affect our operations. In addition, if natural disasters such as forest fires were to cause significant disruptions to the construction projects where we focus our business, our operations could be disrupted, which could in turn materially adversely affect our business, financial condition and results of operations.

Due to the material portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.

Our consolidated financial statements are presented in accordance with GAAP, and we report, and will continue to report, our results in U.S. dollars. Some of our operations are conducted by subsidiaries in the United Kingdom and the results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Any change in the value of the pound sterling against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, our reported earnings could fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

Potential acquisitions and expansions into new markets may result in significant transaction expense and expose us to risks associated with entering new markets and integrating new or acquired operations.

We may encounter risks associated with entering new markets in which we have limited or no experience. New operations require significant capital expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations, or may never become profitable.

In addition, our industry is highly fragmented, and we expect to consider acquisition opportunities when we believe they would enhance our business and financial performance. However, acquisitions may impose significant strains on our management, operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions may require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. Future acquisitions could also result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations.

We may not realize the anticipated synergies, cost savings or profits from acquisitions.

We have completed a number of acquisitions in recent years that we believe present revenue, profit and cost-saving synergy opportunities. However, the integration of recent or future acquisitions may not result in the realization of the full benefits of the revenue, profit and cost synergies that we expected at the time or currently expect within the anticipated time frame or at all. Moreover, we may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed our estimates. Accordingly, the expected benefits of any acquisition may be offset by costs or delays incurred in integrating the businesses. Failure of recent or future acquisitions to meet our expectations and be integrated successfully could have a material adverse effect on our financial condition and results of operations.

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

Legal and Regulatory Risks

We are exposed to liability claims on a continuing basis, which may exceed the level of our insurance or not be covered at all, and this could have a material adverse effect on our operating performance.

Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we operate, rent, sell, service or repair and from injuries caused in motor vehicle or other accidents in which our personnel are involved. Our business also exposes us to workers’ compensation claims and other employment-related claims. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims; however, future claims may exceed the level of our insurance, and our insurance may not continue to be available on economically reasonable terms, or at all. Certain types of claims, such as claims for punitive damages, are not covered by our insurance. In addition, we are self-insured for the deductibles on our policies and have established reserves for incurred but not reported claims. If actual claims exceed our reserves, our financial condition, results of operations and cash flows would be adversely affected. Whether or not we are covered by insurance, certain claims may generate negative publicity, which may lead to lower revenues, as well as additional similar claims being filed.

Our business is subject to significant operating risks and hazards that could result in personal injury or damage or destruction to property, which could result in losses or liabilities to the Company.

Construction sites are potentially dangerous workplaces and often put our employees and others in close proximity with mechanized equipment and moving vehicles. Our equipment has been involved in workplace incidents and incidents involving mobile operators of our equipment in transit in the past and may also be involved in such incidents in the future.

Our profitability and relationships with our customers is dependent on our safety record. If serious accidents or fatalities occur, regardless of whether we were at fault, or our safety record were to deteriorate, we may be ineligible to bid on certain work, be exposed to possible litigation, and existing service arrangements could be terminated, which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

In any concrete construction environment, our workers are subject to the usual hazards associated with providing construction and related services on construction sites, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions and flooding. Operating hazards can cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.

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

Each of our sites exposes us to a host of different local laws and regulations. These requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits, antitrust, emissions regulations and may also impact other areas of our business, such as pricing. In addition, government contracts and subcontracts are subject to a wide range of requirements not applicable in the purely commercial context, such as extensive auditing and disclosure requirements; anti-money laundering, anti-bribery and anti-gratuity rules; political campaign contribution and lobbying limitations; and small and/or disadvantaged business preferences. Even when a government contractor has reasonable policies and practices in place to address these risks and requirements, it is still possible for problems to arise. Moreover, government contracts or subcontracts are generally riskier than commercial contracts, because, when problems arise, the adverse consequences can be severe, including civil false claims (which can involve penalties and treble damages), suspension and debarment, and even criminal prosecution. Moreover, the requirements of laws, regulations, and government contract provisions are often different in different jurisdictions. Changes in these requirements, or any material failure by us to comply with them, can increase our costs, negatively affect our reputation, reduce our business, require significant management time and attention and generally otherwise impact our operations in adverse ways.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We had revenues during the fiscal year ended October 31, 2020 of $304.3 million. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of the Industrea IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

 We may be adversely affected by recent developments relating to Brexit.

 On January 31, 2020, the U.K. withdrew from the European Union (“EU”), which is commonly referred to as Brexit. On December 24, 2020, the U.K. and EU reached an agreement which contains new rules for how the U.K. and EU will live, work and trade together. While almost all of the work performed by our UK Operations segment is performed domestically in the U.K., the effects of and the perceptions as to the impact from the withdrawal of the U.K. from the EU has and may continue to adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the EU. Specifically, we have not identified any additional risk factors under Brexit than those discussed herein. Additionally, we have not identified any trends or potential changes to critical accounting estimates as a result of Brexit. We will continue to assess risk factors and accounting and reporting considerations. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the U.S. and U.K., and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities or by U.K. authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Changes in laws or, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements in the U.S. and U.K. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Employee Related Risks

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

As of October 31, 2020, approximately 12% of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California is effective through June 30, 2022 and will continue on a year-to-year basis after unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. No such notices have been given or received. Our collective bargaining agreement with our union in Oregon expires in 2024. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

Under our collective bargaining agreements, we are, and have previously been, obligated to contribute to several multiemployer pension plans on behalf of our unionized employees. A multiemployer pension plan is a defined benefit pension plan that provides pension benefits to the union-represented workers of various generally unrelated companies. Under the Employment Retirement Income Security Act of 1974 (“ERISA”), an employer that has an obligation to contribute to an underfunded multiemployer plan, as well as any other entities that are treated as a single employer with such employer under applicable tax and ERISA rules, may become jointly and severally liable, generally upon complete or partial withdrawal from a multiemployer plan, for its proportionate share of the plan’s unfunded benefit obligations. These liabilities are known as “withdrawal liabilities.” Certain of the multiemployer plans to which we are obligated to contribute have been significantly underfunded in the past. If any of the multiemployer plans were to become significantly underfunded again, and go into an “endangered status,” the trustees of the plan would be required to adopt and maintain a rehabilitation plan and we may be required to pay a surcharge on top of our regular contributions to the plan.

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

We depend upon the quality of our staff personnel, including sales and customer service personnel who routinely interact with and fulfill the needs of our customers, and on our ability to attract and retain and motivate skilled operators and fleet maintenance personnel and other associated personnel to operate our equipment in order to provide our concrete pumping services to our customers. There is significant competition for qualified personnel in a number of our markets where we face competition from the oil and gas industry for qualified drivers and operators. There is a limited number of persons with the requisite skills to serve in these positions, and such positions require a significant investment by us in initial training of operators of our equipment. We cannot provide assurance that we will be able to locate, employ, or retain such qualified personnel on terms acceptable to us or at all. Our costs of operations and selling, general and administrative expenses have increased in certain markets and may increase in the future if we are required to increase wages and salaries to attract qualified personnel, and there is no assurance that we can increase our prices to offset any such cost increases. There is also no assurance that we can effectively limit staff turnover as competitors or other employers seek to hire our personnel. A significant increase in such turnover could negatively affect our business, financial condition, results of operations and cash flows.

Risks Related to our Indebtedness

Our financing agreements could limit our financial and operating flexibility.

Our credit facilities impose, and any future financing agreements could impose, operating and financial restrictions on our activities, including restricting our ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates and consolidate, merge or sell assets. These covenants could limit the ability of the respective restricted entities to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of their assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit the flexibility of the respective restricted entities in planning for, or reacting to, changes in the industries in which they operate.

We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.

We have a significant amount of indebtedness. As of October 31, 2020, we had $382.9 million of indebtedness outstanding in addition to $52.6 million of availability under our ABL Credit Agreement.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry, or our competitors. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our peers, the price of our common stock would likely decline. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

CFLL Holdings, LLC owns 15,477,138 shares, or 27% of outstanding shares of common stock and BBCP Investors, LLC owns 11,896,411 shares, or 21% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock.

In addition, the shares of our common stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. Following an amendment to our 2018 Omnibus Incentive Plan on October 29, 2020, a total of 4.8 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 0.5 million shares of common stock remain available for future issuance as of October 31, 2020. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to holders of our common stock.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality, adverse weather and other factors, some of which are beyond our control, resulting in a decline in our stock price.

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

As of October 31, 2020, there were 13,017,777 public warrants and no private placement warrants outstanding, respectively. The public warrants have an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Anti-takeover provisions contained in the Company's Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Charter of the Company contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

The Charter of the Company designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 90 locations in 22 states in the U.S. and 30 locations in the U.K. as of October 31, 2020. We own 16 of our locations in the U.S. and lease the remaining locations and all of our locations in the U.K. are leased. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate at construction sites without a formal lease. We believe that our properties are suitable for our current operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol “BBCP” and our public warrants are quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc. under the symbol “BBCPW.” As of October 31, 2020, there were 40 holders of record of shares of our common stock and 1 holder of record of our public warrants. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

U.K. Operations

Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, during the third quarter of fiscal 2019, we started concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Corporate

Our Corporate segment is primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. Such macroeconomic volatility, in addition to other unforeseen effects of this pandemic, has impacted our business, results of operations and overall financial performance. The Company actively monitors and responds to developments relating to ongoing COVID-19 pandemic. As part of its actions, the Company has made adjustments to its operations and executed certain cost reduction initiatives.

As a result of the pandemic, we have implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. The Company had previously suspended any remaining uncommitted 2020 capital expenditure investments, but that was lifted as its overall liquidity and operations improved. In the final month of the second quarter of fiscal 2020, our operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. These restrictions were, for the most part, lifted during the third quarter ended July 31, 2020. While the Company believes these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020. There were no triggering events during the remainder of fiscal 2020. Refer to Notes 2 and 8 of the financial statements for further discussion. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent news regarding vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

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

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(dollars in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019

Revenue	$304,301	$258,565	$24,396	$282,961

Cost of operations	166,998	143,512	14,027	157,539
Gross profit	137,303	115,053	10,369	125,422
Gross margin	45.1%	44.5%	42.5%	44.3%

General and administrative expenses	111,087	91,914	4,936	96,850
Goodwill and intangibles impairment	57,944	-	-	-
Transaction costs	-	1,521	14,167	15,688
Loss from operations	(31,728)	21,618	(8,734)	12,884

Other income (expense):
Interest expense, net	(34,408)	(34,880)	(1,644)	(36,524)
Loss on extinguishment of debt	-	-	(16,395)	(16,395)
Other income, net	169	47	6	53
Total other expense	(34,239)	(34,833)	(18,033)	(52,866)

Loss before income taxes	(65,967)	(13,215)	(26,767)	(39,982)

Income tax benefit	(4,977)	(3,303)	(4,192)	(7,495)

Net loss	(60,990)	(9,912)	(22,575)	(32,487)

Less accretion of liquidation preference on preferred stock	(1,930)	(1,623)	(126)	(1,749)
Net loss available to common shareholders	$(62,920)	$(11,535)	$(22,701)	$(34,236)

Twelve Months Ended October 31, 2020 and October 31, 2019

For the twelve-months ended October 31, 2020, our net loss was $61.0 million, an increase of $28.5 million compared to net loss of $32.5 million in the same period a year ago. The higher net loss was primarily attributable to goodwill and intangible impairment charges totaling $57.9 million resulting from the significant decline in the Company’s stock price during the second quarter driven by the COVID-19 pandemic. Despite the impact from COVID-19, we had a 7.5% improvement in revenue year-over-year, driven mostly by (1) the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market, (2) modest organic growth in most of our U.S. Concrete Pumping markets and (3) strong revenue growth of 18.0% from our U.S. Concrete Waste Management Services segment. Our improved revenue was slightly offset by a 20.4% year-over-year decline in revenue from our U.K. Operations segment which has been heavily impacted from construction site shutdowns due to COVID-19. Net income for the twelve-months ended October 31, 2020, when compared to the S/P combined period a year ago, was also impacted by (1) lower transaction costs of $15.7 million, most of which were related to the Business Combination, (2) lower loss on extinguishment of debt of $16.4 million, all of which were the result of the Business Combination, and (3) $14.2 million in higher general and administrative expenses primarily due to reporting a full year with Capital and increased stock based compensation expense.

Total Assets

	October 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$570,536	$637,384
U.K. Operations	109,726	138,435
U.S. Concrete Waste Management Services	140,209	137,646
Corporate	25,517	24,223
Intersegment	(72,230)	(66,323)
	$773,758	$871,365

Total assets decreased from $871.4 million as of October 31, 2019 to $773.8 million as of October 31, 2020. The decrease is primarily attributable to the goodwill and intangibles impairment charges of $57.9 million that were recorded during the second quarter of fiscal 2020. The remainder is predominately attributable to depreciation and amortization of long lived assets.

Revenue

	Successor		Predecessor	S/P Combined (non-GAAP)	Change
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019		$%
Revenue
U.S. Concrete Pumping	$229,740	$187,031	$16,659	$203,690	$26,050	12.8%
U.K. Operations	39,145	44,021	5,143	49,164	(10,019)	-20.4%
U.S. Concrete Waste Management Services	35,890	27,779	2,628	30,407	5,483	18.0%
Corporate	2,500	2,258	242	2,500	-	0.0%
Intersegment	(2,974)	(2,524)	(276)	(2,800)	(174)	6.2%
	$304,301	$258,565	$24,396	$282,961	$21,340	7.5%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 12.8%, or $26.1 million, from $203.7 million in the S/P combined twelve-months ended October 31, 2019 to $229.7 million for fiscal 2020. The incremental benefit of the acquisition of Capital, which added additional pumping capacity to Texas, drove $22.9 million of the increase in revenue. The remaining increase was the result of modest organic growth in many of our markets.

U.K. Operations

Revenue for our U.K. Operations segment decreased by 20.4%, or $10.0 million, from $49.2 million in the S/P combined twelve-months ended October 31, 2019 to $39.1 million for fiscal 2020. The decline in revenue was attributable to the impact of COVID-19, which resulted in job site lockdowns on our U.K. business operations in the month of April and negatively impacted operations throughout the remainder of fiscal 2020.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment improved by 18.0%, or $5.5 million, from $30.4 million in the S/P combined twelve-months ended October 31, 2019 to $35.9 million for fiscal 2020. The increase in revenue was primarily due to robust organic growth, pricing improvements, new product offerings (such as our new roll off service, which allows for 100 to 120 concrete truck mixer wash outs), and continuing momentum in the newer branch locations established over the last year.

Corporate

There was limited movement in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the twelve-months ended October 31, 2020 increased 80 basis points from 44.3% in the S/P combined twelve-months ended October 31, 2019 to 45.1%. The increase in gross margin for the twelve-months ended October 31, 2020 was primarily due to the post-acquisition contribution from Capital and more favorable fuel pricing.

General and Administrative Expenses

G&A expenses for the twelve-months ended October 31, 2020 were $111.1 million, an increase of $14.2 million from $96.9 million in the S/P combined twelve-months ended October 31, 2019. The overall increase was largely due to (1) a $7.8 million increase in stock-based compensation expense, which was required following a revaluation and acceleration of expense after most outstanding awards were modified at the end of fiscal 2020 and (2) a $2.0 million charge for a settlement reached at the end of fiscal 2020 between the Company and our previous shareholders as a result of carrying back certain net operating loss carryforwards and remitting them to the prior shareholders. The remaining increase in G&A expenses is mostly attributable to having a full year of Capital’s results in G&A expenses.

G&A expenses as a percent of revenue ("G&A rate") were 36.5% for fiscal 2020 compared to 34.2% for the same period a year ago. Excluding non-cash costs for depreciation expense, amortization of intangibles, and stock-based compensation expense, our G&A rate increased slightly from 20.7% in the S/P combined twelve-months ended October 31, 2019 to 21.2% in fiscal 2020.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no transaction costs or debt extinguishment costs during fiscal 2020. Transaction costs amounted to $1.5 million for the successor period from December 6, 2018 through October 31, 2019, which were associated with the Capital Acquisition.

During the period from November 1, 2018 through December 5, 2018, the Predecessor incurred transaction costs of $14.2 and debt extinguishment costs of $16.4 million. All costs in this period were related to the Business Combination.

Interest Expense, Net

Interest expense, net for the Successor year ended October 31, 2020 was $34.4 million, down $2.1 million from the same S/P combined period from a year ago as a result of lower average debt balances and lower variable interest rates.

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. There were no additional impairments recorded for the remainder of fiscal 2020.

Income Tax (Benefit) Provision

For the twelve-months ended October 31, 2020, the Company recorded an income tax benefit of $5.0 million on a pretax loss of $66.0 million. Our income tax provision was mostly impacted by the following factors during fiscal 2020:

(1)

Of the $57.9 million of impairments recorded for goodwill and intangibles by the Company during the second quarter of fiscal 2020, only $11.2 million was deductible for tax purposes ($2.7 million tax benefit to the Company) as the remaining impairment was related to nondeductible goodwill;

(2)

We recorded a tax benefit of $1.4 million in the Successor year ended October 31, 2020 related to write-up in the carrying value of certain net operating losses (“NOL”) carryforwards as it was determined that those NOLs would be carried back to prior years pursuant to the provisions included in the CARES Act;

(3)	As a result of the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in fiscal 2020, we recorded $0.9 million of tax expense
(4)	We recorded nondeductible expenses related to a settlement with the Predecessor shareholders that resulted in a $0.4 million permanent tax difference; and

For the S/P Combined twelve months ended October 31, 2019, the Company recorded an income tax benefit of $7.5 million on a pretax loss of $40.0 million, resulting in an effective tax rate of 18.7%. Our income tax benefit was negatively impacted by $1.4 million of transaction expenses that were not deductible and $0.3 million in deferred taxes on undistributed foreign earnings.

Adjusted EBITDA1

	Net Income		Adjusted EBITDA
(in thousands)	Year Ended October 31, 2020	S/P Combined Year Ended October 31, 2019	Year Ended October 31, 2020	S/P Combined Year Ended October 31, 2019	$ Change	% Change
U.S. Concrete Pumping	$(50,140)	$(36,283)	$74,886	$62,821	$12,065	19.2%
U.K. Operations	(16,620)	1,281	12,228	15,694	(3,466)	-22.1%
U.S. Concrete Waste Management Services	4,404	489	17,686	14,177	3,509	24.8%
Corporate	1,366	2,026	2,501	2,802	(301)	-10.7%
	$(60,990)	$(32,487)	$107,301	$95,494	$11,807	12.4%

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for reconciliation of Net Income (Loss) to EBITDA to Adjusted EBITDA.

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $74.9 million for the twelve-months ended October 31, 2020, up 19.2% from $62.8 million for the S/P combined twelve-months ended October 31, 2019. The significant year-over-year increase was due primarily to (1) the acquisition of Capital, (2) modest organic revenue growth in many of our remaining markets and (3) improved gross margins as a result of more favorable fuel pricing.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $12.2 million for the twelve-months ended October 31, 2020, down 22.1% from $15.7 million for the S/P combined twelve-months ended October 31, 2019. The decrease was primarily attributable to the year-over-year decline in revenue due to the negative impact on construction activity resulting from COVID-19 imposed operating conditions.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $17.7 million for the Successor year ended October 31, 2020, up 24.8% from $14.2 million for the S/P combined twelve-months ended October 31, 2019. The increase was primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was limited movement in Adjusted EBITDA for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment was primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Credit Agreement”), which provides for aggregate borrowings of up to $60.0 million, subject to a borrowing base limitation. As of October 31, 2020, we had $6.7 million of cash and cash equivalents and $52.6 million of available borrowing capacity under the ABL Credit Agreement, providing total available liquidity of $59.3 million.

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

After consideration of any potential impacts from COVID-19 on our operations, we believe our existing cash and cash equivalent balances, cash flow from operations, and borrowing capacity under our ABL Credit Agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the agreements in place governing such debt could provide for operating and financing covenants that could restrict our operations.

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

The outstanding balance under the Term Loan Agreement as of October 31, 2020 was $381.2 million and the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

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

The outstanding balance under the ABL Credit Agreement as of October 31, 2020 was $1.7 million and the Company was in compliance with all debt covenants thereunder.

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

Successor

 Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the twelve-months ended October 31, 2020 was $79.0 million. The Company had a net loss of $61.0 million that included significant non-cash charges, net totaling $133.6 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $28.3 million, (3) amortization of intangible assets of $33.4 million, (4) amortization of deferred financing costs of $4.1 million (5) stock-based compensation expense of $11.5 million, and (6) gain on sale of $1.5 million. In addition, we had cash inflows related to the following activity: (1) a decrease of $1.6 million in trade receivables, (2) a decrease of prepaid expenses and other current assets of $1.7 million, and (3) an increase of $5.8 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by outflows related to the following activity: (1) a decrease of $1.0 million in income taxes payable, (2) a decrease of $0.8 million in accounts payable, and (3) a $0.5 million payment of contingent consideration in connection with the acquisition of Camfaud in excess of amounts established in purchase accounting.

We used $35.9 million to fund investing activities during the twelve-months ended October 31, 2020. The Company used $39.3 million for the purchase of property, plant and equipment, which was partially offset by $3.5 million in proceeds from the sale of property, plant and equipment.

Net cash used in financing activities was $43.9 million for the twelve-months ended October 31, 2020. Financing activities during this period included $21.7 million in net payments under the Company’s ABL Credit Agreement, $20.9 in payments on the Company's Term Loan Agreement, and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet. At October 31, 2020, we had $1.2 million of undrawn letters of credit outstanding.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and provide a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include severance expenses, director fees, expenses related to being a newly publicly-traded company and other non-recurring costs, which includes the $2.0 million charge recorded during fiscal 2020 related to a settlement with the Company's prior shareholders.

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
Consolidated
Net loss	$(60,990)	$(9,912)	$(22,575)	$(32,487)
Interest expense, net	34,408	34,880	1,644	36,524
Income tax benefit	(4,977)	(3,303)	(4,192)	(7,495)
Depreciation and amortization	61,655	52,652	2,713	55,365
EBITDA	30,096	74,317	(22,410)	51,907
Transaction expenses	-	1,521	14,167	15,688
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	11,455	3,619	-	3,619
Other income, net	(169)	(47)	(6)	(53)
Goodwill and intangibles impairment	57,944	-	-	-
Other adjustments	7,975	6,496	1,442	7,938
Adjusted EBITDA	$107,301	$85,906	$9,588	$95,494

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.S. Concrete Pumping
Net loss	$(50,140)	$(11,031)	$(25,252)	$(36,283)
Interest expense, net	31,452	32,173	1,154	33,327
Income tax benefit	(5,955)	(6,658)	(2,102)	(8,760)
Depreciation and amortization	41,717	32,245	1,635	33,880
EBITDA	17,074	46,729	(24,565)	22,164
Transaction expenses	-	1,521	14,167	15,688
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	11,455	3,619	-	3,619
Other income, net	(37)	(45)	(6)	(51)
Goodwill and intangibles impairment	43,500	-	-	-
Other adjustments	2,894	4,245	761	5,006
Adjusted EBITDA	$74,886	$56,069	$6,752	$62,821

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.K. Operations
Net income (loss)	$(16,620)	$1,123	$158	$1,281
Interest expense, net	2,955	2,705	490	3,195
Income tax expense	80	538	49	587
Depreciation and amortization	8,422	8,807	890	9,697
EBITDA	(5,163)	13,173	1,587	14,760
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(132)	-	-	-
Goodwill and intangibles impairment	14,444	-	-	-
Other adjustments	3,079	861	73	934
Adjusted EBITDA	$12,228	$14,034	$1,660	$15,694

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.S. Concrete Waste Management Services
Net income (loss)	$4,404	$(1,520)	$2,009	$489
Interest expense, net	-	2	-	2
Income tax expense (benefit)	593	2,485	(1,784)	701
Depreciation and amortization	10,687	10,871	163	11,034
EBITDA	15,684	11,838	388	12,226
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	(2)	-	(2)
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	2,002	1,342	611	1,953
Adjusted EBITDA	$17,686	$13,178	$999	$14,177

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
Corporate
Net income	$1,366	$1,516	$510	$2,026
Interest expense, net	1	-	-	-
Income tax expense (benefit)	305	332	(355)	(23)
Depreciation and amortization	829	729	25	754
EBITDA	2,501	2,577	180	2,757
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	-	48	(3)	45
Adjusted EBITDA	$2,501	$2,625	$177	$2,802

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions including those relating to the duration and severity of COVID-19. These assumptions and estimates include projected revenue, trade name royalty rates, discount rate, tax amortization benefit and other market factors outside of our control. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year.

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million. No such impairment was required during the remainder of fiscal 2020.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2020 (Successor) and 2019 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended October 31, 2020 (Successor), for the period from December 6, 2018 through October 31, 2019 (Successor) and for the period from November 1, 2018 through December 5, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 (Successor) and 2019 (Successor), and the results of its operations and its cash flows for the year ended October 31, 2020 (Successor), for the period from December 6, 2018 to October 31, 2019 (Successor) and for the period from November 1, 2018 to December 5, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

January 12, 2021

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
(in thousands except per share amounts)	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$6,736	$7,473
Trade receivables, net	44,343	45,957
Inventory	4,630	5,254
Income taxes receivable	1,602	697
Prepaid expenses and other current assets	2,694	3,378
Total current assets	60,005	62,759

Property, plant and equipment, net	304,254	307,415
Intangible assets, net	183,839	222,293
Goodwill	223,154	276,088
Other non-current assets	1,753	1,813
Deferred financing costs, net	753	997
Total assets	$773,758	$871,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$1,741	$23,555
Term loans, current portion	20,888	20,888
Current portion of capital lease obligations	97	91
Accounts payable	6,587	7,408
Accrued payroll and payroll expenses	13,065	9,177
Accrued expenses and other current liabilities	18,879	28,106
Income taxes payable	1,055	1,153
Deferred consideration	-	1,708
Total current liabilities	62,312	92,086

Long term debt, net of discount for deferred financing costs	343,906	360,938
Capital lease obligations, less current portion	380	477
Deferred income taxes	68,019	69,049
Total liabilities	474,617	522,550

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2020 and October 31, 2019	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,463,992 and 58,253,220 issued and outstanding as of October 31, 2020 and October 31, 2019, respectively	6	6
Additional paid-in capital	361,943	350,489
Treasury stock	(131)	-
Accumulated other comprehensive loss	(606)	(599)
Accumulated deficit	(87,071)	(26,081)
Total stockholders' equity	274,141	323,815

Total liabilities and stockholders' equity	$773,758	$871,365

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Successor		Predecessor
(in thousands, except share and per share amounts)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018

Revenue	$304,301	$258,565	$24,396

Cost of operations	166,998	143,512	14,027
Gross profit	137,303	115,053	10,369

General and administrative expenses	111,087	91,914	4,936
Goodwill and intangibles impairment	57,944	-	-
Transaction costs	-	1,521	14,167
Income (loss) from operations	(31,728)	21,618	(8,734)

Other income (expense):
Interest expense, net	(34,408)	(34,880)	(1,644)
Loss on extinguishment of debt	-	-	(16,395)
Other income, net	169	47	6
Total other expense	(34,239)	(34,833)	(18,033)

Loss before income taxes	(65,967)	(13,215)	(26,767)

Income tax benefit	(4,977)	(3,303)	(4,192)

Net loss	(60,990)	(9,912)	(22,575)

Less accretion of liquidation preference on preferred stock	(1,930)	(1,623)	(126)

Loss available to common shareholders	$(62,920)	$(11,535)	$(22,701)

Weighted average common shares outstanding
Basic	52,752,884	41,445,508	7,576,289
Diluted	52,752,884	41,445,508	7,576,289

Net loss per common share
Basic	$(1.19)	$(0.28)	$(3.00)
Diluted	$(1.19)	$(0.28)	$(3.00)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018

Net loss	$(60,990)	$(9,912)	$(22,575)

Other comprehensive loss:
Foreign currency translation adjustment	(7)	(599)	(674)

Total comprehensive loss	$(60,997)	$(10,511)	$(23,249)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(PREDECESSOR)

October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)

December 6, 2018 through October 31, 2020

	Common Stock		Additional Paid-In	Treasury Stock	Accumulated Other Comprehensive
(in thousands)	Class A	Class B	Capital		Income (loss)	Accumulated Deficit	Total
Balance at December 6, 2018	$-	$1	$12,433	$-	$-	$(7,434)	$5,000
Redemption of Class A common stock	-	-	(12,433)	-	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	(9,912)	(9,912)
Foreign currency translation adjustment	-	-	-	-	(599)	-	(599)
Shares issued to acquire business	-	-	1,150	-	-	-	$1,150
Stock-based compensation expense	-	-	3,619	-	-	-	3,619
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-	-
Issuance of shares in exchange for warrants	-	-	5,158	-	-	(5,158)	-
Shares issued upon public offering Class A common stock	2	-	77,385	-	-	-	$77,387
Balance at October 31, 2019	$6	$-	$350,489	$-	$(599)	$(26,081)	$323,815
Stock-based compensation expense	-	-	11,454	-	-	-	11,454
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	-	(60,990)	(60,990)
Foreign currency translation adjustment	-	-	-	-	(7)	-	(7)
Balance at October 31, 2020	$6	$-	$361,943	$(131)	$(606)	$(87,071)	$274,141

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Net loss	$(60,990)	$(9,912)	$(22,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangibles impairment	57,944	-	-
Depreciation	28,264	20,279	2,060
Deferred income taxes	(1,029)	(2,446)	(4,355)
Amortization of deferred financing costs	4,100	3,664	152
Write off deferred debt issuance costs	-	-	3,390
Amortization of debt premium	-	-	(11)
Amortization of intangible assets	33,392	32,366	653
Stock-based compensation expense	11,454	3,619	27
Prepayment penalty on early extinguishment of debt	-	-	13,004
Net gain on the sale of property, plant and equipment	(1,508)	(611)	(166)
(Payment) / accretion of contingent consideration in excess of amounts established in purchase accounting	(526)	207	-
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	1,597	(5,861)	485
Inventory	624	(466)	(294)
Prepaid expenses and other current assets	1,651	(1,001)	(1,283)
Income taxes payable, net	(998)	(1,428)	203
Accounts payable	(796)	(7,303)	(654)
Accrued payroll, accrued expenses and other current liabilities	5,791	(8,330)	17,280
Net cash provided by operating activities	78,970	22,777	7,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,339)	(35,736)	(503)
Proceeds from sale of property, plant and equipment	3,486	3,073	364
Cash withdrawn from Industrea Trust Account	-	238,474	-
Acquisition of net assets, net of cash acquired - CPH acquisition	-	(449,434)	-
Acquisition of net assets, net of cash acquired - Capital acquisition	-	(129,218)
Acquisition of net assets, net of cash acquired - Other Business Combinations	-	(2,257)	-
Net cash used in investing activities	(35,853)	(375,100)	(139)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Cash flows from financing activities:
Proceeds on long term debt	-	417,000	-
Payments on long term debt	(20,888)	(14,906)	-
Proceeds on revolving loan	285,861	222,213	4,693
Payments on revolving loan	(307,518)	(198,863)	(20,056)
Payment of debt issuance costs	-	(231,415)	-
Redemption of common shares	-	(24,929)	-
Payments on capital lease obligations	(91)	(78)	(7)
Purchase of treasury stock	(131)	-	-
Issuance of preferred shares	-	25,000	-
Payment of underwriting fees	-	(8,050)	-
Issuance of common shares - Dec 2018	-	96,900	-
Issuance of common shares - May 2019	-	77,387	-
Payment of contingent consideration established in purchase accounting	(1,161)	-	-
Proceeds on exercise of rollover incentive options	-	1,370	-
Net cash provided by (used in) financing activities	(43,928)	361,629	(15,370)
Effect of foreign currency exchange rate on cash	74	(1,837)	(70)
Net increase (decrease) in cash and cash equivalents	(737)	7,469	(7,663)
Cash and cash equivalents:
Beginning of period	7,473	4	8,621
End of period	$6,736	$7,473	$958

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Supplemental cash flow information:
Cash paid for interest	$33,100	$29,472	$201
Cash paid for income taxes, net of refunds	$3,352	$1,984	$-

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$-	$164,909	$-
Equipment purchases included in accrued expenses and accounts payable	$4,149	$16,417	$-
Shares issued to acquire a business	$-	$1,150	$-
Holdbacks related to the acquisition of a business	$-	$181	$-

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. Such macroeconomic volatility, in addition to other unforeseen effects of this pandemic, has impacted our business, results of operations and overall financial performance. The Company has made adjustments to its operations and executed certain cost reduction initiatives as a result of the COVID-19 pandemic.

In the final month of the second quarter of fiscal 2020, our operations in the Seattle and U.K. markets were negatively impacted due to COVID-19-imposed construction site shutdowns. These restrictions were, for the most part, lifted during the third quarter ended July 31, 2020. As a result of the pandemic, the Company has implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations. The Company had previously suspended any remaining uncommitted 2020 capital expenditure investments, but that was lifted as its overall liquidity and operations have improved. While the Company believes these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on the Company in future periods.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020. There were no triggering events during the remainder of fiscal 2020. Refer to Notes 2 and 8 for further discussion. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent news regarding vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at October 31, 2020 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

As a result of the Business Combination, the Company is the acquirer for accounting purposes and CPH is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”).

The Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.6 million and $0.6 million as of October 31, 2020 and 2019, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of October 31, 2020 and 2019.

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

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. As noted above, the Company identified a triggering event during the second quarter of fiscal 2020 from the recent decline in its stock price and elected to perform an interim impairment test on its indefinite-lived trade names. Refer to Note 8 for further discussion.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2020.

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

Income taxes

The Company complies with ASC 740, Income Taxes, which requires an asset and liability approach to financial reporting for income taxes.

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

Concentrations

As of October 31, 2020 there were three significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Newly adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The new standard will be applied prospectively to any transactions occurring within the period of adoption and is effective for entities other than public business entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020. As there have been no new business combinations, this ASU has not had an effect on the Company’s consolidated financial statements. The Company will apply this ASU as new business combinations occur.

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

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2019 and interim reporting periods within annual reporting periods beginning after December 15, 2020 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2021. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.

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

The unaudited pro forma financial information is as follows:

(in thousands)	Year Ended October 31, 2020	Year Ended October 31, 2019
Revenue	$304,301	$24,396
Pro forma revenue adjustments by Business Combination
Capital	-	26,829
CPH	-	258,565
Total pro forma revenue	$304,301	$309,790

(in thousands)	Year Ended October 31, 2020	Year Ended October 31, 2019
Net loss	$(60,990)	$(22,575)
Pro forma net income (loss) adjustments by Business Combination
Capital	-	2,868
CPH	-	(9,912)
Total pro forma net loss	$(60,990)	$(29,619)

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

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at October 31, 2020 and 2019 is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	October 31,		October 31,
	2020		2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$381,205	$365,003	$402,094	$394,052
Capital lease obligations	477	477	568	568

 In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The fair value of the deferred consideration was $1.7 million at October 31, 2019, which also represented the date at which the 3-year earnout period ended. The deferred consideration was fully paid out during the fiscal 2020 first quarter. In accordance with US GAAP, the related cash outflows are reflected in the statement of cash flows with $1.2 million being included in financing activities, reflecting the payment of contingent consideration that was originally established in purchase accounting, and the remaining $0.5 million being included in operating activities, reflecting the payment amount that is in excess of the contingent consideration that was originally established in purchase accounting.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at October 31, 2020 and 2019 are comprised of the following:

	October 31,	October 31,
(in thousands)	2020	2019
Prepaid insurance	$1,399	$1,416
Prepaid licenses and deposits	429	528
Prepaid rent	149	485
Other prepaids	717	949
Total prepaid expenses and other current assets	$2,694	$3,378

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at October 31, 2020 and 2019 are comprised of the following:

	October 31,	October 31,
(in thousands)	2020	2019
Land, building and improvements	$26,728	$26,085
Capital leases—land and buildings	828	828
Machinery and equipment	318,029	295,741
Transportation equipment	2,338	2,223
Furniture and office equipment	1,230	1,209
Property, plant and equipment, gross	349,153	326,086
Less accumulated depreciation	(44,899)	(18,671)
Property, plant and equipment, net	$304,254	$307,415

Depreciation expense for the Successor year ended October 31, 2020 was $28.3 million. Depreciation expense for the Successor period from December 6, 2018 to October 31, 2019 was $20.3 million. Depreciation expense for the Predecessor from November 1, 2018 to December 5, 2018 was $2.1 million. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses.

Note 8. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations (see Note 4 - Business Combinations).

During the second quarter of fiscal 2020, the Company identified a triggering event resulting from a sustained decline in its stock price and deterioration in general economic conditions resulting from COVID-19. As a result, the Company, with the assistance of a third party valuation specialist, performed an interim impairment test on its indefinite-lived trade name intangible assets and goodwill as of April 30, 2020.

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade name. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping trade name was approximately 11.8% below its carrying value and as such, recorded a non-cash impairment charge of $5.0 million in intangibles impairment in its consolidated statements of operations for the year ended October 31, 2020. The impaired trade name has a remaining value of $37.3 million as of October 31, 2020. In addition, the Company concluded that the fair values of its Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 7.8% and 109.1%, respectively, and their remaining values are $7.7 million and $5.5 million as of October 31, 2020, respectively.

The goodwill impairment test was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping and U.K. Operations reporting units were approximately 6.9% and 14.8% below their carrying values, respectively. As such, the Company recorded non-cash impairment charges of $38.5 million and $14.4 million to its U.S. Concrete Pumping and U.K. Operations reporting units, respectively, in goodwill impairment in its consolidated statements of operations for the year ended  October 31, 2020. In addition, the Company concluded that the fair value of its U.S. Concrete Waste Management Services reporting unit exceeded its carrying value by approximately 4.5% and, as such, no impairment charge was recorded.

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

A qualitative impairment assessment was done on the annual assessment date and no impairment was identified for the remainder of fiscal 2020. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at October 31, 2020 and at October 31, 2019:

	October 31,					October 31,
	2020					2019
	Gross			Foreign Currency	Net	Gross		Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
(in thousands)	Value	Impairments	Amortization	Adjustment	Amount	Value	Amortization	Adjustment	Amount
Customer relationship	$193,585	$-	$(64,676)	$(106)	$128,803	$193,594	$(31,861)	$(62)	$161,671
Trade name	5,432	-	(1,020)	(14)	4,398	5,434	(483)	(7)	4,944
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	-	-	55,500
Noncompete agreements	200	-	(62)	-	138	200	(22)	-	178
Total intangibles	$254,717	$(5,000)	$(65,758)	$(120)	$183,839	$254,728	$(32,366)	$(69)	$222,293

Amortization expense for the Successor year ended  October 31, 2020 was $33.4 million. Amortization expense for the Successor period from December 6, 2018 to October 31, 2019 was $32.4 million. Amortization expense for the Predecessor from November 1, 2018 to December 5, 2018 was $0.7 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2021	$26,852
2022	21,606
2023	17,173
2024	13,792
2025	11,159
Thereafter	42,758
Total	$133,340

The changes in the carrying value of goodwill by reportable segment for the twelve months ended October 31, 2020 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2018 (Predecessor)	$49,374	$18,368	$6,914	$-	$74,656
Foreign currency translation	-	(12)	-	-	(12)
Balance at December 5, 2018 (Predecessor)	$49,374	$18,356	$6,914	$-	$74,644

Balance at December 6, 2018 (Successor)	$-	$-	$-	$-	$-
Acquired goodwill	185,782	40,554	49,133	-	275,469
Foreign currency translation	-	619	-	-	619
Balance at October 31, 2019 (Successor)	$185,782	$41,173	$49,133	$-	$276,088
Measurement-period adjustments	200	-	-	-	200
Impairments	(38,500)	(14,444)	-	-	(52,944)
Foreign currency translation	-	(190)	-	-	(190)
Balance at October 31, 2020 (Successor)	$147,482	$26,539	$49,133	$-	$223,154

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

The outstanding balance under the Term Loan Agreement as of  October 31, 2020 was $381.2 million and as of that date, the Company was in compliance with all debt covenants. The Company’s interest on borrowings under the Term Loan Agreement bear interest using the London Inter-bank Offered Rate (LIBOR) as the base rate plus an applicable margin in line with the summarized terms of the Term Loan Agreement as described above.

Future maturities of the term loans for fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2021	$20,888
2022	20,888
2023	20,888
2024	20,888
2025	20,888
Thereafter	276,765
Total	$381,205

ABL Credit Agreement

Summarized terms of the ABL Credit Agreement are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;
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

The outstanding balance under the ABL Credit Agreement as of  October 31, 2020 was $1.7 million and as of that date, the Company was in compliance with all debt covenants.

Predecessor

In connection with the Business Combination, the Company repaid its existing credit facilities and the Seller Notes discussed below in full and replaced them with the Term Loan Agreement and the ABL Credit Agreement discussed previously. The Company also incurred an aggregate of $16.4 million of costs related to the extinguishment of its existing debts, including the write-off of unamortized borrowing costs and an early extinguishment fee paid to its lenders. The amount has been reflected as debt extinguishment costs in the Predecessor’s consolidated statement of income for the period ended December 5, 2018.

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

The table below is a summary of the composition of the Company’s long-term debt balances at October 31, 2020 and 2019.

	October 31,	October 31,
(in thousands)	2020	2019
Short term portion of term loan	$20,888	$20,888
Long term portion of term loan	360,317	381,206
Total term loan	381,205	402,094
Less unamortized deferred financing costs	(16,411)	(20,268)
Total debt	$364,794	$381,826

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at October 31, 2020 and 2019:

	October 31,	October 31,
(in thousands)	2020	2019
Accrued vacation	$1,667	$1,433
Accrued payroll	1,507	3,205
Accrued bonus	4,752	3,177
Other accrued	5,139	1,362
Total accrued payroll and payroll expenses	$13,065	$9,177

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at October 31, 2020 and 2019:

	October 31,	October 31,
(in thousands)	2020	2019
Accrued insurance	$7,806	$6,105
Accrued interest	146	3,049
Accrued equipment purchases	4,149	15,343
Accrued sales and use tax	311	311
Accrued property taxes	882	915
Accrued professional fees	1,213	1,729
Accrued due to related party (refer to Note 12)	1,765	-
Other	2,607	654
Total accrued expenses and other liabilities	$18,879	$28,106

Note 12. Income Taxes

The sources of income before income taxes for the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and the predecessor period from November 1, 2018 through December 5, 2018 are as follows:

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
United States	$(49,427)	$(14,875)	$(26,975)
Foreign	(16,540)	1,660	207
Total	$(65,967)	$(13,215)	$(26,768)

The components of the provision for income taxes for the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and the predecessor period from November 1, 2018 through December 5, 2018 are as follows:

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Current tax provision (benefit):
Federal	$(4,299)	$-	$-
Foreign	(9)	1,108	134
State and local	361	409	31
Total current tax provision (benefit)	(3,947)	1,517	165

Deferred tax provision (benefit):
Federal	$759	$(3,317)	$(3,474)
Foreign	126	(571)	(86)
State and local	(1,914)	(932)	(797)
Total deferred tax benefit	(1,029)	(4,820)	(4,357)

Net benefit for income taxes	$(4,977)	$(3,303)	$(4,192)

For the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and the Predecessor period from November 1, 2018 through December 5, 2018, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Income tax benefit per federal statutory rate of 21% for each period	$(13,912)	$(2,777)	$(5,622)
State income taxes, net of federal deduction	(150)	(468)	(635)
Foreign rate differential	108	(48)	(6)
Meals and entertainment	127	187	24
Transaction costs	-	18	1,414
Change in deferred tax rate	(1,654)	(95)	30
Stock-based compensation	105	-	6
Equity contribution	-	127	-
Nontaxable interest income net of foreign income inclusions	717	(257)	(62)
Deferred tax on undistributed foreign earnings	(255)	236	68
Impact of tax reform in the U.K. (see discussion below)	859	-	-
Deferred finance costs	-	-	586
Goodwill impairment	9,812	-	-
Impact of US tax reform from CARES Act	(1,381)	-	-
Settlement with related party	420	-	-
Other	227	(226)	5
Income tax benefit	$(4,977)	$(3,303)	$(4,192)

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for fiscal years ending October 31, 2020 and October 31, 2019 are summarized as follows:

(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019
Deferred tax assets:
Accrued insurance reserve	$1,637	$1,334
Accrued sales and use tax	75	77
Accrued bonuses and vacation	1,521	353
Accrued payroll tax	676	-
Foreign tax credit carryforward	80	80
State tax credit carryforward	70	-
Interest expense carryforward	4,089	9,181
Stock-based compensation	3,127	893
Prepaid expenses	-	4
Other	335	435
Net operating loss carryforward	10,308	17,385
Total deferred tax assets	$21,918	$29,742
Valuation allowance	(63)	(63)
Net deferred tax assets	$21,855	$29,679

Deferred tax liabilities:
Intangible assets	(27,504)	(36,593)
Property and equipment	(61,761)	(61,608)
Prepaid expenses	(128)	-
Unremitted foreign earnings	(481)	(527)
Total net deferred tax liabilities	(89,874)	(98,728)

Net deferred tax liabilities	$(68,019)	$(69,049)

As of October 31, 2020, the Company has the following tax carryforwards:

(in millions)	Balance as of October 31, 2020	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$42.6	N/A – Carried forward indefinitely
State net operating loss carryforwards	30.4	2023
Foreign tax carryforwards	0.1	2026
State credit carryforwards	0.1	2023
Interest expense carryforwards	15.8	N/A – Carried forward indefinitely
Total tax carryforwards	$89.0

The Company has provided U.S. deferred taxes on cumulative earnings of all of its non-U.S. affiliates.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment.  The Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance provided. The valuation allowance provided by the Company relates to foreign tax credit carryforwards.

The following table summarizes the changes in the Company's unrecognized tax benefits during the year ended October 31, 2020 and 2019, and the Predecessor period ended  December 5, 2018. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Balance, beginning of year	$1,726	$-	$-
Increase in current year position	-	1,726	-
Increase in prior year position	-	-	-
Decrease in prior year position	(154)	-	-
Lapse in statute of limitations	-	-	-
Balance, end of year	$1,572	$1,726	$-

As of October 31, 2020 and 2019, and December 5, 2018, the company has recognized no interest or penalties.

On March 17, 2020, the House of Commons in the U.K. passed a Budget Resolution under the Provisional Collection of Taxes Act of 1968 (the "Budget Resolution").  The Budget Resolution substantively enacted an increase in the U.K. corporate tax rate for tax periods after March 31, 2020 from 17% to 19%.  As a result of the Budget Resolution, the Company recorded tax expense of $0.9 million related to the remeasurement of deferred tax assets and liabilities to reflect the increase in the U.K. corporate tax rate.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act included several significant business tax provisions that, among other things, eliminated the taxable income limit for certain net operating losses ("NOL") and allowed businesses to carry back NOL's arising in 2018, 2019 and 2020 to the five prior years, accelerated refunds of previously generated corporate alternative minimum tax credits, generally loosened the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOL's to the fiscal 2016 and 2017 tax returns. During fiscal 2020, the Company carried back all NOL's that were generated in fiscal year 2018 to the 2016 and part of the 2017 tax returns and also carried back a portion of the NOL's accumulated during fiscal 2019 to the remaining income from the 2017 tax return.  These carrybacks resulted in a revaluation of the NOL carryforwards from the 21% federal rate in effect prior to the CARES Act to 34%, which was the federal income tax rate for 2016 and 2017. On March 31, 2020, the Company received a demand letter alleging that the Company is required to remit to the Predecessor's shareholders certain tax refunds from carrying back certain NOL's made available as a result of the passage of the CARES Act.  In October 2020, the Company reached a settlement with the Predecessor’s shareholders, resulting in the Company agreeing to pay $2.0 million of the $4.3 million in refunds to the Predecessor’s shareholders. This $2.0 million charge was recorded in general and administrative expenses in the accompanying consolidated statements of operations.  Following the $1.4 million revaluation in the carrying value of the NOL's as a result of the carryback benefit at a higher tax rate, the net financial impact to the Company is a $0.6 million loss.  The corresponding due to related party is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. This is expected to be settled as the income tax refunds from the IRS are received.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment and vehicles under non-cancelable operating leases with various expiration dates through April 2029. Monthly lease payments range from $100 to $19,564. Total rental expense for the Successor year ended  October 31, 2020 was $6.6 million. Total rental expense for Successor period from December 6, 2018 through October 31, 2019 and the Predecessor period from November 1, 2018 through December 5, 2018 was $4.4 million and $0.7 million, respectively, which also includes the Company’s month-to-month leases.

The following is a summary of future minimum lease payments for the years ended October 31:

(in thousands)	Future Payments
2021	$2,139
2022	1,868
2023	1,370
2024	743
2025	265
Thereafter	835
Total	$7,220

Capital Leases

The Company has a limited number of capital leases related to land and buildings. The capital lease obligation recorded as of  October 31, 2020 was $0.5 million while the net book value of the leased assets as of October 31, 2019 was $0.6 million.

The following is a summary of future minimum lease payments together with the present value of those payments for the years ended October 31:

(in thousands)	Future Payments
2021	$107
2022	115
2023	118
2024	120
2025	61
Thereafter	-
Total minimum lease payments	521
Less the amount representing interest	(43)
Present value of minimum lease payments	$478

Insurance

As of October 31, 2020, and October 31, 2019, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles (per occurrence):

Deductible
General liability	$250,000
General liability (in the case of accident and driver has completed NationsBuilders Insurance Services driver training)	$125,000
Automobile	$100,000
Workers' compensation	$250,000

The Company has accrued $5.4 million and $5.0 million, as of  October 31, 2020 and October 31, 2019, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of October 31, 2020 and October 31, 2019, the Company had accrued $2.4 million and $1.1 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.3 million, as of October 31, 2020 and October 31, 2019, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Credit Agreement provides for up to $7.5 million of standby letters of credit. As of October 31, 2020, total outstanding letters of credit totaled $1.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of October 31, 2020, there were 13,017,777 public warrants and no private warrants outstanding.

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

Warrant Exchange

On April 1, 2019, the Company commenced an offer to each holder of its publicly traded warrants (the “public warrants”) and private placement warrants that were issued in connection with Industrea’s initial public offering on April 17, 2017 (the “private warrants”) to receive 0.2105 shares of common stock in exchange for each outstanding public warrant tendered and 0.1538 shares of common stock in exchange for each private warrant tendered pursuant to the offer (the “Offer” or “Warrant Exchange”).

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As no agreement was modified as a result of the exchange, we concluded that the exchange of Company common stock for the warrants was analogous to a share repurchase. The Company recorded a loss on repurchase of the warrants of $5.2 million in the 2019 second quarter, all of which was included as an adjustment to retained earnings. The $5.2 million loss reflects the par value of the warrants in APIC of $21.1 million less the fair value of the common stock that was issued in exchange for the warrants of $26.3 million. As of October 31, 2020, 13,017,777 public warrants and no private warrants were outstanding.

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

During 2019, pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards vested pursuant to one of the following four conditions:

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

On October 29, 2020 almost all of the then-outstanding stock awards were modified as follows:

(1)	113 awards for 113 employees accepted a modification to their restricted stock awards (if U.S. employees) or stock options (if U.K. employees) with market-based vesting conditions as follows:
o	The price vesting targets of $13.00 per share, $16.00 per share or $19.00 per share were reduced to $6.00 per share, $8.00 per share or $10.00 per share, respectively
o	The market-based awards were exchanged on a 2-for-1 exchange ratio. In total 3,816,450 market-based awards were exchanged for 1,908,165 market-based awards
(2)

18 awards for 18 employees had their restricted stock awards (if U.S. employees) or stock options (if U.K. employees) with market-based vesting conditions (the same $13/$16/$19 price targets outlined above) modified as follows:

o

Each individual's total award was split into the following: (a) 46% of time vesting shares that vested on December 6, 2020, (b) 15% of time vesting shares which will vest ratably 1/3 each year on December 6, 2021, 2022 and 2023, and (c) the remaining 39% will initially vest based on reduced price vesting targets of $6.00 per share, $8.00 per share or $10.00 per share. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

o	In the aggregate, 1,381,426 stock awards were modified as follows:
(a)	635,455 shares vested on December 6, 2020,
(b)	207,215 shares will vest ratably 1/3 each year on December 6, 2021, 2022 and 2023, and
(c)	538,756 shares will vest based on reduced price vesting targets of $6.00 per share, $8.00 per share or $10.00 per share

As a result of the modifications, and in accordance with ASC 718, the Company updated the fair value of each modified award to be equal to the following:

●	Unrecognized stock-based compensation expense as of October 29, 2020 immediately before the modification plus
●	The greater of $0 or the difference between fair value of new award immediately after modification less the fair value of old award immediately before modification

The fair values for the above awards were calculated using a Monte Carlo simulation model and the updated fair value of the stock award is expensed over the new service period for the new award. As a result of the modifications, the Company recorded $5.9 million of compensation expense on day 1 of the modification as the requisite service period is zero. Outside of the unrecognized compensation expense for all other awards, no incremental costs are expected to be incurred in the future.

Included in the table below is a summary of the awards outstanding at October 31, 2020, following the modification, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

(in thousands, except shares outstanding and fair value amounts)

Location	Type of Award	Shares Outstanding at October 31, 2020	Fair Value	Unrecognized Compensation Expense at October 31, 2020	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	895,902	$6.67	$4,633	12/6/2023
U.S.	Time Based Only	707,133	$5.18	-	10/29/2020
U.S.	$6 Market/Time- Based	558,956	$3.86	3,455	1/22/2025
U.S.	$8 Market/Time- Based	558,956	$3.46	3,054	5/1/2025
U.S.	$10 Market/Time- Based	558,969	$3.15	2,697	7/9/2025
U.S.	$6 Market/Time- Based	150,697	$6.19	-	10/29/2020
U.S.	$8 Market/Time- Based	150,697	$5.47	-	10/29/2020
U.S.	$10 Market/Time- Based	150,706	$4.83	-	10/29/2020
U.S.	$13 Market/Time- Based	1,925	$3.86	9	5/4/2024
U.S.	$16 Market/Time- Based	1,925	$3.46	7	8/27/2024
U.S.	$19 Market/Time- Based	1,925	$3.15	6	11/19/2024
U.K.	Time Based Only	123,350	$6.66	637	12/6/2023
U.K.	Time Based Only	135,537	$5.17	-	10/29/2020
U.K.	$6 Market/Time- Based	77,091	$3.85	476	1/22/2025
U.K.	$8 Market/Time- Based	77,091	$3.45	420	5/1/2025
U.K.	$10 Market/Time- Based	77,102	$3.14	371	7/9/2025
U.K.	$6 Market/Time- Based	28,885	$6.18	-	10/29/2020
U.K.	$8 Market/Time- Based	28,885	$5.46	-	10/29/2020
U.K.	$10 Market/Time- Based	28,886	$4.82	-	10/29/2020
Total		4,314,618		$15,765

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2020:

	Options	Weighted average exercise price
Outstanding stock options, October 31, 2019	2,069,398	$1.33
Granted	7,250	$0.01
Forfeited	(25,888)	$0.01
Exercised	(27,660)	$0.01
Expired	(500)	$0.01
Modified	(231,284)	$0.01
Outstanding stock options, October 31, 2020	1,791,316	$1.54

The total intrinsic value of stock options exercised for the Successor year ended October 31, 2020 was $0.1 million.

The following table summarizes information about stock options outstanding at October 31, 2020:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	580,861	$0.01	8.4	$1,870	4,034	$0.01	8.4	$13
$0.87	886,382	$0.87	4.3	2,092	886,382	$0.87	4.3	2,092
$6.09	324,073	$6.09	5.4	-	324,073	$6.09	5.4	-
Total	1,791,316	$1.54	-	$3,962	1,214,489	$2.26	4.6	$2,105

As of October 31, 2020, there was $1.9 million of total unrecognized compensation cost related to stock options that is expected to be recognized as an expense by the Company in the future.

The Company recognized $0.0 million in tax benefits related to exercised stock options for the Successor year ended October 31, 2020.

Restricted Stock Awards

The following table is a summary of Restricted Stock Awards activity for year ended October 31, 2020:

	Units	Weighted average grant-date fair value
Unvested as of December 6, 2018	-	$-
Granted	5,885,809	$4.42
Vested	-	$-
Forfeited	(130,350)	$4.58
Unvested as of October 31, 2019	5,755,459	$4.44
Granted	-	$-
Vested	(229,011)	$6.61
Forfeited	(111,656)	$4.49
Modified	(1,677,001)	$3.89
Unvested as of October 31, 2020	3,737,791	$5.39

As of October 31, 2020, there was $13.5 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future.

Predecessor

The Predecessor accounted for share-based awards in accordance with ASC Topic 718 Compensation–Stock Compensation (“ASC 718”), which requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period. Stock-based compensation awards are valued at fair value on the date of grant. As a result of the Business Combination, the acceleration clause within the original award agreements was triggered and all unvested awards immediately vested, resulting in an amount of $0.6 million of stock-based compensation expense presented “on the line” (see Note 4 - Business Combinations). Stock-based compensation for the Predecessor period from November 1, 2018 to December 5, 2018 totaled $0.1 million and has been included in general and administrative expenses on the accompanying consolidated statement of income.

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

Successor

At October 31, 2020 (Successor), the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 5.6 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.6 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2020 and the Successor period from December 6, 2018 through October 31, 2019:

	Successor
(in thousands, except share and per share amounts)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019

Net loss attributable to Concrete Pumping Holdings, Inc.	$(60,990)	$(9,912)
Less: Preferred stock - cumulative dividends	(1,930)	(1,623)
Less: Undistributed earnings allocated to participating securities	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(62,920)	$(11,535)
Add back: Preferred stock - cumulative dividends	-	-
Add back: Undistributed earning allocated to participating securities	-	-
Less: Undistributed earnings reallocated to participating securities	-	-
Numerator for diluted loss per share	$(62,920)	$(11,535)

Weighted average shares (denominator):
Weighted average shares - basic	52,752,884	41,445,508
Weighted average shares - diluted	52,752,884	41,445,508

Basic loss per share	$(1.19)	$(0.28)
Diluted loss per share	$(1.19)	$(0.28)

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

The table below shows our basic and diluted EPS calculations for the Predecessor period from November 1, 2018 through December 5, 2018:

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

Note 17. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the Successor year ended October 31, 2020 and Successor period from December 6, 2018 through October 31, 2019 were $1.0 million, $0.8 million, respectively. For the Predecessor period from November 1, 2018 through December 5, 2018 retirement plan contributions were $0.1 million.

Camfaud operates a Small Self-Administered Scheme (SSAS), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.3 million and $0.2 million for the Successor year ended October 31, 2020 and the Successor period from December 6, 2018 through October 31, 2019, respectively. For the Predecessor period from November 1, 2018 through December 5, 2018 contributions amounted to $0.1 million.

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

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2020 and 2019:

	Successor	Successor and Predecessor
(in thousands)	Year Ended October 31, 2020	Year Ended October 31, 2019
California	$685	$581
Oregon	301	288
Washington	273	242
Total contributions	$1,259	$1,111

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plan for Oregon was Green (greater than 80 percent funded) and for California and Washington, it was Yellow (less than 80 percent funded but greater than 65 percent funded). The funding status for the Oregon and Washington multiemployer defined benefit pension plans is at January 1, 2019 and for the California multiemployer defined benefit pension plan is at July 1, 2019.

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

●	Corporate - Is primarily related to the intercompany leasing of real estate to certain of the U.S Concrete Pumping branches.

Any differences between segment reporting and consolidated results are reflected in Intersegment below.

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

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Revenue
U.S. Concrete Pumping	$229,740	$187,031	$16,659
U.K. Operations	39,145	44,021	5,143
U.S. Concrete Waste Management Services	35,890	27,779	2,628
Corporate	2,500	2,258	242
Intersegment	(2,974)	(2,524)	(276)
	$304,301	$258,565	$24,396

Income (loss) before income taxes
U.S. Concrete Pumping	$(56,095)	$(17,689)	$(27,354)
U.K. Operations	(16,540)	1,661	207
U.S. Concrete Waste Management Services	4,997	965	225
Corporate	1,671	1,848	155
	$(65,967)	$(13,215)	$(26,767)

	Successor			Predecessor
(in thousands)	Year Ended October 31, 2020		December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
EBITDA
U.S. Concrete Pumping	$17,074	[1]	$46,729	$(24,565)
U.K. Operations	(5,163)	[1]	13,173	1,587
U.S. Concrete Waste Management Services	15,684		11,838	388
Corporate	2,501		2,577	180
	$30,096		$74,317	$(22,410)

Consolidated EBITDA reconciliation
Net loss	$(60,990)		$(9,912)	$(22,575)
Interest expense, net	34,408		34,880	1,644
Income tax benefit	(4,977)		(3,303)	(4,192)
Depreciation and amortization	61,655		52,652	2,713
EBITDA	$30,096		$74,317	$(22,410)

1 The U.S. Concrete Pumping segment’s EBITDA for the year ended October 31, 2020 includes the impact of $43.5 million in goodwill and intangibles impairment while the U.K. Concrete Pumping segment’s EBITDA for the year ended October 31, 2020 includes the impact of $14.4 million in goodwill and intangibles impairment.

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Depreciation and amortization
U.S. Concrete Pumping	$41,717	$32,245	$1,635
U.K. Operations	8,422	8,807	890
U.S. Concrete Waste Management Services	10,687	10,871	163
Corporate	829	729	25
	$61,655	$52,652	$2,713

Interest expense, net
U.S. Concrete Pumping	$(31,452)	$(32,173)	$(1,154)
U.K. Operations	(2,955)	(2,705)	(490)
U.S. Concrete Waste Management Services	-	(2)	-
Corporate	(1)	-	-
	$(34,408)	$(34,880)	$(1,644)

Transaction costs including transaction-related debt extinguishment
U.S. Concrete Pumping	$-	$1,521	$-
Corporate	-	-	30,562
	$-	$1,521	$30,562

Total assets by segment for the periods presented are as follows:

	October 31,	October 31,
(in thousands)	2020	2019
Total Assets
U.S. Concrete Pumping	$570,536	$637,384
U.K. Operations	109,726	138,435
U.S. Concrete Waste Management Services	140,209	137,646
Corporate	25,517	24,223
Intersegment	(72,230)	(66,323)
	$773,758	$871,365

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of October 31, 2020 and 2019 are as follows:

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Revenues
U.S.	$265,156	$214,544	$19,253
U.K.	39,145	44,021	5,143
	$304,301	$258,565	$24,396

	October 31,	October 31,
(in thousands)	2020	2019
Long Lived Assets
U.S.	$260,693	$263,363
U.K.	43,561	44,052
	$304,254	$307,415

Note 19. Related-Party Transactions

Successor

As discussed in Note 12, in October 2020, the Company reached a settlement with the Predecessor’s shareholders, resulting in the Company recording a $2.0 million charge related to the settlement agreement reached between the Company and the Predecessor shareholders that is included in general and administrative expenses in the accompanying consolidated statements of operations.  The corresponding due to related party is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and is expected to be settled as the income tax refunds from the IRS are received.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that all previously reported material weaknesses have been remediated and the Company’s internal control over financial reporting was effective as of October 31, 2020.

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

Remediation of Prior Material Weakness

Management identified and disclosed a material weakness in internal control in the Company’s fiscal 2020 second quarter Form 10-Q. Specifically, during completion of the Company’s goodwill and intangibles impairment analysis as of April 30, 2020, the Management review control related to certain inputs into the valuation analysis did not operate effectively, resulting in a material reduction to the goodwill impairment originally recorded. The error was identified and corrected prior to release of the Company’s fiscal 2020 second quarter Form 10-Q.

As of October 31, 2020, management concluded that the above material weakness in our internal controls over financial reporting related to our goodwill and intangibles impairment analysis as of April 30, 2020, was fully remediated as controls were put in place and evidenced to ensure that review of inputs included in valuation analyses provided to valuation specialists is reviewed for accuracy and completeness.

Changes in Internal Control Over Financial Reporting

Other than changes described under Remediation of Prior Material Weaknesses above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to our directors, officers and employees. We have posted our Code of Ethics on our website (https://ir.concretepumpingholdings.com/governance-docs) and will post on such website any amendments to, or waivers from, a provision of its Code of Ethics applying to an executive officer or director when required by applicable SEC and Nasdaq rules and regulations.

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

Item 14. Principal Accountant Fees and Services

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

4.5	Description of Capital Stock. (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K (File No. 001-38166), filed Concrete Pumping Holdings, Inc, on January 14, 2020)
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
10.19*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, as amended October 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on November 2, 2020).

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

10.22

Settlement Agreement and Release, dated as of October 30, 2020, by and between (i) Concrete Pumping Holdings, Inc. and Brundage-Bone Concrete Pumping Holdings, and (ii) PGP Investors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc. on October 30, 2020).

10.23	Form of first amended stock award agreement for executives
10.24	Form of second amended stock award agreement for executives
16.1

Letter from WithumSmith+Brown, PC to the SEC, dated March 1, 2019. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on March 4, 2019).

21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of BDO USA, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 12, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 12, 2021.

/s/ Bruce Young	Chief Executive Officer and Director	January 12, 2021
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 12, 2021
Iain Humphries	(principal financial and accounting officer)

/s/ David A.B. Brown	Chairman of the Board	January 12, 2021
David A.B. Brown

/s/ Tariq Osman	Vice Chairman of the Board	January 12, 2021
Tariq Osman

/s/ Raymond Cheesman	Director	January 12, 2021
Raymond Cheesman

/s/ Heather L. Faust	Director	January 12, 2021
Heather L. Faust

/s/ David G. Hall	Director	January 12, 2021
David G. Hall

/s/ Brian Hodges	Director	January 12, 2021
Brian Hodges

/s/ Matthew Homme	Director	January 12, 2021
Matthew Homme

/s/ Howard D. Morgan	Director	January 12, 2021
Howard D. Morgan

/s/ John Piecuch	Director	January 12, 2021
John Piecuch

/s/ M. Brent Stevens	Director	January 12, 2021
M. Brent Stevens