Form 10-Q
period 2021-01-31
Concrete Pumping Holdings, Inc.
filed 2021-03-11
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 10, 2021, the registrant had 56,469,444 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2021

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	January 31,	October 31,
(in thousands except per share amounts)	2021	2020

Current assets:
Cash and cash equivalents	$2,273	$6,736
Trade receivables, net	39,179	44,343
Inventory	4,715	4,630
Income taxes receivable	1,427	1,602
Prepaid expenses and other current assets	8,082	2,694
Total current assets	55,676	60,005

Property, plant and equipment, net	304,633	304,254
Intangible assets, net	178,000	183,839
Goodwill	224,776	223,154
Other non-current assets	741	1,753
Deferred financing costs	2,197	753
Total assets	$766,023	$773,758

Current liabilities:
Revolving loan	$7,687	$1,741
Term loans, current portion	-	20,888
Current portion of capital lease obligations	98	97
Accounts payable	5,586	6,587
Accrued payroll and payroll expenses	10,950	13,065
Accrued expenses and other current liabilities	15,526	18,879
Income taxes payable	465	1,055
Total current liabilities	40,312	62,312

Long term debt, net of discount for deferred financing costs	368,040	343,906
Capital lease obligations, less current portion	356	380
Deferred income taxes	65,621	68,019
Total liabilities	474,329	474,617

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2021 and October 31, 2020	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,470,594 and 56,463,992 issued and outstanding as of January 31, 2021 and October 31, 2020, respectively	6	6
Additional paid-in capital	362,615	361,943
Treasury stock	(461)	(131)
Accumulated other comprehensive income (loss)	3,895	(606)
Accumulated deficit	(99,361)	(87,071)
Total stockholders' equity	266,694	274,141

Total liabilities and stockholders' equity	$766,023	$773,758

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2021	2020

Revenue	$70,421	$73,939

Cost of operations	40,558	41,791
Gross profit	29,863	32,148

General and administrative expenses	22,388	26,607
Transaction costs	29	-
Income from operations	7,446	5,541

Other income (expense):
Interest expense, net	(6,900)	(9,503)
Loss on extinguishment of debt	(15,510)	-
Other income, net	26	69
Total other expense	(22,384)	(9,434)

Loss before income taxes	(14,938)	(3,893)

Income tax benefit	(2,648)	(1,147)

Net loss	(12,290)	(2,746)

Less accretion of liquidation preference on preferred stock	(507)	(473)

Net loss available to common shareholders	$(12,797)	$(3,219)

Weighted average common shares outstanding
Basic	53,146,103	52,629,214
Diluted	53,146,103	52,629,214

Net loss per common share
Basic	$(0.24)	$(0.06)
Diluted	$(0.24)	$(0.06)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2021	2020

Net loss	$(12,290)	$(2,746)

Other comprehensive income:
Foreign currency translation adjustment	4,501	1,971

Total comprehensive loss	$(7,789)	$(775)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$350,489	$-	$(599)	$(26,081)	$323,815
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(2,746)	(2,746)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$351,956	$(131)	$1,372	$(28,827)	$324,376

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2020	$6	$361,943	$(131)	$(606)	$(87,071)	$274,141
Stock-based compensation expense	-	672	-	-	-	672
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	4,501	-	4,501
Balance at January 31, 2021	$6	$362,615	(461)	$3,895	$(99,361)	$266,694

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2021	2020
Net loss	$(12,290)	$(2,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,925	6,492
Deferred income taxes	(2,855)	(645)
Amortization of deferred financing costs	961	1,044
Amortization of intangible assets	6,913	8,593
Stock-based compensation expense	672	1,467
Loss on extinguishment of debt	15,510	-
Net gain on the sale of property, plant and equipment	(593)	(281)
Payment of contingent consideration in excess of amounts established in purchase accounting	-	(537)
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	5,656	5,207
Inventory	(10)	(549)
Prepaid expenses and other current assets	(4,287)	(5,771)
Income taxes payable, net	(512)	(558)
Accounts payable	(1,157)	393
Accrued payroll, accrued expenses and other current liabilities	(2,353)	(10,295)
Net cash provided by operating activities	12,580	1,814

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,434)	(17,410)
Proceeds from sale of property, plant and equipment	1,894	1,718
Net cash used in investing activities	(7,540)	(15,692)

Cash flows from financing activities:
Proceeds on long term debt	375,000	-
Payments on long term debt	(381,206)	(5,222)
Proceeds on revolving loan	80,945	84,460
Payments on revolving loan	(75,122)	(69,748)
Payment of debt issuance costs	(8,464)	-
Payments on capital lease obligations	(23)	(22)
Purchase of treasury stock	(330)	(131)
Payment of contingent consideration established in purchase accounting	-	(1,183)
Net cash provided by (used in) financing activities	(9,200)	8,154
Effect of foreign currency exchange rate on cash	(304)	887
Net decrease in cash and cash equivalents	(4,463)	(4,837)
Cash and cash equivalents:
Beginning of period	6,736	7,473
End of period	$2,273	$2,636

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$5,890	$11,191
Cash paid (refunded) for income taxes	$614	$(40)

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$781	$4,110

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

On December 6, 2018 (the “Closing Date”), the Company, formerly known as Concrete Pumping Holdings Acquisition Corp., consummated a business combination transaction (the “Business Combination”) pursuant to which it acquired (i) the private operating company formerly called Concrete Pumping Holdings, Inc. (the "Predecessor") and (ii) the former special purpose acquisition company called Industrea Acquisition Corp (“Industrea”). In connection with the closing of the Business Combination, the Company changed its name to Concrete Pumping Holdings, Inc.

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 22 states, with its corporate headquarters in Thornton (near Denver), Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Seasonality

The Company’s sales are historically seasonal, with lower revenue volumes typically in the first half of the fiscal year and higher revenue volumes in the second half of each fiscal year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from the first half of the fiscal year to the second half of the fiscal year and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. Such macroeconomic volatility, in addition to other unforeseen effects of this pandemic, has impacted our business, results of operations and overall financial performance. The Company has made adjustments to its operations and executed certain cost reduction initiatives as a result of the COVID-19 pandemic. For example, the Company has implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations.

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to the Company's U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through January 31, 2021, no subsequent triggering events have been identified. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. To date, the COVID-19 pandemic has primarily impacted revenue volumes in the U.K. and certain markets in the U.S. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  January 31, 2021 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Principles of consolidation

The Consolidated Financial Statements include all accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 as of  January 31, 2021 and October 31, 2020, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of  January 31, 2021 and October 31, 2020.

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

Debt issuance costs, including any original issue discounts, related to term loans or senior notes are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheets. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheets.

Goodwill

In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of January 31, 2021, no indicators of impairment have been identified.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of January 31, 2021.

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

Business combinations

The Company applies the principles provided in ASC 805, Business Combinations ("ASC 805"), when a business is acquired. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any differences between the fair value of consideration transferred and the fair value of net assets acquired. Transaction costs for business combinations are expensed as incurred in accordance with ASC 805.

Concentrations

As of  January 31, 2021 and  October 31, 2020 there were three significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

Cash balances held at financial institutions may, at times, be in excess of federally insured limits. The Company places its temporary cash balances in high-credit quality financial institutions.

The Company’s customer base is dispersed across the U.S. and U.K. The Company performs ongoing evaluations of its customers’ financial condition and requires no collateral to support credit sales. During the periods described above, no customer represented 10 percent or more of sales or trade receivables.

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

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2021. The Company is currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.

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

Note 4.     Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value due to the short-term maturity of these instruments. The Company’s outstanding obligations on its ABL credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The Company believes the carrying values of its capital lease obligations represent fair value.

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  January 31, 2021 and at  October 31, 2020 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans or Senior Notes.

	January 31,		October 31,
	2021		2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$-	$-	$381,205	$365,003
Senior notes	$375,000	$381,563	$-	$-
Capital lease obligations	$454	$454	$477	$477

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  January 31, 2021 and at  October 31, 2020 are comprised of the following:

	January 31,	October 31,
(in thousands)	2021	2020
Prepaid insurance	$5,733	$1,399
Prepaid licenses and deposits	795	429
Prepaid rent	451	149
Other current assets and prepaids	1,103	717
Total prepaid expenses and other current assets	$8,082	$2,694

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment at  January 31, 2021 and at  October 31, 2020 are comprised of the following:

	January 31,	October 31,
(in thousands)	2021	2020
Land, building and improvements	$26,841	$26,728
Capital leases—land and buildings	828	828
Machinery and equipment	323,732	318,029
Transportation equipment	2,493	2,338
Furniture and office equipment	2,140	1,230
Property, plant and equipment, gross	356,034	349,153
Less accumulated depreciation	(51,401)	(44,899)
Property, plant and equipment, net	$304,633	$304,254

Depreciation expense for the three-month periods ended  January 31, 2021 and  January 31, 2020 was $6.9 million and $6.5 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses.

Note 7. Goodwill and Intangible Assets

The Company recognized goodwill and certain intangible assets in connection with business combinations.

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

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade name. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping trade name was approximately 11.8% below its carrying value and as such, recorded a non-cash impairment charge of $5.0 million in intangibles impairment on April 30, 2020.

The goodwill impairment test was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping and U.K. Operations reporting units were approximately 6.9% and 14.8% below their carrying values, respectively. As such, the Company recorded non-cash impairment charges of $38.5 million and $14.4 million to its U.S. Concrete Pumping and U.K. Operations reporting units, respectively, in goodwill impairment on April 30, 2020.

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

There were no triggering events during the fiscal 2021 first quarter. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  January 31, 2021 and at  October 31, 2020:

	January 31,					October 31,
	2021					2020
	Gross			Foreign Currency	Net	Gross			Foreign Currency	Net
(in	Carrying		Accumulated	Translation	Carrying	Carrying		Accumulated	Translation	Carrying
thousands)	Value	Impairment	Amortization	Adjustment	Amount	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$194,881	$-	(71,438)	$(594)	$122,849	$193,585	$-	$(64,676)	$(106)	$128,803
Trade name	5,764	-	(1,161)	(80)	4,523	5,432	-	(1,020)	(14)	$4,398
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	(5,000)	-	-	$50,500
Noncompete agreements	200	-	(72)	-	128	200	-	(62)	-	$138
Total intangibles	$256,345	$(5,000)	$(72,671)	$(674)	$178,000	$254,717	$(5,000)	$(65,758)	$(120)	$183,839

Amortization expense for the three-month periods ended  January 31, 2021 and  January 31, 2020 was $6.9 million and $8.6 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2021 (excluding the period from November 1, 2020 to January 31, 2021)	$20,109
2022	21,747
2023	17,292
2024	13,892
2025	11,245
Thereafter	43,215
Total	$127,500

The changes in the carrying value of goodwill by reportable segment for the quarter ended  January 31, 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$-	$223,154
Foreign currency translation	-	1,622	-	-	1,622
Balance at January 31, 2021	$147,482	$28,161	$49,133	$-	$224,776

Note 8. Long Term Debt and Revolving Lines of Credit

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the “Issuer”) and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the “Senior Notes”) issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s existing term loan agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

Senior Notes

Summarized terms of the Senior Notes are as follows:

●	Provides for an original aggregate principal amount of $375.0 million;
●	The Senior Notes will mature and be due and payable in full on February 1, 2026;
●	The Senior Notes bear interest at a rate of 6.000% per annum, payable on February 1 and August 1 of each year;
●

The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that are borrowers and certain of the guarantors under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes;

●

The Indenture includes certain covenants that limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets.

The outstanding principal amount of Senior Notes as of  January 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

A comparison of terms of the ABL Facility before and immediately after the amendment are as follows:

Dated December 6, 2018	As of January 28, 2021
Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;	Borrowing availability in U.S. Dollars and GBP up to a maximum of $125.0 million and an accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swing loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;

Same;
All loans advanced will mature and be due and payable in full on December 6, 2023;	All loans advanced will mature and be due and payable in full on January 28, 2026;
Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;	Same;

Borrowings in U.S. Dollars and GBP bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Facility is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

Borrowings in U.S. Dollars and GBP bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.0% and 1.00% per annum, respectively. The ABL Facility is subject to a step-down of 0.25% based on excess availability levels;

U.S. ABL Facility obligations will be secured by (i) a perfected first priority security interest in substantially all personal property of the Company and certain of its subsidiaries that are loan parties thereunder consisting of all accounts receivable, inventory, cash, intercompany notes, books and records, chattel paper, deposit, securities and operating accounts and all other working capital assets and all documents, instruments and general intangibles related to the foregoing (the “U.S. ABL Priority Collateral”) and (ii) a perfected second priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations;

US ABL Facility obligations will be secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;

U.K. ABL Facility obligations will be secured by (i) a perfected first-priority security interest in (A) the U.S. ABL Priority Collateral, (B) all of the stock (or other ownership interests) in, and held by, the U.K. borrower subsidiaries of the Company, and (C) all of the current and future assets and property of the U.K subsidiaries of the Company that are loan parties thereunder, including a first-ranking floating charge over all current and future assets and property of each U.K. subsidiary of the Company that is a loan party thereunder; and (ii) a perfected, second-priority security interest in substantially all Term Loan Agreement priority collateral, in each case subject to customary exceptions and limitations; and

UK ABL Facility obligations will be secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned UK subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions;

The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

Same.

The outstanding balance under the amended ABL Facility as of  January 31, 2021 was $7.7 million and as of that date, the Company was in compliance with all debt covenants.

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
●

The Term Loan Agreement is secured by (i) a first priority perfected lien on substantially all of the assets of the Company and certain of its subsidiaries that are loan parties thereunder to the extent not constituting ABL Facility priority collateral and (ii) a second priority perfected lien on substantially all ABL Facility priority collateral, in each case subject to customary exceptions and limitations;

●	The Term Loan Agreement includes certain non-financial covenants.

As discussed above, all outstanding borrowings under the Term Loan Agreement were repaid on January 28, 2021. The pay-off of the term loan were treated as a debt extinguishment while the amended ABL facility was treated as a debt modification. In accordance with debt extinguishment accounting rules, the Company recorded $15.5 million in debt extinguishment costs related to the write-off of all unamortized deferred debt issuance costs that were related to the term loan and capitalized $7.0 million of debt issuance costs related to the Senior Notes. For the amendments to the ABL Facility, the Company capitalized 1.5 million of debt issuance costs.

The table below is a summary of the composition of the Company’s long-term debt balances at  January 31, 2021 and at October 31, 2020.

	January 31,	October 31,
(in thousands)	2021	2020
Revolving loan	$7,687	$1,741
Short term portion of term loan	-	20,888
Long term portion of term loan	-	360,317
Senior notes - all long term	375,000	-
Total debt, gross	382,687	382,946
Less unamortized deferred financing costs	(6,960)	(16,411)
Total debt, net of unamortized deferred financing costs	$375,727	$366,535

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  January 31, 2021 and at  October 31, 2020:

	January 31,	October 31,
(in thousands)	2021	2020
Accrued vacation	$1,665	$1,667
Accrued payroll	1,913	1,507
Accrued bonus	1,561	4,752
Other accrued	5,811	5,139
Total accrued payroll and payroll expenses	$10,950	$13,065

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  January 31, 2021 and at  October 31, 2020:

	January 31,	October 31,
(in thousands)	2021	2020
Accrued insurance	$8,666	$7,806
Accrued interest	191	146
Accrued equipment purchases	760	4,149
Accrued sales and use tax	2,152	311
Accrued property taxes	440	882
Accrued professional fees	1,474	1,213
Accrued due to related party	459	1,765
Other	1,384	2,607
Total accrued expenses and other liabilities	$15,526	$18,879

Note 11. Income Taxes

For the first quarter ended January 31, 2021, the Company recorded an income tax benefit of $2.6 million on a pretax loss of $14.9 million. For the first quarter ended January 31, 2020, the Company recorded an income tax benefit of $1.1 million on a pretax loss of $3.9 million.

At  January 31, 2021 and October 31, 2020, we had deferred tax liabilities, net of deferred tax assets, of $65.6 million and $68.0 million, respectively. The decrease in our net deferred tax liability is primarily due to current year operating results and reversal of existing deferred tax assets and liabilities during the period ended January 31, 2021. The Company has a valuation allowance of $0.1 million as of both January 31, 2021 and October 31, 2020 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had unrecognized tax benefits of $1.5 million and $1.6 million as of January 31, 2021 and October 31, 2020, respectively. If recognized, none of these benefits would favorably impact the Company's income tax expense.

Note 12. Commitments and Contingencies

Insurance

As of  January 31, 2021 and October 31, 2020, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $5.9 million and $5.4 million, as of  January 31, 2021 and October 31, 2020, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  January 31, 2021 and October 31, 2020, the Company had accrued $1.2 million and $2.4 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million and $0.3 million, as of  January 31, 2021 and October 31, 2020, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of  January 31, 2021, total outstanding letters of credit totaled $2.0 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 13. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following the Business Combination, there were:

●	28,847,707 shares of common stock issued and outstanding;

●	34,100,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share, with exercisable rights expiring December 6, 2023; and

●	2,450,980 shares of zero-dividend convertible perpetual preferred stock (“Series A Preferred Stock”) outstanding, as further discussed below

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of January 31, 2021, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As of January 31, 2021, 13,017,777 public warrants and no private warrants were outstanding.

Note 14. Stock-Based Compensation

The Company rolled forward certain vested options from the Predecessor (see discussion below) to 2,783,479 equivalent vested options in the Company. No incremental compensation costs were recognized on conversion as the fair value of the options issued were equivalent to the fair value of the vested options of the Predecessor. Exercise prices for those options range from $0.87 to $6.09.

During 2019, pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards vested pursuant to one of the four following conditions:

(1)	Time-based only – Awards vest in equal installments over a five-year period.

(2)

$13 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $13.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(3)

$16 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $16.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(4)

$19 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $19.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

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

As of January 31, 2021, the Company has the following outstanding stock-based awards:

(1)	Time-based only – Awards vest in equal installments over a three or five-year period.

(2)

$6 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $6.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(3)

$8 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $8.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

(4)

$10 market-based and time-based vesting – Awards will vest as to first condition once the Company’s stock reaches a closing price of $10.00 for 30 consecutive trading days. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.

Included in the table below is a summary of unvested awards at January 31, 2021, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

Location	Type of Award	Shares Unvested at January 31, 2021	Weighted Average Fair Value	Unrecognized Compensation Expense at January 31, 2021	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	866,953	$6.20	$4,321,570	12/6/2023
U.S.	$6 Market/Time- Based	580,091	$6.06	3,306,662	1/22/2025
U.S.	$8 Market/Time- Based	580,092	$5.35	2,931,121	5/1/2025
U.S.	$10 Market/Time- Based	580,106	$4.72	2,593,411	7/9/2025
U.S.	$6 Market/Time- Based	150,697	$6.19	-	10/29/2020
U.S.	$8 Market/Time- Based	150,697	$5.47	-	10/29/2020
U.S.	$10 Market/Time- Based	150,706	$4.83	-	10/29/2020
U.S.	$13 Market/Time- Based	1,925	$3.86	5,524	5/4/2024
U.S.	$16 Market/Time- Based	1,925	$3.46	4,913	8/27/2024
U.S.	$19 Market/Time- Based	1,925	$3.15	4,351	11/19/2024
U.K.	Time Based Only	136,685	$6.08	602,123	12/6/2023
U.K.	$6 Market/Time- Based	84,591	$5.85	460,006	1/22/2025
U.K.	$8 Market/Time- Based	84,591	$5.16	407,212	5/1/2025
U.K.	$10 Market/Time- Based	84,602	$4.55	360,018	7/9/2025
U.K.	$6 Market/Time- Based	28,885	$6.18	-	10/29/2020
U.K.	$8 Market/Time- Based	28,885	$5.46	-	10/29/2020
U.K.	$10 Market/Time- Based	28,886	$4.82	-	10/29/2020
Total		3,542,242		$14,996,911

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

Stock-based compensation expense for the three-month periods ended  January 31, 2021 and  January 31, 2020 was $0.7 million and $1.5 million and has been included in general and administrative expenses on the accompanying consolidated statement of income.

Note 15. Earnings Per Share

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

At January 31, 2021, the Company had outstanding (1) 13,017,777 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 3.1 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.5 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the three-month period ended January 31, 2021 and January 31, 2020:

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(12,290)	$(2,746)
Less: Accretion of liquidation preference on preferred stock	(507)	(473)
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(12,797)	$(3,219)

Weighted average shares (denominator):
Weighted average shares - basic	53,146,103	52,629,214
Weighted average shares - diluted	53,146,103	52,629,214

Basic loss per share	$(0.24)	$(0.06)
Diluted loss per share	$(0.24)	$(0.06)

Note 16. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
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

	Three Months Ended January 31,
(in thousands)	2021	2020
Revenue
U.S. Concrete Pumping	$52,316	$55,105
U.K. Operations	9,780	10,685
U.S. Concrete Waste Management Services	8,422	8,283
Corporate	625	625
Intersegment	(722)	(759)
Total revenue	$70,421	$73,939

Income (loss) before income taxes
U.S. Concrete Pumping	$(15,498)	$(3,874)
U.K. Operations	(709)	(1,008)
U.S. Concrete Waste Management Services	852	571
Corporate	417	418
Total income (loss) before income taxes	$(14,938)	$(3,893)

	Three Months Ended January 31,
(in thousands)	2021	2020
EBITDA
U.S. Concrete Pumping	$(104)	$14,862
U.K. Operations	2,079	1,958
U.S. Concrete Waste Management Services	3,200	3,250
Corporate	625	625
Total EBITDA	$5,800	$20,695

Consolidated EBITDA reconciliation
Net loss	$(12,290)	$(2,746)
Interest expense, net	6,900	9,503
Income tax benefit	(2,648)	(1,147)
Depreciation and amortization	13,838	15,085
Total EBITDA	$5,800	$20,695

	Three Months Ended January 31,
(in thousands)	2021	2020
Depreciation and amortization
U.S. Concrete Pumping	$9,271	$10,004
U.K. Operations	2,011	2,195
U.S. Concrete Waste Management Services	2,348	2,679
Corporate	208	207
Total depreciation and amortization	$13,838	$15,085

Interest expense, net
U.S. Concrete Pumping	$(6,123)	$(8,732)
U.K. Operations	(777)	(771)
U.S. Concrete Waste Management Services	-	-
Corporate	-	-
Total interest expense, net	$(6,900)	$(9,503)

Transaction and debt extinguishment costs
U.S. Concrete Pumping	$(15,481)	$-
Corporate	-	-
Total transaction and debt extinguishment costs	$(15,481)	$-

Total assets by segment for the periods presented are as follows:

	January 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$561,185	$570,536
U.K. Operations	104,241	109,726
U.S. Concrete Waste Management Services	140,715	140,209
Corporate	25,678	25,517
Intersegment	(65,796)	(72,230)
Total assets	$766,023	$773,758

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of January 31, 2021 and October 31, 2020 are as follows:

	Three Months Ended January 31,
(in thousands)	2021	2020
Revenue by Geography
U.S.	$60,641	$63,254
U.K.	9,780	10,685
Total revenue	$70,421	$73,939

	January 31,	October 31,
(in thousands)	2021	2020
Long Lived Assets
U.S.	$258,331	$260,693
U.K.	46,302	43,561
Total long lived assets	$304,633	$304,254

Note 17. Related Party Transaction

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOL's to the fiscal 2016 and 2017 tax returns. During fiscal 2020, the Company carried back all NOL's that were generated in fiscal year 2018 to the 2016 and part of the 2017 tax returns and also carried back a portion of the NOL's accumulated during fiscal 2019 to the remaining income from the 2017 tax return.  On March 31, 2020, the Company received a demand letter alleging that the Company is required to remit to the Predecessor's shareholders certain tax refunds from carrying back certain NOL's made available as a result of the passage of the CARES Act.  In October 2020, the Company reached a settlement with the Predecessor’s shareholders, resulting in the Company agreeing to pay $2.0 million of the $4.3 million in refunds to the Predecessor’s shareholders. This $2.0 million charge was recorded in the fiscal 2020 fourth quarter in general and administrative expenses in the consolidated statements of operations.  The corresponding due to related party was recorded to accrued expenses and other current liabilities in the consolidated balance sheets and was to be settled as the income tax refunds from the IRS are received.  The majority of this liability was paid in the fiscal 2021 first quarter and the remaining due to related party of $0.5 million as of January 31,2021 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and is expected to be settled when the remaining income tax refunds from the IRS are received.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 10-K filed with the SEC on January 12, 2021.

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

U.K. Operations

Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, during the third quarter of fiscal 2019, we started concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Corporate

Our Corporate segment is primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. Such macroeconomic volatility, in addition to other unforeseen effects of this pandemic, has impacted our business, results of operations and overall financial performance. We actively monitor and respond to developments relating to ongoing COVID-19 pandemic. As part of our actions, we have made adjustments to our operations and executed certain cost reduction initiatives. For example, we have implemented certain short-term cost reductions, including headcount reductions, modified work schedules reducing hours where needed, and furloughs in limited locations.

In addition, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of our goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, we conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to our U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through January 31, 2021, no subsequent triggering events have been identified. We will continue to evaluate our goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. To date, the COVID-19 pandemic has primarily impacted revenue volumes in the U.K. and certain markets in the U.S. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay for services rendered; any further closures of the Company's or our customers’ offices and facilities; and any additional project delays or shutdowns. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on our business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. We will continue to evaluate the effect of COVID-19 on our business.

Notes Offering

In January 2021, we announced that Brundage-Bone Concrete Pumping Holdings Inc., a wholly-owned subsidiary of the Company, closed its private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a fixed rate of 6.000% per annum. In addition, we amended and restated our existing ABL credit agreement (the “ABL Facility”) to provide up to $125.0 million (previously $60.0 million) of commitments.  The offering proceeds, along with approximately $15.0 million of borrowings under the ABL Facility, were used to repay all outstanding indebtedness under our existing term loan agreement, dated December 6, 2018, and pay related fees and expenses.

Results of Operations

	Three Months Ended January 31,
(dollars in thousands)	2021	2020

Revenue	$70,421	$73,939

Cost of operations	40,558	41,791
Gross profit	29,863	32,148
Gross margin	42.4%	43.5%

General and administrative expenses	22,388	26,607
Transaction costs	29	-
Income from operations	7,446	5,541

Other income (expense):
Interest expense, net	(6,900)	(9,503)
Loss on extinguishment of debt	(15,510)	-
Other income, net	26	69
Total other expense	(22,384)	(9,434)

Loss before income taxes	(14,938)	(3,893)

Income tax benefit	(2,648)	(1,147)

Net loss	(12,290)	(2,746)

Less accretion of liquidation preference on preferred stock	(507)	(473)
Loss available to common shareholders	$(12,797)	$(3,219)

Three Months Ended January 31, 2021

For the three months ended January 31, 2021, our net loss was $12.3 million, as compared to a net loss of $2.7 million in same period a year ago. The primary driver of the higher net loss was a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter. The loss on extinguishment of debt, coupled with a 5% year-over-year decline in revenue, due to negative volume impacts from COVID-19, were partially offset by a $4.2 million improvement in general and administrative (“G&A”) expenses and a $2.6 million reduction in interest expense.

Total Assets

Total assets decreased slightly from $773.8 million as of October 31, 2020 to $766.0 million as of January 31, 2021.

	January 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$561,185	$570,536
U.K. Operations	104,241	109,726
U.S. Concrete Waste Management Services	140,715	140,209
Corporate	25,678	25,517
Intersegment	(65,796)	(72,230)
Total assets	$766,023	$773,758

Revenue

	Three Months Ended January 31,		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$52,316	$55,105	$(2,789)	-5.1%
U.K. Operations	9,780	10,685	(905)	-8.5%
U.S. Concrete Waste Management Services	8,422	8,283	139	1.7%
Corporate	625	625	-	0.0%
Intersegment	(722)	(759)	37	-4.9%
Total revenue	$70,421	$73,939	$(3,518)	-4.8%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment decreased by 5.1%, or $2.8 million, from the fiscal 2020 first quarter to the fiscal 2021 first quarter. Despite modest year-over-year improvements in multiple markets in our U.S. Concrete Pumping segment, the impact from COVID-19 in certain markets drove the decline in revenue.

U.K. Operations

Revenue for our U.K. Operations segment decreased by 8.5%, or $0.9 million, from the fiscal 2020 first quarter to the fiscal 2021 first quarter. Excluding the impact from foreign currency translation, revenue was down 11.2% year over year. The decline in revenue is attributable to the impact of COVID-19.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 1.7%, or $0.1 million, from the fiscal 2020 first quarter to the fiscal 2021 first quarter. Organic growth, pricing improvements, and new product offerings (such as our new roll off service, which allows for 100 to 120 concrete truck mixer wash outs) more than offset impacts from COVID-19 in certain markets.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the 2021 first fiscal quarter declined 110 basis points from 43.5% in the fiscal 2020 first quarter to 42.4% in the fiscal 2021 first quarter. The decrease in gross margin is primarily attributable to the impact on margins from lower revenue volumes due to COVID-19 and the timing of insurance expenses.

General and Administrative Expenses

G&A expenses for the fiscal 2021 first quarter were $22.4 million, an improvement of $4.2 million from $26.6 million in the fiscal 2020 first quarter. As a percent of revenue, G&A expenses were 31.8% for the fiscal 2021 first quarter compared to 36.0% in the fiscal 2020 first quarter. The decrease was largely due to lower amortization of intangible assets expense of $1.7 million and lower stock-based compensation expense of $0.8 million. The remaining decline was mostly driven by year-over-year benefit from various cost-containment measures put in place as a result of COVID-19. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were down $1.7 million year-over-year.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the first quarter of fiscal 2020 or fiscal 2021.

On January 28, 2021, we (1) closed on our private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026, (2) amended and restated our existing ABL Facility to provide up to $125.0 million (previously $60.0 million) of commitments and (3) repaid all outstanding indebtedness under our then-existing term loan agreement, dated December 6, 2018. The $15.5 million in debt extinguishment costs incurred relate to the write-off of all unamortized deferred debt issuance costs that were related to the term loan.

Interest Expense, Net

Interest expense, net for the three months ended January 31, 2021 was $6.9 million, down $2.6 million from $9.5 million in first quarter of fiscal 2020. The decrease was due to having lower average debt during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.

Income Tax (Benefit) Provision

For the first quarter ended January 31, 2021, the Company recorded an income tax benefit of $2.6 million on a pretax loss of $14.9 million. For the first quarter ended January 31, 2020, the Company recorded an income tax benefit of $1.1 million on a pretax loss of $3.9 million.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended January 31,		Three Months Ended January 31,		Change
(in thousands, except percentages)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$(12,676)	$(2,487)	$15,287	$16,847	$(1,560)	-9.3%
U.K. Operations	(532)	(893)	2,746	2,612	134	5.1%
U.S. Concrete Waste Management Services	616	366	3,700	3,750	(50)	-1.3%
Corporate	302	268	625	625	-	0.0%
Total	$(12,290)	$(2,746)	$22,358	$23,834	$(1,476)	-6.2%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $15.3 million for the three months ended January 31, 2021, down 9.3% from $16.8 million for the first quarter of fiscal 2020. The year-over-year decline was primarily attributable to the year-over-year change in revenue discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $2.7 million for the three months ended January 31, 2021 as compared to $2.6 million for the first quarter of fiscal 2020. Robust cost-containment measures put in place following COVID-19 drove improvements that were more than enough to offset the year-over-year decline in revenue.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $3.7 million for the three months ended January 31, 2021, relatively flat with the same period in fiscal 2020.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Facility”), which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of January 31, 2020, we had $2.3 million of cash and cash equivalents and $116.1 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $118.4 million.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. We may from time to time seek to retire or pay down borrowings on the outstanding balance of our ABL Facility or Senior Notes using cash on hand. Such repayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Senior Notes and ABL Facility

Senior Notes

Summarized terms of the senior secured notes are as follows:

●	Provides for an original aggregate principal amount of $375.0 million;
●	The Senior Notes will mature and be due and payable in full on February 1, 2026;
●	The Senior Notes bear interest at a rate of 6.000% per annum, payable on February 1st and August 1st each year;
●

The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that are borrowers and certain of the guarantors under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes;

●	The Indenture includes certain covenants that limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets.

The outstanding principal amount of Senior Notes as of January 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Facility, as amended on January 28, 2021, are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum of $125.0 million and an accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $7.5 million;
●	All loans advanced will mature and be due and payable in full on January 28, 2026;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●

Borrowings in U.S. Dollars and GBP bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.0% and 1.00% per annum, respectively. The ABL Facility is subject to a step-down of 0.25% based on excess availability levels;

●	US ABL Facility obligations will be secured by a first-priority perfected security interest in substantially all the assets of the US ABL Guarantors, subject to certain exceptions;
●	UK ABL Facility obligations will be secured by a first priority perfected security interest in substantially all assets of the UK ABL Guarantors; and
●

The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the amended ABL Facility as of January 31, 2021 was $7.7 million and as of that date, the Company was in compliance with all debt covenants.

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

Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the first quarter of fiscal 2021 was $12.6 million. The Company had a net loss of $12.3 million that included significant non-cash charges totaling $31.0 million as follows: (1) depreciation of $6.9 million, (2) amortization of intangible assets of $6.9 million, (3) amortization of deferred financing costs of $1.0 million, (4) loss on extinguishment of debt expense of $15.5 million and (5) stock-based compensation expense of $0.7 million. In addition, we had cash inflows from a decrease of $5.7 million in trade receivables. These amounts were partially offset by net cash outflows related to the following activity: (1) a decrease of $2.4 million in accrued payroll, accrued expenses and other current liabilities, (2) a $4.3 million increase in prepaid expenses and other current assets, (3) an increase of $2.9 million in our net deferred income taxes (4) a decrease of $1.2 million in accounts payable and (5) a decrease in income taxes payable of $0.5 million.

We used $7.5 million to fund investing activities during the first quarter of fiscal 2021. The Company used $9.4 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $1.9 million.

Net cash used in financing activities was $9.2 million for the first quarter of 2021. Financing activities during this period included $5.8 million in net borrowings under the Company’s ABL Facility, $375.0 million in proceeds from the issuance of Senior Notes, $381.2 million in payments made to extinguish the Term Loan Agreement and $8.5 million in debt issuance costs.

Net cash provided by operating activities during the first quarter of fiscal 2020 was $1.8 million. The Company had a net loss of $2.7 million that included significant non-cash charges totaling $17.6 million as follows: (1) depreciation of $6.5 million, (2) amortization of intangible assets of $8.6 million, (3) amortization of deferred financing costs of $1.0 million, and (4) stock-based compensation expense of $1.5 million. In addition, we had cash inflows from a decrease of $5.2 million in trade receivables. These amounts were partially offset by net cash outflows related to the following activity: (1) a decrease of $10.3 million in accrued payroll, accrued expenses and other current liabilities, (2) a $0.5 million increase in inventory, (3) a $5.8 million increase in prepaid expenses and other current assets, (4) an increase of $0.6 million in our net deferred income taxes and (5) a decrease in income taxes payable of $0.6 million.

We used $15.7 million to fund investing activities during the first quarter of fiscal 2020. The Company used $17.4 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $1.7 million.

Net cash provided by financing activities was $8.2 million for the first quarter of fiscal 2020. Financing activities during this period included $14.7 million in net borrowings under the Company’s ABL Credit Agreement and was partially offset by payments on the Term Loan Agreement of $5.2 million and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to record on our GAAP financial statements. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include severance expenses, director fees, expenses related to being a newly publicly-traded company and other non-recurring costs.

	Three Months Ended January 31,
(in thousands)	2021	2020
Consolidated
Net income (loss)	$(12,290)	$(2,746)
Interest expense, net	6,900	9,503
Income tax benefit	(2,648)	(1,147)
Depreciation and amortization	13,838	15,085
EBITDA	5,800	20,695
Transaction expenses	29	-
Loss on debt extinguishment	15,510	-
Stock-based compensation	672	1,467
Other income, net	(26)	(69)
Other adjustments	373	1,741
Adjusted EBITDA	$22,358	$23,834

	Three Months Ended January 31,
(in thousands)	2021	2020
U.S. Concrete Pumping
Net income (loss)	$(12,676)	$(2,487)
Interest expense, net	6,123	8,732
Income tax benefit	(2,822)	(1,387)
Depreciation and amortization	9,271	10,004
EBITDA	(104)	14,862
Transaction expenses	29	-
Loss on debt extinguishment	15,510	-
Stock-based compensation	672	1,467
Other income, net	(12)	(10)
Other adjustments	(808)	528
Adjusted EBITDA	$15,287	$16,847

	Three Months Ended January 31,
(in thousands)	2021	2020
U.K. Operations
Net income (loss)	$(532)	$(893)
Interest expense, net	777	771
Income tax expense (benefit)	(177)	(115)
Depreciation and amortization	2,011	2,195
EBITDA	2,079	1,958
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	(14)	(59)
Other adjustments	681	713
Adjusted EBITDA	$2,746	$2,612

	Three Months Ended January 31,
(in thousands)	2021	2020
U.S. Concrete Waste Management Services
Net income (loss)	$616	$366
Interest expense, net	-	-
Income tax expense (benefit)	236	205
Depreciation and amortization	2,348	2,679
EBITDA	3,200	3,250
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	-	-
Other adjustments	500	500
Adjusted EBITDA	$3,700	$3,750

	Three Months Ended January 31,
(in thousands)	2021	2020
Corporate
Net income	$302	$268
Interest expense, net	-	-
Income tax expense (benefit)	115	150
Depreciation and amortization	208	207
EBITDA	625	625
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	-	-
Other adjustments	-	-
Adjusted EBITDA	$625	$625

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

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million. No such impairment was required during the fiscal 2021 first quarter.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

From time to time, we may have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 12, 2021 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
4.1	Indenture, dated January 28, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as issuer, Concrete Pumping Holdings, Inc., as a guarantor, Concrete Pumping Intermediate Acquisition Corp., as a guarantor and the other guarantors form time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on February 1, 2021).
4.2	Form of 6.000% Senior Secured Second Lien Notes due 2026 (included in Exhibit 4.1).
10.1	Amended and Restated ABL Credit Agreement, dated January 28, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as borrower, Concrete Pumping Holdings, Inc., as holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on February 1, 2021).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: March 11, 2021