Form 10-K/A
period 2020-10-31
Concrete Pumping Holdings, Inc.
filed 2021-06-11
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the common equity held by non-affiliates of the registrant was $75,239,575 based upon the market price of $2.84 per share on April 30, 2020. As of June 10, 2021, 56,698,060 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A.

Explanatory Note

Concrete Pumping Holdings, Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended October 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2021 (the “Original Report”), to restate our consolidated financial statements and related footnote disclosures as of October 31, 2019 and for the Successor period (defined below) from December 6, 2018 through October 31, 2019.  As further described below, our consolidated financial statements and related footnote disclosures as of October 31, 2020 and for the fiscal year then ended have also been revised for immaterial error corrections to reflect the Company's Warrants (as defined below) as liabilities. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the SEC released a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant should be classified as a liability at fair value, with changes in fair value each period reported in earnings.

The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As a result, the Audit Committee of the Board of Directors of the Company (the "Audit Committee"), after considering the recommendations of management, concluded that the Company’s (1) previously issued audited consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) previously issued unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019 (collectively, the “Non-Reliance Periods”) should not be relied upon due to required corrections related to the accounting for warrants described in the SEC Statement. In addition, while the impact from applying liability treatment to the Warrants was not material to (1) the previously issued audited consolidated financial statements as of and for the fiscal year ended October 31, 2020 or (2) the previously issued unaudited consolidated interim financial statements for periods ended July 31, 2020, April 30, 2020, and January 31, 2020, the Company has revised the financial statements for these periods within the Form 10-K/A to reflect the Warrants as liabilities.

Impact of Restatement

As a result of this restatement, the Warrants are now reflected as liabilities measured at fair value on the Company's consolidated balance sheets, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).

The impact of these adjustments on net income for the year ended October 31, 2020 and the Successor period (defined below) from December 6, 2018 through October 31, 2019 were a loss of $0.3 million and $6.5 million, respectively. The adjustments increased total liabilities at October 31, 2020 and 2019 by $7.0 million and $6.8 million, respectively, with corresponding decreases to total equity. The restatements or revisions had no impact on the Company’s net revenue, operating income, liquidity, cash and cash equivalents, or cash flows from operating, investing and financing activities. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and has re-evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of October 31, 2020 and 2019. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

The following sections in the Original Report are revised in this Form 10-K/A to reflect the restatement:

•Part I - Item 1A - Risk Factors

•Part II - Item 7 - Management's Discussion and Analysis

•Part II - Item 8 - Financial Statements and Supplemental Data

•Part II - Item 9A - Controls and Procedures

Our chief executive officer and chief financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

Concrete Pumping Holdings, Inc.

(i)

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Annual Report on Form 10-K/A (the "Annual Report”), constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, we cannot guarantee future results. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

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

The restatement of certain of our financial statements has subjected us to increased costs and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings.

On June 7, 2021, our management and the Audit Committee of our board of directors determined that our previously issued audited and unaudited consolidated financial statements for the Non-Reliance Periods should no longer be relied upon. The errors identified are non-cash and related to the classification of our outstanding Warrants. Accordingly, we are restating the annual, quarterly and year-to-date audited and unaudited consolidated financial statements for the Non-Reliance Periods as of October 31, 2019 and we are revising the audited and unaudited consolidated financial statements for the annual, quarterly and year-to-date financials as of October 31, 2020 to reflect the Warrants as liabilities.

As a result of our restatement, we incurred increased accounting and legal costs and may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings and reviews by regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition results of operations and could negatively impact our stock price.

Our failure to maintain an effective system of internal control over financial reporting has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. As a result of a material weakness in our internal control over financial reporting, we could suffer harm to our reputation, investors may lose confidence in our financial reporting and our stock price may decline. Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are currently required to document, test and report on our internal control over financial reporting. In addition, starting in our 2022 fiscal year (and possibly earlier), our independent auditors will be required to issue an opinion on our audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management has identified (as further described below), and may identify in the future, material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

Our management has determined that, as of October 31, 2020 and 2019, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) as a result of an identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We believe our failure to maintain effective systems of internal controls over financial reporting has resulted in our need to restate the previously issued audited and unaudited consolidated financial statements for the "Non-Reliance Periods".

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A “Risk Factors” of this Annual Report on Form 10-K/A. The Company assumes no obligation to update any of these forward-looking statements.

Restatement of Previously Issued Consolidated Financial Statements

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of October 31, 2020 (Successor) and 2019 (Successor), and for the year ended October 31, 2020 (Successor), for the period from December 6, 2018 through October 31, 2019 (Successor) and for the period from November 1, 2018 through December 5, 2018 (Predecessor), included elsewhere in this Annual Report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated (or revised) to give effect to the restatement of the Company’s consolidated financial statements, as more fully described in Note 2 to the consolidated financial statements. For further detail regarding the restatement, see Explanatory Note and Item 9A. Controls and Procedures herein.

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

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(dollars in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019 (As Restated)
Revenue	$304,301	$258,565	$24,396	$282,961

Cost of operations	166,998	143,512	14,027	157,539
Gross profit	137,303	115,053	10,369	125,422
Gross margin	45.1%	44.5%	42.5%	44.3%

General and administrative expenses	111,087	91,914	4,936	96,850
Goodwill and intangibles impairment	57,944	-	-	-
Transaction costs	-	1,521	14,167	15,688
Income (loss) from operations	(31,728)	21,618	(8,734)	12,884

Other income (expense):
Interest expense, net	(34,408)	(34,880)	(1,644)	(36,524)
Loss on extinguishment of debt	-	-	(16,395)	(16,395)
Change in fair value of warrant liabilities	(261)	(6,491)	-	(6,491)
Other income, net	169	47	6	53
Total other expense	(34,500)	(41,324)	(18,033)	(59,357)

Loss before income taxes	(66,228)	(19,706)	(26,767)	(46,473)

Income tax benefit	(4,977)	(3,303)	(4,192)	(7,495)

Net loss	(61,251)	(16,403)	(22,575)	(38,978)

Less accretion of liquidation preference on preferred stock	(1,930)	(1,623)	(126)	(1,749)
Net loss available to common shareholders	$(63,181)	$(18,026)	$(22,701)	$(40,727)

Twelve Months Ended October 31, 2020 and October 31, 2019

For the twelve-months ended October 31, 2020, our net loss was $61.3 million, an increase of $22.3 million compared to net loss of $39.0 million in the same period a year ago. The higher net loss was primarily attributable to goodwill and intangible impairment charges totaling $57.9 million resulting from the significant decline in the Company’s stock price during the second quarter driven by the COVID-19 pandemic. Despite the impact from COVID-19, we had a 7.5% improvement in revenue year-over-year, driven mostly by (1) the additional assets we obtained from the acquisition of Capital, which supported the operations in our Texas market, (2) modest organic growth in most of our U.S. Concrete Pumping markets and (3) strong revenue growth of 18.0% from our U.S. Concrete Waste Management Services segment. Our improved revenue was slightly offset by a 20.4% year-over-year decline in revenue from our U.K. Operations segment which has been heavily impacted from construction site shutdowns due to COVID-19. Net income for the twelve-months ended October 31, 2020, when compared to the S/P combined period a year ago, was also impacted by (1) lower transaction costs of $15.7 million, most of which were related to the Business Combination, (2) lower loss on extinguishment of debt of $16.4 million, all of which were the result of the Business Combination, (3) $14.2 million in higher general and administrative expenses primarily due to reporting a full year with Capital and increased stock based compensation expense and (4) $6.2 million of lower expense related to the change in fair value of the warrant liabilities.

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

G&A expenses as a percent of revenue ("G&A rate") were 36.5% for fiscal 2020 compared to 34.2% for the same period a year ago. Excluding non-cash costs for depreciation expense, amortization of intangibles and stock-based compensation expense, our G&A rate increased slightly from 20.7% in the S/P combined twelve-months ended October 31, 2019 to 21.2% in fiscal 2020.

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

Change in Fair Value of Warrant Liabilities

During the years ended October 31, 2020 and 2019 we recognized a $0.3 million loss and a $6.5 million loss, respectively, on the fair value remeasurement of our liability-classified warrants. On April 1, 2019, the Company commenced an offer to each holder of its public and private warrants to receive 0.2105 shares of common stock in exchange for each outstanding public warrant tendered and 0.1538 shares of common stock in exchange for each private warrant tendered pursuant to the offer (the “Offer” or “Warrant Exchange”). On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. As all private warrants were exchanged and 13.0 million public warrants remained outstanding following the Warrant Exchange, any remaining changes in fair value of warrants subsequent to April 29, 2019 is due to changes in fair value of the remaining public warrants.

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

For the S/P Combined twelve months ended October 31, 2019, the Company recorded an income tax benefit of $7.5 million on a pretax loss of $40.0 million, resulting in an effective tax rate of 16.1%. Our income tax benefit was negatively impacted by $0.3 million in deferred taxes on undistributed foreign earnings and non-deductible (1) transaction expenses totaling $1.4 million and (2) $6.5 million of losses from the change in fair value of warrant liabilities.

Adjusted EBITDA1

	Net Income (Loss)		Adjusted EBITDA
(in thousands)	Year Ended October 31, 2020	S/P Combined Year Ended October 31, 2019 (As Restated)	Year Ended October 31, 2020	S/P Combined Year Ended October 31, 2019	$ Change	% Change
U.S. Concrete Pumping	$(50,140)	$(36,283)	$74,886	$62,821	$12,065	19.2%
U.K. Operations	(16,620)	1,281	12,228	15,694	(3,466)	-22.1%
U.S. Concrete Waste Management Services	4,404	489	17,686	14,177	3,509	24.8%
Corporate	1,105	(4,465)	2,501	2,802	(301)	-10.7%
	$(61,251)	$(38,978)	$107,301	$95,494	$11,807	12.4%

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

Successor

 Net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the twelve-months ended October 31, 2020 was $79.0 million. The Company had a net loss of $61.3 million that included significant non-cash charges, net totaling $133.9 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $28.3 million, (3) amortization of intangible assets of $33.4 million, (4) amortization of deferred financing costs of $4.1 million (5) stock-based compensation expense of $11.5 million, (6) change in fair value of warrant liabilities of $0.3 million and (7) gain on sale of $1.5 million. In addition, we had cash inflows related to the following activity: (1) a decrease of $1.6 million in trade receivables, (2) a decrease of prepaid expenses and other current assets of $1.7 million, and (3) an increase of $5.8 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by outflows related to the following activity: (1) a decrease of $1.0 million in income taxes payable, (2) a decrease of $0.8 million in accounts payable, and (3) a $0.5 million payment of contingent consideration in connection with the acquisition of Camfaud in excess of amounts established in purchase accounting.

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

Net cash provided by operating activities during the period from December 6, 2018 through October 31, 2019 (the “Successor Period”) was $22.8 million. The Company had a net loss of $16.4 million that included significant non-cash charges totaling $66.5 million as follows: (1) depreciation of $20.3 million, (2) amortization of intangible assets of $32.4 million, (3) change in fair value of warrant liabilities of $6.5 million, (4) amortization of deferred financing costs of $3.7 million and (5) stock-based compensation expense of $3.6 million. These amounts were partially offset by net cash outflows related to the following activity: (1) an increase of $5.9 million in trade receivables, (2) a $0.5 million increase in inventory, (3) a $1.0 million increase in prepaid expenses and other current assets, (4) an increase of $2.4 million in our net deferred income taxes, (5) a decrease in income taxes payable of $1.4 million, (6) a $7.3 million decrease in accounts payable, and (7) a decrease of $8.3 million in accrued payroll, accrued expenses and other current liabilities.

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

				S/P Combined
	Successor		Predecessor	(non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019 (As Restated)
Consolidated
Net loss	$(61,251)	$(16,403)	$(22,575)	$(38,978)
Interest expense, net	34,408	34,880	1,644	36,524
Income tax benefit	(4,977)	(3,303)	(4,192)	(7,495)
Depreciation and amortization	61,655	52,652	2,713	55,365
EBITDA	29,835	67,826	(22,410)	45,416
Transaction expenses	-	1,521	14,167	15,688
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	11,455	3,619	-	3,619
Change in fair value of warrant liabilities	261	6,491	-	6,491
Other income, net	(169)	(47)	(6)	(53)
Goodwill and intangibles impairment	57,944	-	-	-
Other adjustments	7,975	6,496	1,442	7,938
Adjusted EBITDA	$107,301	$85,906	$9,588	$95,494

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.S. Concrete Pumping
Net loss	$(50,140)	$(11,031)	$(25,252)	$(36,283)
Interest expense, net	31,452	32,173	1,154	33,327
Income tax benefit	(5,955)	(6,658)	(2,102)	(8,760)
Depreciation and amortization	41,717	32,245	1,635	33,880
EBITDA	17,074	46,729	(24,565)	22,164
Transaction expenses	-	1,521	14,167	15,688
Loss on debt extinguishment	-	-	16,395	16,395
Stock-based compensation	11,455	3,619	-	3,619
Other income, net	(37)	(45)	(6)	(51)
Goodwill and intangibles impairment	43,500	-	-	-
Other adjustments	2,894	4,245	761	5,006
Adjusted EBITDA	$74,886	$56,069	$6,752	$62,821

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.K. Operations
Net income (loss)	$(16,620)	$1,123	$158	$1,281
Interest expense, net	2,955	2,705	490	3,195
Income tax expense	80	538	49	587
Depreciation and amortization	8,422	8,807	890	9,697
EBITDA	(5,163)	13,173	1,587	14,760
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(132)	-	-	-
Goodwill and intangibles impairment	14,444	-	-	-
Other adjustments	3,079	861	73	934
Adjusted EBITDA	$12,228	$14,034	$1,660	$15,694

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019
U.S. Concrete Waste Management Services
Net income (loss)	$4,404	$(1,520)	$2,009	$489
Interest expense, net	-	2	-	2
Income tax expense (benefit)	593	2,485	(1,784)	701
Depreciation and amortization	10,687	10,871	163	11,034
EBITDA	15,684	11,838	388	12,226
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	-	(2)	-	(2)
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	2,002	1,342	611	1,953
Adjusted EBITDA	$17,686	$13,178	$999	$14,177

	Successor		Predecessor	S/P Combined (non-GAAP)
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018	Year Ended October 31, 2019 (As Restated)
Corporate
Net income (loss)	$1,105	$(4,975)	$510	$(4,465)
Interest expense, net	1	-	-	-
Income tax expense (benefit)	305	332	(355)	(23)
Depreciation and amortization	829	729	25	754
EBITDA	2,240	(3,914)	180	(3,734)
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	261	6,491	-	6,491
Other income, net	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	-	48	(3)	45
Adjusted EBITDA	$2,501	$2,625	$177	$2,802

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

Goodwill and Intangible Assets

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually, generally as of August 31st, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

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

When we perform any goodwill impairment test, the estimated fair value of our reporting units are determined using an income approach that utilizes a discounted cash flow (“DCF”) model and a market approach that utilizes the guideline public company method (“GPC”), both of which are weighted for each reporting unit and are discussed below in further detail. In accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"), we evaluated the methods for reasonableness and reliability and assigned weightings accordingly. A mathematical weighting is not prescribed by ASC 820, rather it requires judgement. As such, each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. In addition, in order to assess the reasonableness of the fair value of our reporting units as calculated under both approaches, we also compare the Company’s total fair value to its market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair value over its market capitalization). We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable.

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

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2020 (Successor) and 2019 (Successor), the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended October 31, 2020 (Successor), for the period from December 6, 2018 through October 31, 2019 (Successor) and for the period from November 1, 2018 through December 5, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 (Successor) and 2019 (Successor), and the results of its operations and its cash flows for the year ended October 31, 2020 (Successor), for the period from December 6, 2018 to October 31, 2019 (Successor) and for the period from November 1, 2018 to December 5, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2019 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2019 financial statements have been restated to correct a misstatement.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

January 12, 2021, except as to the effect of the restatement described in Note 2, which is dated June 11, 2021

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

		(As Restated)
	October 31,	October 31,
(in thousands except per share amounts)	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$6,736	$7,473
Trade receivables, net	44,343	45,957
Inventory	4,630	5,254
Income taxes receivable	1,602	697
Prepaid expenses and other current assets	2,694	3,378
Total current assets	60,005	62,759

Property, plant and equipment, net	304,254	307,415
Intangible assets, net	183,839	222,293
Goodwill	223,154	276,088
Other non-current assets	1,753	1,813
Deferred financing costs, net	753	997
Total assets	$773,758	$871,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving loan	$1,741	$23,555
Term loans, current portion	20,888	20,888
Current portion of capital lease obligations	97	91
Accounts payable	6,587	7,408
Accrued payroll and payroll expenses	13,065	9,177
Accrued expenses and other current liabilities	18,879	28,106
Income taxes payable	1,055	1,153
Deferred consideration	-	1,708
Total current liabilities	62,312	92,086

Long term debt, net of discount for deferred financing costs	343,906	360,938
Capital lease obligations, less current portion	380	477
Deferred income taxes	68,019	69,049
Warrant liability	7,031	6,770
Total liabilities	481,648	529,320

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2020 and October 31, 2019	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,463,992 and 58,253,220 issued and outstanding as of October 31, 2020 and October 31, 2019, respectively	6	6
Additional paid-in capital	367,681	356,227
Treasury stock	(131)	-
Accumulated other comprehensive loss	(606)	(599)
Accumulated deficit	(99,840)	(38,589)
Total stockholders' equity	267,110	317,045

Total liabilities and stockholders' equity	$773,758	$871,365

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Successor		Predecessor
(in thousands, except share and per share amounts)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018

Revenue	$304,301	$258,565	$24,396

Cost of operations	166,998	143,512	14,027
Gross profit	137,303	115,053	10,369

General and administrative expenses	111,087	91,914	4,936
Goodwill and intangibles impairment	57,944	-	-
Transaction costs	-	1,521	14,167
Income (loss) from operations	(31,728)	21,618	(8,734)

Other income (expense):
Interest expense, net	(34,408)	(34,880)	(1,644)
Loss on extinguishment of debt	-	-	(16,395)
Change in fair value of warrant liabilities	(261)	(6,491)	-
Other income, net	169	47	6
Total other expense	(34,500)	(41,324)	(18,033)

Loss before income taxes	(66,228)	(19,706)	(26,767)

Income tax benefit	(4,977)	(3,303)	(4,192)

Net loss	(61,251)	(16,403)	(22,575)

Less accretion of liquidation preference on preferred stock	(1,930)	(1,623)	(126)

Loss available to common shareholders	$(63,181)	$(18,026)	$(22,701)

Weighted average common shares outstanding
Basic	52,752,884	41,445,508	7,576,289
Diluted	52,752,884	41,445,508	7,576,289

Net loss per common share
Basic	$(1.20)	$(0.43)	$(3.00)
Diluted	$(1.20)	$(0.43)	$(3.00)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Successor
		(As Restated)	Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018

Net loss	$(61,251)	$(16,403)	$(22,575)

Other comprehensive loss:
Foreign currency translation adjustment	(7)	(599)	(674)

Total comprehensive loss	$(61,258)	$(17,002)	$(23,249)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(PREDECESSOR)

October 31, 2018 through December 5, 2018

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at October 31, 2018	$8	$18,724	$584	$26,704	$46,020
Net loss	-	-	-	(22,575)	(22,575)
Stock-based compensation	-	27	-	-	27
Foreign currency translation adjustment	-	-	(674)	-	(674)
Balance at December 5, 2018	$8	$18,751	$(90)	$4,129	$22,798

(SUCCESSOR)

December 6, 2018 through October 31, 2020

	Common Stock		Additional Paid-In		Accumulated Other Comprehensive	Accumulated
(in thousands)	Class A	Class B	Capital	Treasury Stock	Income (Loss)	Deficit	Total
Balance at December 6, 2018 (as previously reported)	$-	$1	$12,433	$-	$-	$(7,434)	$5,000
Restatement adjustment (Note 2)	-	-	(15,344)	-	-	(11,175)	(26,519)
Redemption of Class A common stock	-	-	(12,433)	-	-	(3,577)	(16,010)
Issuance of Class A common stock	1	-	96,900	-	-	-	96,901
Rollover of Class A common stock as a result of the Business Combination	1	-	164,908	-	-	-	164,909
Conversion of Class B common stock	1	(1)	-	-	-	-	-
Net loss (as restated)	-	-	-	-	-	(16,403)	(16,403)
Foreign currency translation adjustment	-	-	-	-	(599)	-	(599)
Shares issued to acquire business	-	-	1,150	-	-	-	1,150
Stock-based compensation expense	-	-	3,619	-	-	-	3,619
Shares issued upon exercise of stock options and warrants	-	-	1,370	-	-	-	1,370
Shares issued upon awards of restricted stock	1	-	(1)	-	-	-	-
Issuance of shares in exchange for warrants	-	-	26,240	-	-	-	26,240
Shares issued upon public offering Class A common stock	2	-	77,385	-	-	-	77,387
Balance at October 31, 2019 (as restated)	$6	$-	$356,227	$-	$(599)	$(38,589)	$317,045
Stock-based compensation expense	-	-	11,454	-	-	-	11,454
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	-	(61,251)	(61,251)
Foreign currency translation adjustment	-	-	-	-	(7)	-	(7)
Balance at October 31, 2020	$6	$-	$367,681	$(131)	$(606)	$(99,840)	$267,110

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018
Net loss	$(61,251)	$(16,403)	$(22,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangibles impairment	57,944	-	-
Depreciation	28,264	20,279	2,060
Deferred income taxes	(1,029)	(2,446)	(4,355)
Amortization of deferred financing costs	4,100	3,664	152
Write off deferred debt issuance costs	-	-	3,390
Amortization of debt premium	-	-	(11)
Amortization of intangible assets	33,392	32,366	653
Stock-based compensation expense	11,454	3,619	27
Change in fair value of warrant liabilities	261	6,491
Prepayment penalty on early extinguishment of debt	-	-	13,004
Net gain on the sale of property, plant and equipment	(1,508)	(611)	(166)
(Payment) / accretion of contingent consideration in excess of amounts established in purchase accounting	(526)	207	-
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	1,597	(5,861)	485
Inventory	624	(466)	(294)
Prepaid expenses and other current assets	1,651	(1,001)	(1,283)
Income taxes payable, net	(998)	(1,428)	203
Accounts payable	(796)	(7,303)	(654)
Accrued payroll, accrued expenses and other current liabilities	5,791	(8,330)	17,280
Net cash provided by operating activities	78,970	22,777	7,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,339)	(35,736)	(503)
Proceeds from sale of property, plant and equipment	3,486	3,073	364
Cash withdrawn from Industrea Trust Account	-	238,474	-
Acquisition of net assets, net of cash acquired - CPH acquisition	-	(449,434)	-
Acquisition of net assets, net of cash acquired - Capital acquisition	-	(129,218)
Acquisition of net assets, net of cash acquired - Other Business Combinations	-	(2,257)	-
Net cash used in investing activities	(35,853)	(375,100)	(139)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018
Cash flows from financing activities:
Proceeds on long term debt	-	417,000	-
Payments on long term debt	(20,888)	(14,906)	-
Proceeds on revolving loan	285,861	222,213	4,693
Payments on revolving loan	(307,518)	(198,863)	(20,056)
Payment of debt issuance costs	-	(231,415)	-
Redemption of common shares	-	(24,929)	-
Payments on capital lease obligations	(91)	(78)	(7)
Purchase of treasury stock	(131)	-	-
Issuance of preferred shares	-	25,000	-
Payment of underwriting fees	-	(8,050)	-
Issuance of common shares - Dec 2018	-	96,900	-
Issuance of common shares - May 2019	-	77,387	-
Payment of contingent consideration established in purchase accounting	(1,161)	-	-
Proceeds on exercise of rollover incentive options	-	1,370	-
Net cash provided by (used in) financing activities	(43,928)	361,629	(15,370)
Effect of foreign currency exchange rate on cash	74	(1,837)	(70)
Net increase (decrease) in cash and cash equivalents	(737)	7,469	(7,663)
Cash and cash equivalents:
Beginning of period	7,473	4	8,621
End of period	$6,736	$7,473	$958

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019 (As Restated)	November 1, 2018 through December 5, 2018
Supplemental cash flow information:
Cash paid for interest	$33,100	$29,472	$201
Cash paid for income taxes, net of refunds	$3,352	$1,984	$-

Non-cash investing and financing activities:
Fair value of rollover equity for Business Combination	$-	$164,909	$-
Equipment purchases included in accrued expenses and accounts payable	$4,149	$16,417	$-
Shares issued to acquire a business	$-	$1,150	$-
Holdbacks related to the acquisition of a business	$-	$181	$-

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at October 31, 2020 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation. As discussed below, the Successor consolidated financial statements as of and for the period from December 6, 2018 to October 31, 2019 have been restated and the consolidated financial statements as of and for the year ended October 31, 2020 have been revised to reflect warrants as liabilities rather than equity.

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

Restatement and Revision of Previously Issued Consolidated Financial Statements

On April 12, 2021, the SEC released a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant should be classified as a liability at fair value, with changes in fair value each period reported in earnings. The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company has restated its (1) consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019. Also, while not material and therefore not being restated, the Company is revising its (1) consolidated financial statements as of and for the fiscal year ended October 31, 2020 and (2) the unaudited consolidated interim financial statements for the periods ended July 31, 2020, April 30, 2020, and January 31, 2020 to correct the accounting for its Warrants. The restatements/revisions had no impact on the Company’s net revenue, operating income, liquidity, cash and cash equivalents, or cash flows from operating, investing and financing activities.

The following table sets forth the consolidated balance sheets, including the balances as reported, adjustments and the as-restated or revised balances as of October 31, 2020 and 2019 and for the interim balance sheet dates within those years:

	Interim Unaudited Periods				Interim Unaudited Periods
(in thousands)	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020
Warrant liability (as previously reported)	$-	$-	$-	$-	$-	$-	$-	$-
Restatement/revision adjustment	29,040	17,574	13,018	6,769	7,160	3,905	6,639	7,031
Warrant liability (as restated/revised)	$29,040	$17,574	$13,018	$6,769	$7,160	$3,905	$6,639	$7,031

Total liabilities (as previously reported)	$463,835	$484,176	$524,622	$522,550	$514,636	$516,566	$491,752	$474,617
Restatement/revision adjustment	29,040	17,574	13,018	6,769	7,160	3,905	6,639	7,031
Total liabilities (as restated/revised)	$492,875	$501,750	$537,640	$529,319	$521,796	$520,471	$498,391	$481,648

Additional paid-in capital (as previously reported)	$261,808	$269,846	$348,856	$350,489	$351,956	$353,339	$354,696	$361,943
Restatement/revision adjustment	(15,345)	5,738	5,738	5,738	5,738	5,738	5,738	5,738
Additional paid-in capital (as restated/revised)	$246,463	$275,584	$354,594	$356,227	$357,694	$359,077	$360,434	$367,681

Accumulated deficit (as previously reported)	$(14,641)	$(29,444)	$(26,682)	$(26,081)	$(28,827)	$(87,795)	$(84,814)	$(87,071)
Restatement/revision adjustment	(13,695)	(23,311)	(18,755)	(12,508)	(12,897)	(9,643)	(12,376)	(12,769)
Accumulated deficit (as restated/revised)	$(28,336)	$(52,755)	$(45,437)	$(38,589)	$(41,724)	$(97,438)	$(97,190)	$(99,840)

Total stockholders' equity (as previously reported)	$246,613	$238,500	$315,739	$323,815	$324,376	$262,606	$270,765	$274,141
Restatement/revision adjustment	(29,040)	(17,574)	(13,018)	(6,769)	(7,160)	(3,905)	(6,639)	(7,031)
Total stockholders' equity (as restated/revised)	$217,573	$220,926	$302,721	$317,045	$317,216	$258,701	$264,126	$267,110

The following table sets forth the consolidated statements of operations, including the balances as reported, adjustments and the as-revised balances for the fiscal year ended October 31, 2020 and for the interim periods within that fiscal year:

	Fiscal Year	Interim Unaudited Periods
	Ended	Three Months Ended			YTD Period Ended
(in thousands, except share and per share amounts)	October 31, 2020	January 31, 2020	April 30, 2020	July 31, 2020	April 30, 2020	July 31, 2020
Change in fair value of warrant liabilities (as previously reported)	$-	$-	$-	$-	$-	$-
Revision adjustment	(261)	(391)	3,254	(2,734)	2,864	130
Change in fair value of warrant liabilities	$(261)	$(391)	$3,254	$(2,734)	$2,864	$130

Total other income (expense) (as previously reported)	$(34,239)	$(9,434)	$(8,731)	$(8,328)	$(18,165)	$(26,632)
Revision adjustment	(261)	(391)	3,254	(2,734)	2,864	130
Total other income (expense)	$(34,500)	$(9,825)	$(5,477)	$(11,062)	$(15,301)	$(26,502)

Income (loss) before income taxes (as previously reported)	$(65,967)	$(3,893)	$(61,189)	$2,519	$(65,082)	$(62,562)
Revision adjustment	(261)	(391)	3,254	(2,734)	2,864	130
Income (loss) before income taxes	$(66,228)	$(4,284)	$(57,935)	$(215)	$(62,218)	$(62,432)

Net income (loss) (as previously reported)	$(60,990)	$(2,746)	$(58,968)	$2,981	$(61,714)	$(58,733)
Revision adjustment	(261)	(391)	3,254	(2,734)	2,864	130
Net income (loss)	$(61,251)	$(3,137)	$(55,714)	$247	$(58,850)	$(58,603)

Net income (loss) per common share:
Basic (as previously reported)	$(1.19)	$(0.06)	$(1.13)	$0.05	$(1.19)	$(1.14)
Revision adjustment	(0.01)	(0.01)	0.07	(0.05)	0.06	0.00
Basic	$(1.20)	$(0.07)	$(1.06)	$(0.00)	$(1.13)	$(1.14)

Diluted (as previously reported)	$(1.19)	$(0.06)	$(1.13)	$0.04	$(1.19)	$(1.14)
Revision adjustment	(0.01)	(0.01)	0.07	(0.04)	0.06	0.00
Diluted	$(1.20)	$(0.07)	$(1.06)	$(0.00)	$(1.13)	$(1.14)

The following table sets forth the consolidated statements of operations, including the balances as reported, adjustments and the as-restated balances for the Successor period from December 6, 2018 through October 31, 2019 and for the interim periods within that period:

	Successor Period	Interim Unaudited Periods
	December 6, 2018	December 6, 2018
	through	through	Three Months Ended		December 6, 2018 through
(in thousands, except share and per share amounts)	October 31, 2019	January 31, 2019	April 30, 2019	July 31, 2019	April 30, 2019	July 31, 2019
Change in fair value of warrant liabilities (as previously reported)	$-	$-	$-	$-	$-	$-
Restatement adjustment	(6,491)	(2,522)	(14,774)	4,556	(17,296)	(12,740)
Change in fair value of warrant liabilities (as restated)	$(6,491)	$(2,522)	$(14,774)	$4,556	$(17,296)	$(12,740)

Total other income (expense) (as previously reported)	$(34,833)	$(5,581)	$(9,298)	$(9,815)	$(14,879)	$(24,694)
Restatement adjustment	(6,491)	(2,522)	(14,774)	4,556	(17,296)	(12,740)
Total other income (expense) (as restated)	$(41,324)	$(8,103)	$(24,072)	$(5,259)	$(32,175)	$(37,434)

Income (loss) before income taxes (as previously reported)	$(13,215)	$(6,395)	$(8,073)	$840	$(14,468)	$(13,628)
Restatement adjustment	(6,491)	(2,522)	(14,774)	4,556	(17,296)	(12,740)
Income (loss) before income taxes (as restated)	$(19,706)	$(8,917)	$(22,847)	$5,396	$(31,764)	$(26,368)

Net income (loss) (as previously reported)	$(9,912)	$(3,630)	$(9,645)	$2,762	$(13,275)	$(10,513)
Restatement adjustment	(6,491)	(2,522)	(14,774)	4,556	(17,296)	(12,740)
Net income (loss) (as restated)	$(16,403)	$(6,152)	$(24,419)	$7,318	$(30,571)	$(23,253)

Net income (loss) per common share:
Basic (as previously reported)	$(0.28)	$(0.14)	$(0.35)	$0.05	$(0.48)	$(0.31)
Restatement adjustment	(0.15)	(0.08)	(0.50)	0.09	(0.60)	(0.35)
Basic (as restated)	$(0.43)	$(0.22)	$(0.85)	$0.14	$(1.08)	$(0.66)

Diluted (as previously reported)	$(0.28)	$(0.14)	$(0.35)	$0.05	$(0.48)	$(0.31)
Restatement adjustment	(0.15)	(0.08)	(0.50)	0.08	(0.60)	(0.35)
Diluted (as restated)	$(0.43)	$(0.22)	$(0.85)	$0.13	$(1.08)	$(0.66)

Comprehensive income (loss) for the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019 and the interim periods within those periods was restated or revised to reflect the restatement or revision adjustment to net income (loss) in the tables above.

 The table below sets forth the consolidated statements of cash flows, including the balances as reported, adjustments and the as-restated or as-revised balances for the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and previously issued unaudited year-to-date interim periods within those years. The adjustment had no impact on cash flows from investing or operating activities.

	Interim Unaudited Periods				Interim Unaudited Periods
	Year to Date Successor Period from December 6, 2018 through				Three Months Ended	Six Months Ended	Nine Months Ended	Fiscal Year Ended
(in thousands)	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020
Net income (loss) (as previously reported)	$(3,630)	$(13,275)	$(10,513)	$(9,912)	$(2,746)	$(61,714)	$(58,733)	$(60,990)
Restatement/revision adjustment	(2,522)	(17,296)	(12,740)	(6,491)	(391)	2,864	130	(261)
Net income (loss) (as restated/revised)	$(6,152)	$(30,571)	$(23,253)	$(16,403)	$(3,137)	$(58,850)	$(58,603)	$(61,251)

Increase (decrease) in fair value of warrant liabilities (as previously reported)	$-	$-	$-	$-	$-	$-	$-	$-
Restatement/revision adjustment	2,522	17,296	12,740	6,491	391	(2,864)	(130)	261
Increase (decrease) in fair value of warrant liabilities (as restated/revised)	$2,522	$17,296	$12,740	$6,491	$391	$(2,864)	$(130)	$261

Net cash provided by operating activities (as previously reported)	$(12,949)	$(4,090)	$1,425	$22,777	$1,814	$26,987	$53,484	$78,970
Restatement/revision adjustment	-	-	-	-	-	-	-	-
Net cash provided by operating activities (as restated/revised)	$(12,949)	$(4,090)	$1,425	$22,777	$1,814	$26,987	$53,484	$78,970

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

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment ("ASC 360") requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2020.

Derivatives

The Company has public warrants outstanding and had private warrants outstanding through April 29, 2019, the date of the warrant exchange (see discussion in Note 14). Due to certain provisions in the warrant agreement, coupled with the Company's capital structure, which includes preferred stock with voting rights, the public and private warrants do not meet the criteria to be classified in stockholders’ equity and instead meet the definition of a liability-classified derivative under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, the Company recognizes these warrants within long-term liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations at each reporting date.

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

The Company imposes and collects sales taxes concurrent with our revenue-producing transactions with customers and remits those taxes to the various governmental authorities as prescribed by the taxing jurisdictions in which we operate. We present such taxes in our consolidated statements of operations on a net basis.

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

In conjunction with the Business Combination, there were $15.6 million of transaction bonuses and, as a result of a change in control provision for stock-based awards, certain unvested stock-based awards immediately vested, resulting in the recognition of compensation expense of approximately $0.6 million. These expenses were not reflected in either the Predecessor or Successor consolidated statements of operations and comprehensive loss periods.

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

The unaudited pro forma financial information is as follows:

(in thousands)	Year Ended October 31, 2020	Year Ended October 31, 2019
Revenue	$304,301	$24,396
Pro forma revenue adjustments by Business Combination
Capital	-	26,829
CPH	-	258,565
Total pro forma revenue	$304,301	$309,790

		(As Restated)
(in thousands)	Year Ended October 31, 2020	Year Ended October 31, 2019
Net loss	$(61,251)	$(22,575)
Pro forma net income (loss) adjustments by Business Combination
Capital	-	2,868
CPH	-	(16,403)
Total pro forma net loss	$(61,251)	$(36,110)

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

Long-term debt instruments

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

Deferred consideration

 In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statements of operations in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The fair value of the deferred consideration was $1.7 million at October 31, 2019, which also represented the date at which the 3-year earnout period ended. The deferred consideration was fully paid out during the fiscal 2020 first quarter. In accordance with US GAAP, the related cash outflows are reflected in the statement of cash flows with $1.2 million being included in financing activities, reflecting the payment of contingent consideration that was originally established in purchase accounting, and the remaining $0.5 million being included in operating activities, reflecting the payment amount that is in excess of the contingent consideration that was originally established in purchase accounting.

Warrants

At both October 31, 2020 and 2019, there were 13,017,777 public warrants and no private warrants outstanding. As discussed in Note 14, on April 29, 2019, all 11,100,000 private warrants were exchanged for 1,707,175 shares of common stock. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2022, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

The Company accounts for the public and private warrants issued in connection with its IPO in accordance with ASC 815, under which certain provisions in the public and private warrant agreements do not meet the criteria for equity classification and therefore these warrants must be recorded as liabilities.  The fair value of each public warrant is based on the public trading price of the warrant (Level 1 fair value measurement). The fair value of each private warrant was determined using a Black–Scholes model and therefore is considered to be a Level 3 fair value measurement. Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statements of operations.

All other non-financial assets

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

Predecessor

In connection with the Business Combination, the Company repaid its existing credit facilities and the Seller Notes discussed below in full and replaced them with the Term Loan Agreement and the ABL Credit Agreement discussed previously. The Company also incurred an aggregate of $16.4 million of costs related to the extinguishment of its existing debts, including the write-off of unamortized borrowing costs and an early extinguishment fee paid to its lenders. The amount has been reflected as debt extinguishment costs in the Predecessor’s consolidated statements of operations for the period ended December 5, 2018.

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

Note 12. Income Taxes

The sources of income before income taxes for the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and the predecessor period from November 1, 2018 through December 5, 2018 are as follows:

	Successor
		(As Restated)	Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
United States	$(49,688)	$(21,366)	$(26,974)
Foreign	(16,540)	1,660	207
Total	$(66,228)	$(19,706)	$(26,767)

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

For the fiscal year ended October 31, 2020, the Successor period from December 6, 2018 through October 31, 2019, and the Predecessor period from November 1, 2018 through December 5, 2018, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

		(As Restated)
	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Income tax benefit per federal statutory rate of 21% for each period	$(13,967)	$(4,140)	$(5,622)
State income taxes, net of federal deduction	(150)	(468)	(635)
Foreign rate differential	108	(48)	(6)
Meals and entertainment	127	187	24
Transaction costs	-	18	1,414
Change in deferred tax rate	(1,654)	(95)	30
Stock-based compensation	105	-	6
Equity contribution	-	127	-
Nontaxable interest income net of foreign income inclusions	717	(257)	(62)
Deferred tax on undistributed foreign earnings	(255)	236	68
Impact of tax reform in the U.K. (see discussion below)	859	-	-
Deferred finance costs	-	-	586
Goodwill impairment	9,812	-	-
Impact of US tax reform from CARES Act	(1,381)	-	-
Settlement with related party	420	-	-
Change in fair value of warrant liabilities	55	1,363	-
Other	227	(226)	5
Income tax benefit	$(4,977)	$(3,303)	$(4,192)

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. Total fair value of common stock issued in exchange for the warrants totaling $26.2 million was recognized in additional paid in capital. As of October 31, 2020, 13,017,777 public warrants and no private warrants were outstanding.

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

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2020 and the Successor period from December 6, 2018 through October 31, 2019:

		(As Restated)
	Successor
(in thousands, except share and per share amounts)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019

Net loss attributable to Concrete Pumping Holdings, Inc.	$(61,251)	$(16,403)
Less: Preferred stock - cumulative dividends	(1,930)	(1,623)
Less: Undistributed earnings allocated to participating securities	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(63,181)	$(18,026)
Add back: Preferred stock - cumulative dividends	-	-
Add back: Undistributed earning allocated to participating securities	-	-
Less: Undistributed earnings reallocated to participating securities	-	-
Numerator for diluted loss per share	$(63,181)	$(18,026)

Weighted average shares (denominator):
Weighted average shares - basic	52,752,884	41,445,508
Weighted average shares - diluted	52,752,884	41,445,508

Basic loss per share	$(1.20)	$(0.43)
Diluted loss per share	$(1.20)	$(0.43)

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

		(As Restated)
	Successor		Predecessor
(in thousands)	Year Ended October 31, 2020	December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
Revenue
U.S. Concrete Pumping	$229,740	$187,031	$16,659
U.K. Operations	39,145	44,021	5,143
U.S. Concrete Waste Management Services	35,890	27,779	2,628
Corporate	2,500	2,258	242
Intersegment	(2,974)	(2,524)	(276)
	$304,301	$258,565	$24,396

Income (loss) before income taxes
U.S. Concrete Pumping	$(56,095)	$(17,689)	$(27,354)
U.K. Operations	(16,540)	1,661	207
U.S. Concrete Waste Management Services	4,997	965	225
Corporate	1,410	(4,643)	155
	$(66,228)	$(19,706)	$(26,767)

		(As Restated)
	Successor			Predecessor
(in thousands)	Year Ended October 31, 2020		December 6, 2018 through October 31, 2019	November 1, 2018 through December 5, 2018
EBITDA
U.S. Concrete Pumping	$17,074	[1]	$46,729	$(24,565)
U.K. Operations	(5,163)	[1]	13,173	1,587
U.S. Concrete Waste Management Services	15,684		11,838	388
Corporate	2,240		(3,914)	180
	$29,835		$67,826	$(22,410)

Consolidated EBITDA reconciliation
Net loss	$(61,251)		$(16,403)	$(22,575)
Interest expense, net	34,408		34,880	1,644
Income tax benefit	(4,977)		(3,303)	(4,192)
Depreciation and amortization	61,655		52,652	2,713
EBITDA	$29,835		$67,826	$(22,410)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our certifying officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon this evaluation and the above criteria, our management concluded in the Annual Report on Form 10-K for the year ended October 31, 2020, originally filed with the SEC on January 12, 2021, that the Company’s disclosure controls and procedures were effective as of October 31, 2020. Subsequent to performing this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective disclosure controls and procedures as of October 31, 2020 and 2019, and as of July 31, 2020 and 2019, April 30, 2020 and 2019, and January 31, 2020 and 2019, due to a material weakness in our internal control over financial reporting, described below, related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement.

Notwithstanding the identified material weakness, management has concluded that our audited consolidated financial statements, as-restated or revised, included in this Annual Report on Form 10-K/A are fairly stated in all material respects and the Company's financial position, results of operations and cash flows for the periods disclosed are in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We filed the Original Report on January 12, 2021. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of October 31, 2020. Subsequent to performing this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020 and 2019, due to a material weakness in our internal control over financial reporting, described below, related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement.

Our internal control over financial reporting did not identify an error in the classification of the warrants issued in connection with our IPO and a simultaneous private placement, which we determined to be a material weakness. This error in classification and subsequent accounting was brought to our attention when the SEC issued the SEC Statement on April 12, 2021. In response to this material weakness, specifically related to the assessment of complex accounting issues reached in prior periods that continue to impact the Company, we will implement a new control to assess complex accounting issues reached in the past that continue to impact the Company to ensure those conclusions reached are still appropriate. Our plans include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor’s report on internal control over financial reporting for as long as we qualify as an emerging growth company.

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

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: June 11, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Young and Iain Humphries, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on June 11, 2021.

/s/ Bruce Young	Chief Executive Officer and Director	June 11, 2021
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	June 11, 2021
Iain Humphries	(principal financial and accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	June 11, 2021
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	June 11, 2021
Brian Hodges

/s/ Raymond Cheesman	Director	June 11, 2021
Raymond Cheesman

/s/ Heather L. Faust	Director	June 11, 2021
Heather L. Faust

/s/ David G. Hall	Director	June 11, 2021
David G. Hall

/s/ Tom Armstrong	Director	June 11, 2021
Tom Armstrong

/s/ Stephen Alarcon	Director	June 11, 2021
Stephen Alarcon

/s/ Ryan Beres	Director	June 11, 2021
Ryan Beres

/s/ John Piecuch	Director	June 11, 2021
John Piecuch

/s/ M. Brent Stevens	Director	June 11, 2021
M. Brent Stevens