Form 10-Q
period 2021-04-30
Concrete Pumping Holdings, Inc.
filed 2021-06-14
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 11, 2021, the registrant had 56,698,060 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2021

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	April 30,	October 31,
(in thousands except per share amounts)	2021	2020

Current assets:
Cash and cash equivalents	$13,714	$6,736
Trade receivables, net	41,800	44,343
Inventory	4,555	4,630
Income taxes receivable	352	1,602
Prepaid expenses and other current assets	7,204	2,694
Total current assets	67,625	60,005

Property, plant and equipment, net	304,865	304,254
Intangible assets, net	171,213	183,839
Goodwill	225,012	223,154
Other non-current assets	712	1,753
Deferred financing costs	2,088	753
Total assets	$771,515	$773,758

Current liabilities:
Revolving loan	$1,087	$1,741
Term loans, current portion	-	20,888
Current portion of capital lease obligations	100	97
Accounts payable	6,622	6,587
Accrued payroll and payroll expenses	10,838	13,065
Accrued expenses and other current liabilities	21,618	18,879
Income taxes payable	601	1,055
Total current liabilities	40,866	62,312

Long term debt, net of discount for deferred financing costs	368,388	343,906
Capital lease obligations, less current portion	330	380
Deferred income taxes	65,618	68,019
Warrant liability	18,485	7,031
Total liabilities	493,687	481,648

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2021 and October 31, 2020	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,575,186 and 56,463,992 issued and outstanding as of April 30, 2021 and October 31, 2020, respectively	6	6
Additional paid-in capital	371,703	367,681
Treasury stock	(461)	(131)
Accumulated other comprehensive income (loss)	4,563	(606)
Accumulated deficit	(122,983)	(99,840)
Total stockholders' equity	252,828	267,110

Total liabilities and stockholders' equity	$771,515	$773,758

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020

Revenue	$76,873	$74,041	$147,294	$147,980

Cost of operations	43,570	42,174	84,128	83,965
Gross profit	33,303	31,867	63,166	64,015

General and administrative expenses	26,472	26,381	48,860	52,988
Goodwill and intangibles impairment	-	57,944	-	57,944
Transaction costs	55	-	84	-
Income (loss) from operations	6,776	(52,458)	14,222	(46,917)

Other income (expense):
Interest expense, net	(6,029)	(8,765)	(12,929)	(18,268)
Loss on extinguishment of debt	-	-	(15,510)	-
Change in fair value of warrant liabilities	(11,456)	3,254	(11,456)	2,864
Other income, net	26	34	52	103
Total other expense	(17,459)	(5,477)	(39,843)	(15,301)

Loss before income taxes	(10,683)	(57,935)	(25,621)	(62,218)

Income tax expense (benefit)	170	(2,221)	(2,478)	(3,368)

Net loss	(10,853)	(55,714)	(23,143)	(58,850)

Less accretion of liquidation preference on preferred stock	(499)	(470)	(1,006)	(943)

Loss available to common shareholders	$(11,352)	$(56,184)	$(24,149)	$(59,793)

Weighted average common shares outstanding
Basic	53,465,799	52,782,663	53,303,302	52,752,884
Diluted	53,465,799	52,782,663	53,303,302	52,752,884

Net loss per common share
Basic	$(0.21)	$(1.06)	$(0.45)	$(1.13)
Diluted	$(0.21)	$(1.06)	$(0.45)	$(1.13)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020

Net loss	$(10,853)	$(55,714)	$(23,143)	$(58,850)

Other comprehensive income (loss):
Foreign currency translation adjustment	668	(4,185)	5,169	(2,214)

Total comprehensive loss	$(10,185)	$(59,899)	$(17,974)	$(61,064)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$356,227	$-	$(599)	$(38,589)	$317,045
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(3,137)	(3,137)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$357,694	$(131)	$1,372	$(41,726)	$317,216
Stock-based compensation expense	-	1,383	-	-	-	1,383
Net loss	-	-	-	-	(55,714)	(55,714)
Foreign currency translation adjustment	-	-	-	(4,185)	-	(4,185)
Balance at April 30, 2020	$6	$359,077	$(131)	$(2,813)	$(97,439)	$258,700

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2020	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	672	-	-	-	672
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	4,501	-	4,501
Balance at January 31, 2021	$6	$368,353	(461)	$3,895	$(112,130)	$259,663
Stock-based compensation expense	-	3,350	-	-	-	3,350
Net loss	-	-	-	-	(10,853)	(10,853)
Foreign currency translation adjustment	-	-	-	668	-	668
Balance at April 30, 2021	$6	$371,703	(461)	$4,563	$(122,983)	$252,828

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2021	2020
Net loss	$(23,143)	$(58,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangibles impairment	-	57,944
Depreciation	13,991	13,015
Deferred income taxes	(2,926)	(3,515)
Amortization of deferred financing costs	1,419	2,076
Amortization of intangible assets	13,853	17,147
Stock-based compensation expense	4,022	2,850
Change in fair value of warrant liabilities	11,456	(2,864)
Loss on extinguishment of debt	15,510	-
Net gain on the sale of property, plant and equipment	(869)	(477)
Payment of contingent consideration in excess of amounts established in purchase accounting	-	(526)
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	3,135	4,009
Inventory	161	127
Prepaid expenses and other current assets	(3,377)	(5,209)
Income taxes payable, net	750	301
Accounts payable	(145)	(101)
Accrued payroll, accrued expenses and other current liabilities	2,359	1,060
Net cash provided by operating activities	36,196	26,987

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,672)	(23,305)
Proceeds from sale of property, plant and equipment	3,687	3,607
Net cash used in investing activities	(12,985)	(19,698)

Cash flows from financing activities:
Proceeds on long term debt	375,000	-
Payments on long term debt	(381,206)	(10,444)
Proceeds on revolving loan	138,239	143,559
Payments on revolving loan	(139,004)	(127,404)
Payment of debt issuance costs	(8,464)	-
Payments on capital lease obligations	(47)	(45)
Purchase of treasury stock	(330)	(131)
Payment of contingent consideration established in purchase accounting	-	(1,161)
Net cash provided by (used in) financing activities	(15,812)	4,374
Effect of foreign currency exchange rate on cash	(421)	(1,088)
Net increase in cash and cash equivalents	6,978	10,575
Cash and cash equivalents:
Beginning of period	6,736	7,473
End of period	$13,714	$18,048

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended April 30,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$5,908	$16,673
Cash paid for income taxes	$953	$212

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$2,029	$4,557

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

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry in the U.S. and the U.K. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 17 operating locations across the U.S. and shares an operating location in the U.K. with one of the Camfaud branches mentioned above, with its corporate headquarters in Thornton (near Denver), Colorado.

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

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to the Company's U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through April 30, 2021, no subsequent triggering events have been identified. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. To date, the COVID-19 pandemic has primarily negatively impacted revenue volumes in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began returning back to pre-pandemic levels, and during the second quarter of fiscal 2021 improved from pre-pandemic levels; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  April 30, 2021 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Principles of consolidation

The Consolidated Financial Statements include all accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Restatement and Revision of Prior Period Financial Statements

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A for the year ended October 31, 2020, filed on June 11, 2021, the SEC released a public statement on April 12, 2021 (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company previously restated its (1) consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019. Also, while not material, the Company previously revised its (1) consolidated financial statements as of and for the fiscal year ended October 31, 2020 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2020, April 30, 2020, and January 31, 2020 to correct the accounting for its Warrants.

The unaudited consolidated financial statements for the three and six month periods ended April 30, 2020 included in this Quarterly Report on Form 10-Q reflect the impacts of such revisions. Management evaluated the impact of the change in the classification of the Warrants on the unaudited consolidated financial statements for the quarter ended January 31, 2021 and determined the impact was immaterial. As a result, the Company is has revised those unaudited consolidated financial statements to correct the accounting for its Warrants.

The following table sets forth the impact on the unaudited consolidated financial statements as of January 31, 2021:

	As previously reported	Revision adjustment	As revised
Warrant liabilities	-	7,031	7,031
Total liabilities	474,329	7,031	481,360

Additional paid-in capital	362,615	5,738	368,353
Accumulated deficit	(99,361)	(12,769)	(112,130)
Total stockholders' equity	266,694	(7,031)	259,663

The revision had no impact on the Company’s net revenue, operating income, cash and cash equivalents, or cash flows from operating, investing and financing activities.  The impact on the consolidated statement of operations was $0.5 million, which was determined to be immaterial and has been recorded as an out-of-period adjustment during the quarter ended April 30, 2021.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 as of  April 30, 2021 and October 31, 2020, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of  April 30, 2021 and October 31, 2020.

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

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of April 30, 2021, no indicators of impairment have been identified.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of April 30, 2021.

Derivatives

The Company has public warrants outstanding and due to certain provisions in the warrant agreement, coupled with the Company's capital structure, which includes preferred stock with voting rights, the public warrants do not meet the criteria to be classified in stockholders’ equity and instead meet the definition of a liability-classified derivative under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, the Company recognizes these warrants within long-term liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statement of income at each reporting date.

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

Earnings per share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. For purposes of ASC 260, the two-class method is computed based on the following participating stock: (1) Common Stock and (2) Restricted Stock Awards.

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

Concentrations

As of  April 30, 2021 and  October 31, 2020 there were three significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2021. The Company is currently evaluating the impact of the adoption of the new standard, including the review of revenue streams and related contracts, but does not expect a significant impact on the consolidated financial statements.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  April 30, 2021 and at  October 31, 2020 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans or Senior Notes.

	April 30,		October 31,
	2021		2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$-	$-	$381,205	$365,003
Senior notes	$375,000	$394,688	$-	$-
Capital lease obligations	$430	$430	$477	$477

Deferred consideration

In connection with the acquisition of Camfaud in November 2016, former Camfaud shareholders were eligible to receive earnout payments (“deferred consideration”) of up to $3.1 million if certain Earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets were met. In accordance with ASC 805, the Company reviewed the deferred consideration on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within general and administrative expenses in the consolidated statement of income in the period in which the change was made. The Company estimated the fair value of the deferred consideration based on its probability assessment of Camfaud’s EBITDA achievements during the 3 year earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. The $1.7 million in deferred consideration was fully paid out during the first quarter of fiscal 2020. In accordance with US GAAP, the related cash outflows are reflected in the statement of cash flows with $1.2 million being included in financing activities, reflecting the payment of contingent consideration that was originally established in purchase accounting, and the remaining $0.5 million being included in operating activities, reflecting the payment amount that is in excess of the contingent consideration that was originally established in purchase accounting.

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

The Company accounts for the public warrants issued in connection with its IPO in accordance with ASC 815, under which certain provisions in the public warrant agreements do not meet the criteria for equity classification and therefore these warrants must be recorded as liabilities.  The fair value of each public warrant is based on the public trading price of the warrant (Level 1 fair value measurement). Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statements of operations.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  April 30, 2021 and at  October 31, 2020 are comprised of the following:

	April 30,	October 31,
(in thousands)	2021	2020
Prepaid insurance	$4,186	$1,399
Prepaid licenses and deposits	715	429
Prepaid rent	476	149
Other current assets and prepaids	1,827	717
Total prepaid expenses and other current assets	$7,204	$2,694

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment at  April 30, 2021 and at  October 31, 2020 are comprised of the following:

	April 30,	October 31,
(in thousands)	2021	2020
Land, building and improvements	$26,890	$26,728
Capital leases—land and buildings	828	828
Machinery and equipment	329,787	318,029
Transportation equipment	2,513	2,338
Furniture and office equipment	2,398	1,230
Property, plant and equipment, gross	362,416	349,153
Less accumulated depreciation	(57,551)	(44,899)
Property, plant and equipment, net	$304,865	$304,254

Depreciation expense for the three and six-month periods ended  April 30, 2021 was $7.1 million and $14.0 million, respectively. Depreciation expense for the three and six-month periods ended  April 30, 2020 was $6.5 million and $13.0 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses.

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

There were no triggering events during the fiscal 2021 first and second quarters. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  April 30, 2021 and at  October 31, 2020:

	April 30,					October 31,
	2021					2020
	Gross			Foreign Currency	Net	Gross			Foreign Currency	Net
Carrying	Accumulated		Translation	Carrying	Carrying	Accumulated		Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,069	$-	(78,223)	$(666)	$116,180	$193,585	$-	$(64,676)	$(106)	$128,803
Trade name	5,812	-	(1,306)	(91)	4,415	5,432	-	(1,020)	(14)	$4,398
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	(5,000)	-	-	$50,500
Noncompete agreements	200	-	(82)	-	118	200	-	(62)	-	$138
Total intangibles	$256,581	$(5,000)	$(79,611)	$(757)	$171,213	$254,717	$(5,000)	$(65,758)	$(120)	$183,839

Amortization expense for the three and six-month periods ended  April 30, 2021 was $7.0 million and $13.9 million, respectively. Amortization expense for the three and six-month periods ended  April 30, 2020 was $8.6 million and $17.1 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2021 (excluding the period from November 1, 2020 to April 30, 2021)	$13,168
2022	21,747
2023	17,292
2024	13,892
2025	11,245
Thereafter	43,369
Total	$120,713

The changes in the carrying value of goodwill by reportable segment for the quarter ended  April 30, 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Corporate	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$-	$223,154
Foreign currency translation	-	1,858	-	-	1,858
Balance at April 30, 2021	$147,482	$28,397	$49,133	$-	$225,012

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

The outstanding principal amount of Senior Notes as of  April 30, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

Same.

The outstanding balance under the amended ABL Facility as of  April 30, 2021 was $1.1 million and as of that date, the Company was in compliance with all debt covenants.

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

As discussed above, all outstanding borrowings under the Term Loan Agreement were repaid on January 28, 2021. The pay-off of the term loan were treated as a debt extinguishment while the amended ABL facility was treated as a debt modification. In accordance with debt extinguishment accounting rules, the Company recorded $15.5 million in debt extinguishment costs related to the write-off of all unamortized deferred debt issuance costs that were related to the term loan and capitalized $7.0 million of debt issuance costs related to the Senior Notes. For the amendments to the ABL Facility, the Company capitalized $1.5 million of debt issuance costs.

The table below is a summary of the composition of the Company’s debt balances at  April 30, 2021 and at October 31, 2020.

	April 30,	October 31,
(in thousands)	2021	2020
Revolving loan (short term)	$1,087	$1,741
Short term portion of term loan	-	20,888
Long term portion of term loan	-	360,317
Senior notes - all long term	375,000	-
Total debt, gross	376,087	382,946
Less unamortized deferred financing costs offsetting long term debt	(6,612)	(16,411)
Total debt, net of unamortized deferred financing costs	$369,475	$366,535

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  April 30, 2021 and at  October 31, 2020:

	April 30,	October 31,
(in thousands)	2021	2020
Accrued vacation	$1,992	$1,667
Accrued payroll	1,603	1,507
Accrued bonus	2,183	4,752
Other accrued	5,060	5,139
Total accrued payroll and payroll expenses	$10,838	$13,065

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  April 30, 2021 and at  October 31, 2020:

	April 30,	October 31,
(in thousands)	2021	2020
Accrued insurance	$9,792	$7,806
Accrued interest	5,750	146
Accrued equipment purchases	956	4,149
Accrued sales and use tax	1,535	311
Accrued property taxes	532	882
Accrued professional fees	860	1,213
Accrued due to related party	40	1,765
Other	2,153	2,607
Total accrued expenses and other liabilities	$21,618	$18,879

Note 11. Income Taxes

For the second fiscal quarter ended April 30, 2021, the Company recorded an income tax expense of $0.2 million on a pretax loss of $10.7 million. For the same quarter a year ago, the Company recorded an income tax benefit of $2.2 million on a pretax loss of $57.9 million. For the first six months of 2021, the Company recorded an income tax benefit of $2.5 million on a pretax loss of $25.6 million. For the same period a year ago, the Company recorded an income tax benefit of $3.4 million on a pretax loss of $62.2 million.

At  April 30, 2021 and October 31, 2020, we had deferred tax liabilities, net of deferred tax assets, of $65.6 million and $68.0 million, respectively. The decrease in our net deferred tax liability is primarily due to current year operating results and reversal of existing deferred tax assets and liabilities during the period ended April 30, 2021. The Company has a valuation allowance of $0.1 million as of both  April 30, 2021 and  October 31, 2020 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

The Company had unrecognized tax benefits of $1.5 million and $1.6 million as of  April 30, 2021 and October 31, 2020, respectively. If recognized, none of these benefits would favorably impact the Company's income tax expense.

Note 12. Commitments and Contingencies

Insurance

As of  April 30, 2021 and October 31, 2020, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $6.7 million and $5.4 million, as of  April 30, 2021 and October 31, 2020, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  April 30, 2021 and October 31, 2020, the Company had accrued $3.1 million and $1.9 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.1 million and $0.3 million, as of  April 30, 2021 and October 31, 2020, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of  April 30, 2021, total outstanding letters of credit totaled $2.3 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of April 30, 2021, there were 13,017,777 public warrants and no private warrants outstanding.

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. As of April 30, 2021, 13,017,777 public warrants and no private warrants were outstanding.

On April 12, 2021, the SEC staff issued a statement regarding accounting and reporting considerations for warrants issued by SPACs. In light of the issues raised by the SEC staff, the Company re-evaluated its accounting position for its private and public warrants. See Note 2 for further discussion of the accounting implications relating to these warrants.

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

During 2019, pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are participating restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards vested pursuant to one of the four following conditions:

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

As of April 30, 2021, the Company has the following outstanding stock-based awards:

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

Included in the table below is a summary of unvested awards at April 30, 2021, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis for the remaining market-based stock awards, if at such time they vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated. The $6 Market/Time-Based shares noted below achieved the $6.00 market condition on March 29, 2021, which was a date that was earlier than the Monte Carlo simulation had originally estimated. As such, the remaining unrecognized expense for these awards will be accelerated over the new remaining requisite service period. In addition, the Company has broken out the market-based awards by vesting tranche to address the accelerated attribution applied to the awards.

Location	Type of Award	Shares Unvested at April 30, 2021	Weighted Average Fair Value	Unrecognized Compensation Expense at April 30, 2021	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	864,028	$6.20	$3,894,504	12/6/2023
U.S.	$6 Market/Time- Based	150,697	$3.86	$-	10/29/2020
U.S.	$6 Market/Time- Based	192,652	$8.63	$535,622	3/29/2022
U.S.	$6 Market/Time- Based	192,652	$8.63	$818,896	3/29/2023
U.S.	$6 Market/Time- Based	192,663	$8.63	$987,767	3/29/2024
U.S.	$8 Market/Time- Based	150,697	$3.46	$-	10/29/2020
U.S.	$8 Market/Time- Based	192,653	$7.43	$623,894	5/1/2023
U.S.	$8 Market/Time- Based	192,653	$7.43	$795,783	5/1/2024
U.S.	$8 Market/Time- Based	192,662	$7.43	$908,426	5/1/2025
U.S.	$10 Market/Time- Based	150,706	$3.15	$-	10/29/2020
U.S.	$10 Market/Time- Based	192,658	$6.45	$580,256	7/9/2023
U.S.	$10 Market/Time- Based	192,654	$6.45	$715,214	7/9/2024
U.S.	$10 Market/Time- Based	192,670	$6.45	$805,215	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$794	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$1,045	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$1,209	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$764	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$950	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$1,076	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$708	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$853	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$953	11/19/2024
U.K.	Time Based Only	132,259	$6.08	$550,704	12/6/2023
U.K.	$6 Market/Time- Based	28,885	$3.85	$-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	$8.36	$76,663	3/29/2022
U.K.	$6 Market/Time- Based	27,892	$8.36	$116,244	3/29/2023
U.K.	$6 Market/Time- Based	27,901	$8.36	$139,791	3/29/2024
U.K.	$8 Market/Time- Based	28,885	$3.45	$-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$88,882	5/1/2023
U.K.	$8 Market/Time- Based	27,892	$7.20	$112,737	5/1/2024
U.K.	$8 Market/Time- Based	27,901	$7.20	$128,403	5/1/2025
U.K.	$10 Market/Time- Based	28,886	$3.14	$-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$82,553	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$101,225	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$113,743	7/9/2025
Total		3,523,925		$12,184,873

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

Stock-based compensation expense for the three and six-month periods ended  April 30, 2021 was $3.3 million and $4.0 million and has been included in general and administrative expenses on the accompanying consolidated statement of income. Stock-based compensation expense for the three and six-month periods ended  April 30, 2020 was $1.4 million and $2.9 million, respectively.

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

At April 30, 2021, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 3.1 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.5 million outstanding non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock.

The table below shows our basic and diluted EPS calculations for the three and six-month period ended April 30, 2021 and April 30, 2020:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(10,853)	$(55,714)	$(23,143)	$(58,850)
Less: Accretion of liquidation preference on preferred stock	(499)	(470)	(1,006)	(943)
Less: Undistributed earnings allocated to participating securities	-	-	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(11,352)	$(56,184)	$(24,149)	$(59,793)
Add back: Accretion of liquidation preference on preferred stock	-	-	-	-
Add back: Undistributed earning allocated to participating securities	-	-	-	-
Less: Undistributed earnings reallocated to participating securities	-	-	-	-
Numerator for diluted earnings (loss) per share	$(11,352)	$(56,184)	$(24,149)	$(59,793)

Weighted average shares (denominator):
Weighted average shares - basic	53,465,799	52,782,663	53,303,302	52,752,884
Weighted average shares - diluted	53,465,799	52,782,663	53,303,302	52,752,884

Basic loss per share	$(0.21)	$(1.06)	$(0.45)	$(1.13)
Diluted loss per share	$(0.21)	$(1.06)	$(0.45)	$(1.13)

For all periods presented, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Revenue
U.S. Concrete Pumping	$56,168	$57,459	$108,484	$112,564
U.K. Operations	11,853	8,401	21,633	19,086
U.S. Concrete Waste Management Services	9,008	8,306	17,430	16,589
Corporate	625	625	1,250	1,250
Intersegment	(781)	(750)	(1,503)	(1,509)
Total revenue	$76,873	$74,041	$147,294	$147,980

Income (loss) before income taxes
U.S. Concrete Pumping	$(1,306)	$(47,054)	$(16,806)	$(50,928)
U.K. Operations	481	(15,446)	(227)	(16,454)
U.S. Concrete Waste Management Services	1,181	893	2,034	1,464
Corporate	(11,039)	3,672	(10,622)	3,700
Total income (loss) before income taxes	$(10,683)	$(57,935)	$(25,621)	$(62,218)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
EBITDA
U.S. Concrete Pumping	$13,346	$(28,814)	$13,241	$(13,952)
U.K. Operations	3,334	(12,712)	5,413	(10,753)
U.S. Concrete Waste Management Services	3,504	3,553	6,704	6,803
Corporate	(10,831)	3,879	(10,206)	4,114
Total EBITDA	$9,353	$(34,094)	$15,152	$(13,788)

Consolidated EBITDA reconciliation
Net loss	$(10,853)	$(55,714)	$(23,143)	$(58,850)
Interest expense, net	6,029	8,765	12,929	18,268
Income tax expense (benefit)	170	(2,221)	(2,478)	(3,368)
Depreciation and amortization	14,007	15,076	27,844	30,162
Total EBITDA	$9,353	$(34,094)	$15,152	$(13,788)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization
U.S. Concrete Pumping	$9,405	$10,144	$18,677	$20,148
U.K. Operations	2,071	2,065	4,081	4,261
U.S. Concrete Waste Management Services	2,323	2,660	4,670	5,339
Corporate	208	207	416	414
Total depreciation and amortization	$14,007	$15,076	$27,844	$30,162

Interest expense, net
U.S. Concrete Pumping	$(5,247)	$(8,096)	$(11,370)	$(16,828)
U.K. Operations	(782)	(669)	(1,559)	(1,440)
U.S. Concrete Waste Management Services	-	-	-	-
Corporate	-	-	-	-
Total interest expense, net	$(6,029)	$(8,765)	$(12,929)	$(18,268)

Transaction costs including transaction-related debt extinguishment
U.S. Concrete Pumping	$55	$-	$84	$-
Corporate	-	-	-	-
Total transaction costs including transaction-related debt extinguishment	$55	$-	$84	$-

Total assets by segment for the periods presented are as follows:

	April 30,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$567,635	$570,536
U.K. Operations	105,393	109,726
U.S. Concrete Waste Management Services	141,723	140,209
Corporate	26,029	25,517
Intersegment	(69,265)	(72,230)
Total assets	$771,515	$773,758

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of April 30, 2021 and October 31, 2020 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Revenue by Geography
U.S.	$65,020	$65,640	$125,661	$128,894
U.K.	11,853	8,401	21,633	19,086
Total revenue	$76,873	$74,041	$147,294	$147,980

	April 30,	October 31,
(in thousands)	2021	2020
Long Lived Assets
U.S.	$257,764	$260,693
U.K.	47,101	43,561
Total long lived assets	$304,865	$304,254

Note 17. Related Party Transaction

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOL's to the fiscal 2016 and 2017 tax returns. During fiscal 2020, the Company carried back all NOL's that were generated in fiscal year 2018 to the 2016 and part of the 2017 tax returns and also carried back a portion of the NOL's accumulated during fiscal 2019 to the remaining income from the 2017 tax return.  On March 31, 2020, the Company received a demand letter alleging that the Company is required to remit to the Predecessor's shareholders certain tax refunds from carrying back certain NOL's made available as a result of the passage of the CARES Act.  In October 2020, the Company reached a settlement with the Predecessor’s shareholders, resulting in the Company agreeing to pay $2.0 million of the $4.3 million in refunds to the Predecessor’s shareholders. This $2.0 million charge was recorded in the fiscal 2020 fourth quarter in general and administrative expenses in the consolidated statements of operations.  The corresponding due to related party was recorded to accrued expenses and other current liabilities in the consolidated balance sheets and was to be settled as the income tax refunds from the IRS are received. The majority of this liability was paid in the fiscal 2021 first quarter while remainder of the liability was paid in the fiscal 2021 second quarter.

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

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years we have successfully executed on this strategy, including our 2018 acquisition of Richard O’Brien Companies and its affiliates, which solidified our presence in the Colorado and Phoenix, Arizona markets and our 2019 acquisition of Capital Pumping, LP and its affiliates., which provided us with complementary assets and operations and significantly expanded our geographic footprint and business in Texas.

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

U.S. Concrete Waste Management Services

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 17 operating locations across the United States with its corporate headquarters in Thornton, Colorado.

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

In addition, during the second quarter of fiscal 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, which qualified as a triggering event necessitating the evaluation of our goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, we conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to our U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through April 30, 2021, no subsequent triggering events have been identified. We will continue to evaluate our goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. Most notably in the second and third quarter of fiscal 2020, the COVID-19 pandemic has primarily impacted revenue volumes in the U.K. and certain markets in the U.S. Beginning in the fourth quarter of fiscal 2020, revenue volumes began returning back to pre-pandemic levels, and during the second quarter of fiscal 2021 improved from pre-pandemic levels; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay for services rendered; any further closures of the Company's or our customers’ offices and facilities; and any additional project delays or shutdowns. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on our business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. We will continue to evaluate the effect of COVID-19 on our business.

Notes Offering

In January 2021, Brundage-Bone Concrete Pumping Holdings Inc., a wholly-owned subsidiary of the Company, closed its private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a fixed rate of 6.000% per annum. In addition, we amended and restated our existing ABL credit agreement (the “ABL Facility”) to provide up to $125.0 million (previously $60.0 million) of commitments.  The offering proceeds, along with approximately $15.0 million of borrowings under the ABL Facility, were used to repay all outstanding indebtedness under our existing term loan agreement, dated December 6, 2018, and pay related fees and expenses.

Restatement and Revision of Prior Period Financial Statements

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A for the year ended October 31, 2020, filed on June 11, 2021, the SEC released a public statement on April 12, 2021 (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company previously restated its (1) consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019. Also, while not material, the Company previously revised its (1) consolidated financial statements as of and for the fiscal year ended October 31, 2020 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2020, April 30, 2020, and January 31, 2020 to correct the accounting for its Warrants. Management evaluated the impact of these revisions on the unaudited consolidated financial statements for the quarter ended January 31, 2021 and determined the impact was immaterial.  As a result, the Company is also revising those unaudited consolidated financial statements to correct the accounting for its Warrants. See Note 2 to the consolidated financial statements for further information. The unaudited consolidated financial statements for the three and six month periods ended April 30, 2020 included in this Quarterly Report on Form 10-Q reflect the impacts of such revisions.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
(dollars in thousands)	2021	2020	2021	2020

Revenue	$76,873	$74,041	$147,294	$147,980

Cost of operations	43,570	42,174	84,128	83,965
Gross profit	33,303	31,867	63,166	64,015
Gross margin	43.3%	43.0%	42.9%	43.3%

General and administrative expenses	26,472	26,381	48,860	52,988
Goodwill and intangibles impairment	-	57,944	-	57,944
Transaction costs	55	-	84	-
Income (loss) from operations	6,776	(52,458)	14,222	(46,917)

Other income (expense):
Interest expense, net	(6,029)	(8,765)	(12,929)	(18,268)
Loss on extinguishment of debt	-	-	(15,510)	-
Change in fair value of warrant liabilities	(11,456)	3,254	(11,456)	2,864
Other income, net	26	34	52	103
Total other expense	(17,459)	(5,477)	(39,843)	(15,301)

Income (loss) before income taxes	(10,683)	(57,935)	(25,621)	(62,218)

Income tax expense (benefit)	170	(2,221)	(2,478)	(3,368)

Net income (loss)	(10,853)	(55,714)	(23,143)	(58,850)

Less accretion of liquidation preference on preferred stock	(499)	(470)	(1,006)	(943)
Net income (loss) available to common shareholders	$(11,352)	$(56,184)	$(24,149)	$(59,793)

Three Months Ended April 30, 2021

For the three months ended April 30, 2021, our net loss was $10.9 million, as compared to a net loss of $55.7 million in same period a year ago. The improvement was due to a $57.9 million year-over-year reduction in goodwill and intangibles impairment, a 3.8% year-over-year increase in revenue and a $2.7 million reduction in interest expense. These improvements were offset by the $14.8 million year-over-year change in fair value of warrant liabilities, which reflected income of $3.3 million in the second quarter of fiscal 2020 versus expense of $11.5 million in the second quarter of fiscal 2021.

Six Months Ended April 30, 2021

For the six months ended April 30, 2021, our net loss was $23.1 million, as compared to a net loss of $58.9 million in same period a year ago. The primary driver of the lower net loss was a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter in comparison to the $57.9 million goodwill and intangibles impairment recorded in the fiscal 2020 second quarter. In addition, we had a $4.1 million improvement in general and administrative (“G&A”) expenses and a $5.3 million reduction in interest expense. These amounts were offset by a net increase in the fair value of warrant liabilities of $14.4 million from $2.9 million of income in the six months ended April 30, 2020 to $11.5 million of expense in the same period of 2021.

Total Assets

Total assets decreased slightly from $773.8 million as of October 31, 2020 to $771.5 million as of April 30, 2021.

	April 30,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$567,635	$570,536
U.K. Operations	105,393	109,726
U.S. Concrete Waste Management Services	141,723	140,209
Corporate	26,029	25,517
Intersegment	(69,265)	(72,230)
Total Assets	$771,515	$773,758

Revenue

	Three Months Ended April 30,		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$56,168	$57,459	$(1,291)	-2.2%
U.K. Operations	11,853	8,401	3,452	41.1%
U.S. Concrete Waste Management Services	9,008	8,306	702	8.5%
Corporate	625	625	-	0.0%
Intersegment	(781)	(750)	(31)	4.1%
Total revenue	$76,873	$74,041	$2,832	3.8%

	Six Months Ended April 30, 2020		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$108,484	$112,564	$(4,080)	-3.6%
U.K. Operations	21,633	19,086	2,547	13.3%
U.S. Concrete Waste Management Services	17,430	16,589	841	5.1%
Corporate	1,250	1,250	-	0.0%
Intersegment	(1,503)	(1,509)	6	-0.4%
Total revenue	$147,294	$147,980	$(686)	-0.5%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment decreased by 2.2%, or $1.3 million, from the fiscal 2020 second quarter to the fiscal 2021 second quarter. The second quarter of fiscal 2020 was impacted by COVID-19 primarily only during the month of April. While revenue in many of our markets has returned back to, or even improved from pre-pandemic levels, the impact from COVID-19 in certain markets remains an issue and therefore drove the decline in revenue. In addition to COVID-19 impacts, severe weather conditions in Texas also contributed to a decline in revenue during the fiscal 2021 second quarter. Revenue for our U.S. Concrete Pumping segment decreased by 3.6%, or $4.1 million, from the six months ended April 30, 2020 to the first six months of 2021. The drivers of this decline are the same as those above for the three-month comparison, and also due to the fact that the fiscal 2020 first quarter had no impact from COVID-19 while the fiscal 2021 first quarter was entirely impacted by the effects of the pandemic.

U.K. Operations

Revenue for our U.K. Operations segment increased by 41.1%, or $3.5 million, from the fiscal 2020 second quarter to the fiscal 2021 second quarter. Excluding the impact from foreign currency translation, revenue was up 27.3% year over year. For the six months ended April 30, 2021, revenue for our U.K. Operations segment increased by 13.3%, or $2.5 million, from the six months ended April 30, 2020. Excluding the impact from foreign currency translation, revenue was up 6.1% year over year. The increase in revenue during both periods was attributable to the recovery from the impact from COVID-19 that negatively impacted results in the final month of the fiscal 2020 second quarter.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 8.5%, or $0.7 million, from the fiscal 2020 second quarter to the fiscal 2021 second quarter. For the six months ended April 30, 2021, revenue for the U.S. Concrete Waste Management Services segment increased by 5.1%, or $0.8 million, from the six months ended April 30, 2020. The increase in revenue during both periods was primarily due to organic growth, pricing improvements, and new product offerings (such as our new roll off service, which allows for 100 to 120 concrete truck mixer wash outs) that more than offset impacts from COVID-19 in certain markets.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the three and six-month period ending April 30, 2021 was relatively flat to that of the respective three and six-month periods ending April 30, 2020.

General and Administrative Expenses

G&A expenses for the fiscal 2021 second quarter were $26.5 million, relatively flat from $26.4 million in the fiscal 2020 second quarter. As a percent of revenue, G&A expenses were 34.4% for the fiscal 2021 second quarter compared to 35.6% in the fiscal 2020 second quarter. The decrease was largely due to lower amortization of intangible assets expense of $1.6 million offset by higher stock-based compensation expense of $2.0 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were down $0.3 million year-over-year.

G&A expenses for the first six-months of fiscal 2021 were $48.9 million, down from $53.0 million in the first six months of fiscal 2021. As a percent of revenue, G&A expenses were 33.2% for the first six-months of fiscal 2021 compared to 35.8% in the same period a year ago. The decrease was largely due to lower amortization of intangible assets expense of $3.3 million offset by higher stock-based compensation expense of $1.2 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were down $2.0 million year-over-year.

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. Through April 30, 2021, no subsequent triggering events have been identified.

Change in Fair Value of Warrant Liabilities

During the second quarter of fiscal 2021 and 2020 we recognized a $11.5 million loss and a $3.3 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. For the first six-months of fiscal 2021 and 2020, we recognized an $11.5 million loss and a $2.9 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. The significant increase seen in the fair value remeasurement of the public warrants is due to the substantial increase in the Company's share price since April 30, 2020.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the three and six-month periods ended April 30, 2021 or 2020.

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

Interest Expense, Net

Interest expense, net for the three months ended April 30, 2021 was $6.0 million, down $2.7 million from $8.8 million in second quarter of fiscal 2020. Interest expense, net for the six months ended April 30, 2021 was $12.9 million, down $5.3 million from $18.3 the six-month period from a year ago. The decrease was due to having lower average debt during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.

Income Tax (Benefit) Provision

For the second quarter of fiscal 2021, the Company recorded income tax expense of $ 0.2 million on a pretax loss of $ 10.7 million, versus a $ 2.2 million income tax benefit on a $ 57.9 million pretax loss during the same period in the prior year. For the first six months of fiscal 2021, the Company recorded an income tax benefit of $ 2.5 million on a pretax loss of $ 25.6 million, versus a $ 3.4 million income tax benefit on a pretax loss of $ 62.2 million.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Loss		Adjusted EBITDA
	Three Months Ended April 30,		Three Months Ended April 30,		Change
(in thousands, except percentages)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$(925)	$(44,303)	$16,306	$16,319	$(13)	-0.1%
U.K. Operations	402	(15,955)	4,114	2,516	1,598	63.5%
U.S. Concrete Waste Management Services	833	859	4,002	4,055	(53)	-1.3%
Corporate	(11,163)	3,685	625	625	(0)	0.0%
Total adjusted EBITDA	$(10,853)	$(55,714)	$25,047	$23,515	$1,532	6.5%

	Net Loss		Adjusted EBITDA
	Six Months Ended April 30,		Six Months Ended April 30,		Change
(in thousands)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$(13,602)	$(46,790)	$31,592	$33,166	$(1,574)	-4.7%
U.K. Operations	(129)	(16,848)	6,861	5,127	1,734	33.8%
U.S. Concrete Waste Management Services	1,450	1,225	7,702	7,804	(102)	-1.3%
Corporate	(10,862)	3,563	1,250	1,250	(0)	0.0%
Total adjusted EBITDA	$(23,143)	$(58,850)	$47,405	$47,347	$58	0.1%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $16.3 million for both the three months ended April 30, 2021 and for the second quarter of fiscal 2020. For the six months ended April 30, 2021, adjusted EBITDA for our U.S. Concrete Pumping segment was $31.6 million, down 4.7% from $33.2 million. The year-over-year decline for the six-month period was primarily attributable to the year-over-year change in revenue discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $4.1 million for the three months ended April 30, 2021 as compared to $2.5 million for the same period in fiscal 2020. For the six months ended April 30, 2021, adjusted EBITDA for our U.K. Operations segment was $6.9 million, up 33.8% from $5.1 million for the same period in fiscal 2020. The year-over-year increase was primarily attributable to the year-over-year change in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $4.0 million for the three months ended April 30, 2021 and $7.7 for the six months ended April 30, 2021. Both periods were relatively flat with the same comparative periods in fiscal 2020.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Facility”), which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of April 30, 2021, we had $13.7 million of cash and cash equivalents and $121.2 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $134.9 million.

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

The outstanding principal amount of Senior Notes as of April 30, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

The outstanding balance under the amended ABL Facility as of April 30, 2021 was $1.1 million and as of that date, the Company was in compliance with all debt covenants.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the six months ended April 30, 2021 was $36.2 million. The Company had a net loss of $23.1 million that included an increase of $2.9 million in our net deferred income taxes, a gain on sale of assets of $0.9 million, and significant non-cash charges totaling $60.3 million as follows: (1) depreciation of $14.0 million, (2) amortization of intangible assets of $13.9 million, (3) amortization of deferred financing costs of $1.4 million, (4) loss on extinguishment of debt expense of $15.5 million, (5) stock-based compensation expense of $4.0 million, and (6) an $11.5 million increase in the fair value of warrant liabilities. In addition, we had cash inflows primarily related to the following activity: (1) a decrease of $3.1 million in trade receivables, (2) an increase of $2.4 million in accrued payroll, accrued expenses and other current liabilities and (3) an increase of $0.8 million in income taxes payable. These amounts were partially offset by net cash outflows primarily related to a $3.4 million increase in prepaid expenses and other current assets.

We used $13.0 million to fund investing activities during the six months ended April 30, 2021. The Company used $16.7 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $3.7 million.

Net cash used in financing activities was $15.8 million for the six months ended April 30, 2021. Financing activities during this period included $0.8 million in net borrowings under the Company’s ABL Facility, $375.0 million in proceeds from the issuance of Senior Notes, $381.2 million in payments made to extinguish the Term Loan Agreement and $8.5 million in debt issuance costs.

Net cash provided by operating activities during the six months ended April 30, 2020 was $27.0 million. The Company had a net loss of $58.9 million that included a non-cash gain of $2.9 million from the change in fair value of warrant liabilities, an increase of $3.5 million in our net deferred income taxes, a gain on sale of assets of $0.5 million and significant non-cash charges totaling $93.0 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $13.0 million, (3) amortization of intangible assets of $17.1 million, (4) amortization of deferred financing costs of $2.1 million and (5) stock-based compensation expense of $2.9 million. In addition, we had cash outflows related to the following activity: (1) a $5.2 million increase in prepaid expenses and other current assets and (2) a $0.5 million payment of contingent consideration in excess of amounts established in purchase accounting. These amounts were partially offset by net cash inflows primarily related to the following activity: (1) a decrease of $4.0 million in trade receivables and (2) an increase of $1.1 million in accrued payroll, accrued expenses and other current liabilities.

We used $19.7 million to fund investing activities during the six months ended April 30, 2020. The Company used $23.3 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $3.6 million.

Net cash provided by financing activities was $4.4 million for the six months ended April 30, 2020. Financing activities during this period included $16.2 million in net borrowings under the Company’s ABL Credit Agreement and was partially offset by payments on the Term Loan Agreement of $10.4 million and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) may be used to help management determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to record on our GAAP financial statements. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include severance expenses, director fees, expenses related to being a publicly-traded company and other non-recurring costs. In addition, within the individual segment presentations only, other adjustments also include transfer pricing and allocation of intercompany related expenses, which are eliminated in consolidation.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Consolidated
Net income (loss)	$(10,853)	$(55,714)	$(23,143)	$(58,850)
Interest expense, net	6,029	8,765	12,929	18,268
Income tax benefit	170	(2,221)	(2,478)	(3,368)
Depreciation and amortization	14,007	15,076	27,844	30,162
EBITDA	9,353	(34,094)	15,152	(13,788)
Transaction expenses	55	-	84	-
Loss on debt extinguishment	-	-	15,510	-
Stock-based compensation	3,350	1,383	4,022	2,850
Change in fair value of warrant liabilities	11,456	(3,254)	11,456	(2,864)
Other income, net	(26)	(33)	(52)	(103)
Goodwill and intangibles impairment	-	57,944	-	57,944
Other adjustments	859	1,569	1,233	3,308
Adjusted EBITDA	$25,047	$23,515	$47,405	$47,347

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
U.S. Concrete Pumping
Net income (loss)	$(925)	$(44,303)	$(13,602)	$(46,790)
Interest expense, net	5,247	8,096	11,370	16,828
Income tax benefit	(381)	(2,751)	(3,204)	(4,138)
Depreciation and amortization	9,405	10,144	18,677	20,148
EBITDA	13,346	(28,814)	13,241	(13,952)
Transaction expenses	55	-	84	-
Loss on debt extinguishment	-	-	15,510	-
Stock-based compensation	3,350	1,383	4,022	2,850
Other income, net	(12)	(7)	(24)	(17)
Goodwill and intangibles impairment	-	43,500	-	43,500
Other adjustments	(433)	257	(1,241)	785
Adjusted EBITDA	$16,306	$16,319	$31,592	$33,166

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
U.K. Operations
Net income (loss)	$402	$(15,955)	$(129)	$(16,848)
Interest expense, net	782	669	1,559	1,440
Income tax expense (benefit)	79	509	(98)	394
Depreciation and amortization	2,071	2,065	4,081	4,261
EBITDA	3,334	(12,712)	5,413	(10,753)
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(12)	(26)	(26)	(86)
Goodwill and intangibles impairment	-	14,444	-	14,444
Other adjustments	792	810	1,474	1,522
Adjusted EBITDA	$4,114	$2,516	$6,861	$5,127

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
U.S. Concrete Waste Management Services
Net income (loss)	$833	$859	$1,450	$1,225
Interest expense, net	-	-	-	-
Income tax expense (benefit)	348	34	584	239
Depreciation and amortization	2,323	2,660	4,670	5,339
EBITDA	3,504	3,553	6,704	6,803
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(2)	-	(2)	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	500	502	1,000	1,001
Adjusted EBITDA	$4,002	$4,055	$7,702	$7,804

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2021	2020	2021	2020
Corporate
Net income	$(11,163)	$3,685	$(10,862)	$3,563
Interest expense, net	-	-	-	-
Income tax expense (benefit)	124	(13)	240	137
Depreciation and amortization	208	207	416	414
EBITDA	(10,831)	3,879	(10,206)	4,114
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	11,456	(3,254)	11,456	(2,864)
Other income, net	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	-	-	-	-
Adjusted EBITDA	$625	$625	$1,250	$1,250

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

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with ASU 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million. No such impairment was required during fiscal 2021.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2021, specifically, related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement that continue to impact the Company.

In response to this material weakness in internal control over financial reporting related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement, we are implementing a new control to assess complex accounting issues reached in the past that continue to impact the Company to ensure those conclusions reached are still appropriate. Our plans include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

This error was identified and corrected prior to release of the Company’s fiscal 2021 second quarter Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than the discussion above, there have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on January 12, 2021 (the “Form 10-K”) as amended by Form 10-K/A filed on June 11, 2021. For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K/A.

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
(Authorized Signatory)

Dated: June 14, 2021