Form 10-Q
period 2021-07-31
Concrete Pumping Holdings, Inc.
filed 2021-09-08
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 7, 2021, the registrant had 56,593,944 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2021

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 31,	October 31,
(in thousands except per share amounts)	2021	2020

Current assets:
Cash and cash equivalents	$20,204	$6,736
Trade receivables, net	44,520	44,343
Inventory	4,603	4,630
Income taxes receivable	391	1,602
Prepaid expenses and other current assets	5,177	2,694
Total current assets	74,895	60,005

Property, plant and equipment, net	314,590	304,254
Intangible assets, net	164,647	183,839
Goodwill	225,165	223,154
Other non-current assets	691	1,753
Deferred financing costs	1,978	753
Total assets	$781,966	$773,758

Current liabilities:
Revolving loan	$-	$1,741
Term loans, current portion	-	20,888
Current portion of capital lease obligations	101	97
Accounts payable	6,683	6,587
Accrued payroll and payroll expenses	12,366	13,065
Accrued expenses and other current liabilities	23,570	18,879
Income taxes payable	646	1,055
Total current liabilities	43,366	62,312

Long term debt, net of discount for deferred financing costs	368,736	343,906
Capital lease obligations, less current portion	304	380
Deferred income taxes	67,173	68,019
Warrant liability	18,225	7,031
Total liabilities	497,804	481,648

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2021 and October 31, 2020	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,567,186 and 56,463,992 issued and outstanding as of July 31, 2021 and October 31, 2020, respectively	6	6
Additional paid-in capital	372,961	367,681
Treasury stock	(461)	(131)
Accumulated other comprehensive income (loss)	5,001	(606)
Accumulated deficit	(118,345)	(99,840)
Total stockholders' equity	259,162	267,110

Total liabilities and stockholders' equity	$781,966	$773,758

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2021	2020	2021	2020

Revenue	$80,761	$77,131	$228,054	$225,111

Cost of operations	43,548	39,330	127,676	123,295
Gross profit	37,213	37,801	100,378	101,816

General and administrative expenses	24,951	26,954	73,812	79,941
Goodwill and intangibles impairment	-	-	-	57,944
Transaction costs	111	-	195	-
Income (loss) from operations	12,151	10,847	26,371	(36,069)

Other income (expense):
Interest expense, net	(6,153)	(8,364)	(19,082)	(26,632)
Loss on extinguishment of debt	-	-	(15,510)	-
Change in fair value of warrant liabilities	260	(2,734)	(11,195)	130
Other income, net	32	36	85	139
Total other expense	(5,861)	(11,062)	(45,702)	(26,363)

Income (loss) before income taxes	6,290	(215)	(19,331)	(62,432)

Income tax expense (benefit)	1,652	(462)	(826)	(3,829)

Net income (loss)	4,638	247	(18,505)	(58,603)

Less accretion of liquidation preference on preferred stock	(525)	(489)	(1,530)	(1,432)

Income (loss) available to common shareholders	$4,113	$(242)	$(20,035)	$(60,035)

Weighted average common shares outstanding
Basic	53,522,089	52,782,663	53,377,032	52,752,884
Diluted	54,547,494	52,782,663	53,377,032	52,752,884

Net income (loss) per common share
Basic	$0.07	$0.00	$(0.38)	$(1.14)
Diluted	$0.07	$0.00	$(0.38)	$(1.14)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$4,638	$247	$(18,505)	$(58,603)

Other comprehensive income:
Foreign currency translation adjustment	438	3,821	5,607	1,607

Total comprehensive income (loss)	$5,076	$4,068	$(12,898)	$(56,996)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2019	$6	$356,227	$-	$(599)	$(38,589)	$317,045
Stock-based compensation expense	-	1,467	-	-	-	1,467
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(3,137)	(3,137)
Foreign currency translation adjustment	-	-	-	1,971	-	1,971
Balance at January 31, 2020	$6	$357,694	$(131)	$1,372	$(41,726)	$317,216
Stock-based compensation expense	-	1,383	-	-	-	1,383
Net loss	-	-	-	-	(55,714)	(55,714)
Foreign currency translation adjustment	-	-	-	(4,185)	-	(4,185)
Balance at April 30, 2020	$6	$359,077	$(131)	$(2,813)	$(97,439)	$258,700
Stock-based compensation expense	-	1,357	-	-	-	1,357
Net income	-	-	-	-	247	247
Foreign currency translation adjustment	-	-	-	3,821	-	3,821
Balance at July 31, 2020	$6	$360,434	$(131)	$1,008	$(97,192)	$264,125

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
Balance at October 31, 2020	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	672	-	-	-	672
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	4,501	-	4,501
Balance at January 31, 2021	$6	$368,353	(461)	$3,895	$(112,130)	$259,663
Stock-based compensation expense	-	3,350	-	-	-	3,350
Net loss	-	-	-	-	(10,853)	(10,853)
Foreign currency translation adjustment	-	-	-	668	-	668
Balance at April 30, 2021	$6	$371,703	(461)	$4,563	$(122,983)	$252,828
Stock-based compensation expense	-	1,258	-	-	-	1,258
Net income	-	-	-	-	4,638	4,638
Foreign currency translation adjustment	-	-	-	438	-	438
Balance at July 31, 2021	$6	$372,961	(461)	$5,001	$(118,345)	$259,162

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2021	2020
Net loss	$(18,505)	$(58,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangibles impairment	-	57,944
Depreciation	21,169	19,537
Deferred income taxes	(1,417)	92
Amortization of deferred financing costs	1,877	3,094
Amortization of intangible assets	20,517	25,290
Stock-based compensation expense	5,280	4,207
Change in fair value of warrant liabilities	11,195	(130)
Loss on extinguishment of debt	15,510	-
Net gain on the sale of property, plant and equipment	(1,125)	(944)
Payment of contingent consideration in excess of amounts established in purchase accounting	-	(526)
Net changes in operating assets and liabilities:
Trade receivables, net	475	1,668
Inventory	122	(63)
Prepaid expenses and other current assets	(1,331)	(3,520)
Income taxes payable, net	750	(3,899)
Accounts payable	(93)	(1,489)
Accrued payroll, accrued expenses and other current liabilities	5,920	10,826
Net cash provided by operating activities	60,344	53,484

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,558)	(36,658)
Proceeds from sale of property, plant and equipment	5,070	6,392
Net cash used in investing activities	(29,488)	(30,266)

Cash flows from financing activities:
Proceeds on long term debt	375,000	-
Payments on long term debt	(381,206)	(15,666)
Proceeds on revolving loan	201,125	206,420
Payments on revolving loan	(202,977)	(217,162)
Payment of debt issuance costs	(8,464)	-
Payments on capital lease obligations	(72)	(67)
Purchase of treasury stock	(330)	(131)
Payment of contingent consideration established in purchase accounting	-	(1,161)
Net cash used in financing activities	(16,924)	(27,767)
Effect of foreign currency exchange rate on cash	(464)	1,207
Net increase (decrease) in cash and cash equivalents	13,468	(3,342)
Cash and cash equivalents:
Beginning of period	6,736	7,473
End of period	$20,204	$4,131

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended July 31,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$5,912	$24,017
Cash paid for income taxes	$841	$343

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$1,928	$2,397

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 19 states, with its corporate headquarters in Thornton (near Denver), Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the Company's fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to the Company's U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through July 31, 2021, no subsequent triggering events have been identified. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak, the recent impact from the Delta variant and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. To date, the COVID-19 pandemic has negatively impacted revenue volumes primarily in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began showing signs of improvement, and as of the third quarter of fiscal 2021, they have returned back to pre-pandemic levels for most of our markets in the United States and near pre-pandemic levels in the United Kingdom; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  July 31, 2021 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

The unaudited consolidated financial statements for the three and nine month periods ended July 31, 2020 included in this Quarterly Report on Form 10-Q reflect the impacts of such revisions. The revisions had no impact on the Company’s net revenue, operating income, cash and cash equivalents, or cash flows from operating, investing and financing activities.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 as of  July 31, 2021 and October 31, 2020, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of  July 31, 2021 and October 31, 2020.

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

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of July 31, 2021, no indicators of impairment have been identified.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of July 31, 2021.

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

Concentrations

As of  July 31, 2021 and  October 31, 2020 there were three significant vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company expects to adopt the guidance under the modified retrospective approach during the fourth quarter of the fiscal year ending October 31, 2021. The Company is currently finalizing its assessment from the adoption of the new standard, including the review of revenue streams and related contracts, but does not expect a significant impact on the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. The Company needs to modify its debt agreements that currently reference LIBOR in the near future to reflect a new interest rate index. As ASU 2020-04 permits a continuation of the existing contract without further detailed analysis, the Company does not expect any impact from adoption of this standard on its condensed consolidated financial statements. Furthermore, the Company does not expect the transition from LIBOR to have a material impact on its consolidated financial statements.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  July 31, 2021 and at  October 31, 2020 is presented in the table below based on the prevailing interest rates and trading activity of the Term loans or Senior Notes.

	July 31,		October 31,
	2021		2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$-	$-	$381,205	$365,003
Senior notes	$375,000	$390,938	$-	$-
Capital lease obligations	$405	$405	$477	$477

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

Warrants

At both July 31, 2021 and October 31, 2020, there were 13,017,777 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  July 31, 2021 and at  October 31, 2020 are comprised of the following:

	July 31,	October 31,
(in thousands)	2021	2020
Prepaid insurance	$3,179	$1,399
Prepaid licenses and deposits	515	429
Prepaid rent	301	149
Other current assets and prepaids	1,182	717
Total prepaid expenses and other current assets	$5,177	$2,694

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment at  July 31, 2021 and at  October 31, 2020 are comprised of the following:

	July 31,	October 31,
(in thousands)	2021	2020
Land, building and improvements	$26,809	$26,728
Capital leases—land and buildings	828	828
Machinery and equipment	345,364	318,029
Transportation equipment	2,859	2,338
Furniture and office equipment	2,764	1,230
Property, plant and equipment, gross	378,624	349,153
Less accumulated depreciation	(64,034)	(44,899)
Property, plant and equipment, net	$314,590	$304,254

Depreciation expense for the three and nine month periods ended July 31, 2021 was $7.2 million and $21.2 million, respectively. Depreciation expense for the three and nine month periods ended July 31, 2020 was $6.5 million and $19.5 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to our capital leases and furniture and fixtures is included in general and administrative expenses.

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

There were no triggering events during the nine-month period ended July 31, 2021. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  July 31, 2021 and at  October 31, 2020:

	July 31,					October 31,
	2021					2020
	Gross			Foreign Currency	Net	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,192	$-	$(84,730)	$(716)	$109,746	$193,585	$-	$(64,676)	$(106)	$128,803
Trade name	5,843	-	(1,453)	(97)	4,293	5,432	-	(1,020)	(14)	$4,398
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	(5,000)	-	-	$50,500
Non-compete agreements	200	-	(92)	-	108	200	-	(62)	-	$138
Total intangibles	$256,735	$(5,000)	$(86,275)	$(813)	$164,647	$254,717	$(5,000)	$(65,758)	$(120)	$183,839

Amortization expense for the three and nine month periods ended July 31, 2021 was $6.7 million and $20.5 million, respectively. Amortization expense for the three and nine month periods ended July 31, 2020 was $8.1 million and $25.3 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2021 (excluding the period from November 1, 2020 to July 31, 2021)	$6,503
2022	21,747
2023	17,292
2024	13,892
2025	11,245
Thereafter	43,468
Total	$114,147

The changes in the carrying value of goodwill by reportable segment for the quarter ended  July 31, 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	2,011	-	2,011
Balance at July 31, 2021	$147,482	$28,550	$49,133	$225,165

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

The outstanding principal amount of Senior Notes as of  July 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

Same.

There was no outstanding balance under the amended ABL Facility as of  July 31, 2021 and as of that date, the Company was in compliance with all debt covenants.

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

The table below is a summary of the composition of the Company’s debt balances at  July 31, 2021 and at October 31, 2020.

	July 31,	October 31,
(in thousands)	2021	2020
Revolving loan (short term)	$-	$1,741
Short term portion of term loan	-	20,888
Long term portion of term loan	-	360,317
Senior notes - all long term	375,000	-
Total debt, gross	375,000	382,946
Less unamortized deferred financing costs offsetting long term debt	(6,264)	(16,411)
Total debt, net of unamortized deferred financing costs	$368,736	$366,535

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  July 31, 2021 and at  October 31, 2020:

	July 31,	October 31,
(in thousands)	2021	2020
Accrued vacation	$2,009	$1,667
Accrued payroll	2,616	1,507
Accrued bonus	2,871	4,752
Other accrued	4,870	5,139
Total accrued payroll and payroll expenses	$12,366	$13,065

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  July 31, 2021 and at  October 31, 2020:

	July 31,	October 31,
(in thousands)	2021	2020
Accrued insurance	$6,865	$7,806
Accrued interest	11,438	146
Accrued equipment purchases	1,275	4,149
Accrued sales and use tax	423	311
Accrued property taxes	749	882
Accrued professional fees	1,158	1,213
Accrued due to related party	-	1,765
Other	1,662	2,607
Total accrued expenses and other liabilities	$23,570	$18,879

Note 11. Income Taxes

For the third fiscal quarter ended July 31, 2021, the Company recorded income tax expense of $1.7 million on pretax income of $6.3 million. For the same quarter a year ago, the Company recorded income tax benefit of $0.5 million on a pretax loss of $0.2 million. For the first nine months of 2021, the Company recorded income tax benefit of $0.8 million on pretax loss of $19.3 million. For the same period a year ago, the Company recorded income tax benefit of $3.8 million on pretax loss of $62.4 million. For the nine-month period ended July 31, 2021, the Company’s effective tax rate was significantly impacted by the $11.2 million change in fair value of warrant liabilities, all of which is not recognized for tax purposes. The effective tax rates for the three and nine-month periods ended July 31, 2020 were impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes, (2) a $2.0 million contingent liability charge that was not deductible for tax purposes and (3) a $1.4 million discrete benefit from the revaluation of net operating losses that were carried back during the period. In addition, the income tax provision for the year-to-date period ended July 31, 2020 was impacted by the goodwill and intangibles impairment recorded during the fiscal 2020 second quarter, as most of the impairment was not deductible, and a rate change in the UK that drove an increase in expense to the tax provision of $0.9 million.

At  July 31, 2021 and October 31, 2020, we had deferred tax liabilities, net of deferred tax assets, of $67.2 million and $68.0 million, respectively. Included in deferred tax assets at July 31, 2021 and October 31, 2020 were net operating loss carryforwards of $13.3 million and $10.3 million, respectively. The Company has a valuation allowance of $0.1 million as of both  July 31, 2021 and  October 31, 2020 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

Note 12. Commitments and Contingencies

Insurance

As of  July 31, 2021 and October 31, 2020, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $5.6 million and $5.4 million, as of  July 31, 2021 and October 31, 2020, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  July 31, 2021 and October 31, 2020, the Company had accrued $1.3 million and $1.9 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator requires the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.0 million and $0.3 million, as of  July 31, 2021 and October 31, 2020, respectively, and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of  July 31, 2021, total outstanding letters of credit totaled $2.3 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for 9,982,123 of the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for all 11,100,000 of the Company's private warrants. After the completion of the warrant exchange and as of July 31, 2021, there were 13,017,777 public warrants and no private warrants outstanding. On April 12, 2021, the SEC staff issued a statement regarding accounting and reporting considerations for warrants issued by SPACs. In light of the issues raised by the SEC staff, the Company re-evaluated its accounting position for its private and public warrants. See Note 2 for further discussion of the accounting implications relating to these warrants.

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

As of July 31, 2021, the Company had the following outstanding stock-based awards:

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

Included in the table on the next page is a summary of unvested awards at July 31, 2021, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis for the remaining market-based stock awards, if at such time they vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated. The $6 Market/Time-Based shares noted below achieved the $6.00 market condition on March 29, 2021, which was a date that was earlier than the Monte Carlo simulation had originally estimated. As such, the remaining unrecognized expense for these awards will be accelerated over the new remaining requisite service period. In addition, the Company has broken out the market-based awards by vesting tranche to address the accelerated attribution applied to the awards.

Location	Type of Award	Shares Unvested at July 31, 2021	Weighted Average Fair Value	Unrecognized Compensation Expense at July 31, 2021	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	862,028	$6.20	$3,506,409	12/6/2023
U.S.	$6 Market/Time- Based	150,697	$3.86	$-	10/29/2020
U.S.	$6 Market/Time- Based	191,985	$8.65	$443,476	3/29/2022
U.S.	$6 Market/Time- Based	191,985	$8.65	$745,037	3/29/2023
U.S.	$6 Market/Time- Based	191,997	$8.65	$923,485	3/29/2024
U.S.	$8 Market/Time- Based	150,697	$3.46	$-	10/29/2020
U.S.	$8 Market/Time- Based	191,986	$7.45	$543,232	8/23/2022*
U.S.	$8 Market/Time- Based	191,986	$7.45	$726,916	8/23/2023*
U.S.	$8 Market/Time- Based	191,996	$7.45	$849,205	8/23/2024*
U.S.	$10 Market/Time- Based	150,706	$3.15	$-	10/29/2020
U.S.	$10 Market/Time- Based	191,991	$6.46	$511,665	7/9/2023
U.S.	$10 Market/Time- Based	191,987	$6.46	$656,956	7/9/2024
U.S.	$10 Market/Time- Based	192,004	$6.46	$755,069	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$613	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$912	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$1,104	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$624	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$845	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$991	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$595	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$766	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$883	11/19/2024
U.K.	Time Based Only	134,431	$6.08	$496,291	12/6/2023
U.K.	$6 Market/Time- Based	28,885	$3.85	$-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	$8.36	$63,685	3/29/2022
U.K.	$6 Market/Time- Based	27,892	$8.36	$105,878	3/29/2023
U.K.	$6 Market/Time- Based	27,901	$8.36	$130,820	3/29/2024
U.K.	$8 Market/Time- Based	28,885	$3.45	$-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$77,475	8/23/2022*
U.K.	$8 Market/Time- Based	27,892	$7.20	$103,082	8/23/2023*
U.K.	$8 Market/Time- Based	27,901	$7.20	$120,147	8/23/2024*
U.K.	$10 Market/Time- Based	28,886	$3.14	$-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$72,869	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$93,069	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$106,761	7/9/2025
Total		3,518,097		$11,038,860

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

* The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.

Stock-based compensation expense for the three and nine month periods ended July 31, 2021 was $1.3 million and $5.3 million and has been included in general and administrative expenses on the accompanying consolidated statements of operations. Stock-based compensation expense for the three and nine month periods ended July 31, 2020 was $1.4 million and $4.2 million, respectively.

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

At July 31, 2021, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 3.0 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.5 million outstanding non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock.

The table below shows our basic and diluted EPS calculations for the three and nine month periods ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$4,638	$247	$(18,505)	$(58,603)
Less: Accretion of liquidation preference on preferred stock	(525)	(489)	(1,530)	(1,432)
Less: Undistributed earnings allocated to participating securities	(221)	-	-	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$3,892	$(242)	$(20,035)	$(60,035)
Add back: Undistributed earning allocated to participating securities	221	-	-	-
Less: Undistributed earnings reallocated to participating securities	(217)	-	-	-
Numerator for diluted earnings (loss) per share	$3,896	$(242)	$(20,035)	$(60,035)

Weighted average shares (denominator):
Weighted average shares - basic	53,522,089	52,782,663	53,377,032	52,752,884
Weighted average shares - diluted	54,547,494	52,782,663	53,377,032	52,752,884

Basic loss per share	$0.07	$0.00	$(0.38)	$(1.14)
Diluted loss per share	$0.07	$0.00	$(0.38)	$(1.14)

The dilutive effects of the 2.5 million shares of preferred stock and 13.1 million warrants were excluded from the calculation of diluted net income per share for the three-month period ended July 31, 2021, as their impact would have been anti-dilutive. For all other periods presented, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Revenue
U.S. Concrete Pumping	$58,025	$58,644	$166,509	$171,209
U.K. Operations	12,652	9,208	34,285	28,294
U.S. Concrete Waste Management Services	10,122	9,390	27,552	25,978
Corporate	625	625	1,875	1,875
Intersegment	(663)	(736)	(2,167)	(2,245)
Total revenue	$80,761	$77,131	$228,054	$225,111

Income (loss) before income taxes
U.S. Concrete Pumping	$2,625	$497	$(14,183)	$(50,430)
U.K. Operations	533	(81)	305	(16,535)
U.S. Concrete Waste Management Services	2,458	1,685	4,492	3,149
Corporate	674	(2,316)	(9,945)	1,384
Total income (loss) before income taxes	$6,290	$(215)	$(19,331)	$(62,432)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
EBITDA
U.S. Concrete Pumping	$17,178	$17,862	$30,419	$3,911
U.K. Operations	3,381	2,715	8,794	(8,038)
U.S. Concrete Waste Management Services	4,837	4,346	11,542	11,149
Corporate	885	(2,109)	(9,318)	2,005
Total EBITDA	$26,281	$22,814	$41,437	$9,027

Consolidated EBITDA reconciliation
Net income (loss)	$4,638	$247	$(18,505)	$(58,603)
Interest expense, net	6,153	8,364	19,082	26,632
Income tax expense (benefit)	1,652	(462)	(826)	(3,829)
Depreciation and amortization	13,838	14,665	41,686	44,827
Total EBITDA	$26,281	$22,814	$41,437	$9,027

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization
U.S. Concrete Pumping	$9,206	$9,745	$27,885	$29,893
U.K. Operations	2,042	2,052	6,124	6,313
U.S. Concrete Waste Management Services	2,379	2,661	7,050	8,000
Corporate	211	207	627	621
Total depreciation and amortization	$13,838	$14,665	$41,686	$44,827

Interest expense, net
U.S. Concrete Pumping	$(5,347)	$(7,620)	$(16,717)	$(24,448)
U.K. Operations	(806)	(744)	(2,365)	(2,184)
U.S. Concrete Waste Management Services	-	-	-	-
Corporate	-	-	-	-
Total interest expense, net	$(6,153)	$(8,364)	$(19,082)	$(26,632)

Transaction and debt extinguishment costs
U.S. Concrete Pumping	$111	$-	$15,705	$-
Total transaction costs including transaction-related debt extinguishment	$111	$-	$15,705	$-

Total assets by segment for the periods presented are as follows:

	July 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$577,398	$570,536
U.K. Operations	104,641	109,726
U.S. Concrete Waste Management Services	143,797	140,209
Corporate	26,454	25,517
Intersegment	(70,324)	(72,230)
Total assets	$781,966	$773,758

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of July 31, 2021 and October 31, 2020 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Revenue by Geography
U.S.	$68,109	$67,923	$193,769	$196,817
U.K.	12,652	9,208	34,285	28,294
Total revenue	$80,761	$77,131	$228,054	$225,111

	July 31,	October 31,
(in thousands)	2021	2020
Long Lived Assets
U.S.	$267,129	$260,693
U.K.	47,461	43,561
Total long lived assets	$314,590	$304,254

Note 17. Related Party Transaction

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOL's to the fiscal 2016 and 2017 tax returns. During fiscal 2020, the Company carried back all NOL's that were generated in fiscal year 2018 to the 2016 and part of the 2017 tax returns and also carried back a portion of the NOL's accumulated during fiscal 2019 to the remaining income from the 2017 tax return.  On March 31, 2020, the Company received a demand letter alleging that the Company is required to remit to the Predecessor's shareholders certain tax refunds from carrying back certain NOL's made available as a result of the passage of the CARES Act.  In October 2020, the Company reached a settlement with the Predecessor’s shareholders, resulting in the Company agreeing to pay $2.0 million of the $4.3 million in refunds to the Predecessor’s shareholders. This $2.0 million charge was recorded in the fiscal 2020 fourth quarter in general and administrative expenses in the consolidated statements of operations.  The corresponding due to related party was recorded to accrued expenses and other current liabilities in the consolidated balance sheets and was to be settled as the income tax refunds from the IRS are received. The majority of this liability was paid in the fiscal 2021 first quarter while the remainder of the liability was paid in the fiscal 2021 second quarter.

Note 18. Subsequent Events

On September 1, 2021, the Company acquired Hi-Tech Concrete Pumping Services (“Hi-Tech”), a concrete pumping provider based in southern Texas, for a purchase price of $12.3 million, which was paid using cash on hand. As of the date of issuance of the Company’s interim financial statements, the initial accounting for this transaction had not yet been completed.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors” in our Form 10-K/A filed with the SEC on June 11, 2021.

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

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years we have successfully executed on this strategy, including our 2018 acquisition of Richard O’Brien Companies and its affiliates, which solidified our presence in the Colorado and Phoenix, Arizona markets and our 2019 acquisition of Capital Pumping, LP and its affiliates, which provided us with complementary assets and operations and significantly expanded our geographic footprint and business in Texas.

U.S. Concrete Pumping

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 90 branch locations across 19 states with their corporate headquarters in Thornton (near Denver), Colorado.

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

In addition, during the second quarter of fiscal 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, which qualified as a triggering event necessitating the evaluation of our goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, we conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to our U.S. Concrete Pumping and U.K. Operations reporting units, respectively. Through July 31, 2021, no subsequent triggering events have been identified. We will continue to evaluate our goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in administration of vaccines, both the outbreak, the recent impact from the Delta variant and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. To date, the COVID-19 pandemic has negatively impacted revenue volumes primarily in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began showing signs of improvement, and as of the third quarter of fiscal 2021, they have returned back to pre-pandemic levels for most of our markets in the United States and near pre-pandemic levels in the United Kingdom; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

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

The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company previously restated its (1) consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019. Also, while not material, the Company previously revised its (1) consolidated financial statements as of and for the fiscal year ended October 31, 2020 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2020, April 30, 2020, and January 31, 2020 to correct the accounting for its Warrants. The unaudited consolidated financial statements for the three and nine month periods ended July 31, 2020 included in this Quarterly Report on Form 10-Q reflect the impacts of such revisions.

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
(dollars in thousands)	2021	2020	2021	2020

Revenue	$80,761	$77,131	$228,054	$225,111

Cost of operations	43,548	39,330	127,676	123,295
Gross profit	37,213	37,801	100,378	101,816
Gross margin	46.1%	49.0%	44.0%	45.2%

General and administrative expenses	24,951	26,954	73,812	79,941
Goodwill and intangibles impairment	-	-	-	57,944
Transaction costs	111	-	195	-
Income (loss) from operations	12,151	10,847	26,371	(36,069)

Other income (expense):
Interest expense, net	(6,153)	(8,364)	(19,082)	(26,632)
Loss on extinguishment of debt	-	-	(15,510)	-
Change in fair value of warrant liabilities	260	(2,734)	(11,195)	130
Other income, net	32	36	85	139
Total other expense	(5,861)	(11,062)	(45,702)	(26,363)

Income (loss) before income taxes	6,290	(215)	(19,331)	(62,432)

Income tax expense (benefit)	1,652	(462)	(826)	(3,829)

Net income (loss)	4,638	247	(18,505)	(58,603)

Less accretion of liquidation preference on preferred stock	(525)	(489)	(1,530)	(1,432)
Net income (loss) available to common shareholders	$4,113	$(242)	$(20,035)	$(60,035)

Three Months Ended July 31, 2021

For the three months ended July 31, 2021, our net income was $4.6 million, as compared to a net income of $0.2 million in same period a year ago. The improvement was due to (1) a 4.7% year-over-year increase in revenue, (2) $2.2 million in lower interest expense, (3) a $2.0 million reduction in general and administrative expenses and (4) $3.0 million in lower warrant liability revaluation expense. These amounts were offset by a $2.1 million increase in income tax expense.

Nine Months Ended July 31, 2021

For the nine-month period ended July 31, 2021, our net loss was $18.5 million, as compared to a net loss of $58.6 million in same period a year ago. The primary driver of the lower net loss was a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter in comparison to the $57.9 million goodwill and intangibles impairment recorded in the fiscal 2020 second quarter. In addition, we had a $6.1 million improvement in general and administrative (“G&A”) expenses and a $7.6 million reduction in interest expense. These amounts were offset by a year-over-year change in the fair value of warrant liabilities of $11.3 million from $0.1 million of income in the nine-month period ended July 31, 2020 to $11.2 million of expense in the same period of 2021.

Total Assets

Total assets increased slightly from $773.8 million as of October 31, 2020 to $782.0 million as of July 31, 2021.

	July 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$577,398	$570,536
U.K. Operations	104,641	109,726
U.S. Concrete Waste Management Services	143,797	140,209
Corporate	26,454	25,517
Intersegment	(70,324)	(72,230)
	$781,966	$773,758

Revenue

	Three Months Ended July 31,		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$58,025	$58,644	$(619)	-1.1%
U.K. Operations	12,652	9,208	3,444	37.4%
U.S. Concrete Waste Management Services	10,122	9,390	732	7.8%
Corporate	625	625	-	0.0%
Intersegment	(663)	(736)	73	-9.9%
Total revenue	$80,761	$77,131	$3,630	4.7%

	Nine Months Ended July 31,		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$166,509	$171,209	$(4,700)	-2.7%
U.K. Operations	34,285	28,294	5,991	21.2%
U.S. Concrete Waste Management Services	27,552	25,978	1,574	6.1%
Corporate	1,875	1,875	-	0.0%
Intersegment	(2,167)	(2,245)	78	-3.5%
Total revenue	$228,054	$225,111	$2,943	1.3%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment decreased by 1.1%, or $0.6 million, from the fiscal 2020 third quarter to the fiscal 2021 third quarter. The second quarter of fiscal 2020 was impacted by COVID-19 primarily during the month of April. While revenue in many of our markets has returned back to, or even improved from pre-pandemic levels, the impact from COVID-19 in certain markets, especially on commercial work, remains an issue and therefore drove the decline in revenue. In addition, certain of our markets, most notably in Texas, experienced record or close to record levels of rainfall impacting our ability to provide service in these markets during the fiscal 2021 third quarter.

Revenue for our U.S. Concrete Pumping segment for the nine-month period ended July 31, 2021 decreased by 2.7%, or $4.7 million, from the same period in fiscal 2020. Certain of our markets, most notably in Texas and the central part of the United States, experienced severe adverse weather during the fiscal 2021 nine-month period, which included much higher than average levels of precipitation and some historically rare freezing temperatures, which impacted our ability to provide service. Furthermore, the fiscal 2020 first quarter had no impact from COVID-19 while the fiscal 2021 first quarter was entirely impacted by the effects of the pandemic.

U.K. Operations

Revenue for our U.K. Operations segment increased by 37.4%, or $3.4 million, from the fiscal 2020 third quarter to the fiscal 2021 third quarter. Excluding the impact from foreign currency translation, revenue was up 23.2% year over year. For the nine-month period ended July 31, 2021, revenue for our U.K. Operations segment increased by 21.2%, or $6.0 million, from the nine-month period ended July 31, 2020. Excluding the impact from foreign currency translation, revenue was up 11.8% year over year. The increase in revenue during both periods was attributable to the recovery from the impact from COVID-19 which had a much stronger impact on our UK operations in the fiscal 2020 second and third quarters.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 7.8%, or $0.7 million, from the fiscal 2020 third quarter to the fiscal 2021 third quarter. For the nine-month period ended July 31, 2021, revenue for the U.S. Concrete Waste Management Services segment increased by 6.1%, or $1.6 million, from the same period in fiscal 2020. The increase in revenue during both periods was primarily due to organic growth, pricing improvements, and new product offerings (such as our new roll off service, which allows for 100 to 120 concrete truck mixer wash outs) that more than offset impacts from COVID-19 in certain markets.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin was 46.1% and 44.0% for the three and nine-month periods ended July 31, 2021, respectively, down 290 basis points and 120 basis points, respectively, from the same periods in fiscal 2020. This slight decline in gross margin is due to inflationary pressures seen throughout the US and UK, specifically around labor and fuel costs.

General and Administrative Expenses

G&A expenses for the fiscal 2021 third quarter were $25.0 million, down 7.4% from $27.0 million in the fiscal 2020 third quarter. As a percent of revenue, G&A expenses were 30.9% for the fiscal 2021 third quarter compared to 34.9% in the fiscal 2020 third quarter. During the fiscal 2020 third quarter, we recorded a $2.0 million contingent liability charge for a potential settlement between the Company and our previous shareholders as a result of carrying back certain net operating loss carryforwards and remitting them to the prior shareholders. There was no such charge in the fiscal 2021 third quarter. The other key driver of the decline in our G&A expenses is lower amortization of intangible assets expense of $1.5 million. These amounts were slightly offset by higher administrative overhead expenses. Excluding non-cash G&A expenses related to amortization of intangible assets and stock-based compensation expense, G&A expenses were $17.0 million for the fiscal 2021 third quarter (21.1% of revenue), down $0.5 million from $17.5 million for the fiscal 2020 third quarter (22.6% of revenue).

G&A expenses for the first nine-months of fiscal 2021 were $73.8 million, down from $79.9 million in the first nine months of fiscal 2021. As a percent of revenue, G&A expenses were 32.4% for the first nine-months of fiscal 2021 compared to 35.5% in the same period a year ago. The decrease was largely due to lower amortization of intangible assets expense of $4.8 million and lower stock-based compensation expense of $1.1 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were down $2.4 million year-over-year. The primary driver of the decline was the contingent liability charge discussed above.

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone Concrete Pumping trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. Through July 31, 2021, no subsequent triggering events have been identified.

Change in Fair Value of Warrant Liabilities

During the third quarter of fiscal 2021 and 2020 we recognized a $0.3 million gain and a $2.7 million expense, respectively, on the fair value remeasurement of our liability-classified warrants. For the first nine-months of fiscal 2021 and 2020, we recognized an $11.2 million expense and a $0.1 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. The significant increase seen in the fair value remeasurement of the public warrants for the first nine months of fiscal 2021 is due to the substantial increase in the Company's share price.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the three and nine-month periods ended July 31, 2021 or 2020.

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

Interest Expense, Net

Interest expense, net for the three months ended July 31, 2021 was $6.2 million, down $2.2 million from $8.4 million in third quarter of fiscal 2020. Interest expense, net for the nine-month period ended July 31, 2021 was $19.1 million, down $7.6 million from $26.6 the nine-month period from a year ago. The decreases in both periods were due to having lower average debt from strategic refinance activities secured in January 2021 and the associated lower competitive interest rates during the fiscal 2021 periods when compared to the fiscal 2020 periods.

Income Tax (Benefit) Provision

For the third fiscal quarter ended July 31, 2021, the Company recorded income tax  expense of $ 1.7 million on pretax  income of $ 6.3 million. For the same quarter a year ago, the Company recorded income tax  benefit of $ 0.5 million on a pretax  loss of $ 0.2 million. For the first nine months of  2021, the Company recorded income tax  benefit of $ 0.8 million on pretax  loss of $ 19.3 million. For the same period a year ago, the Company recorded income tax  benefit of $ 3.8 million on pretax  loss of $ 62.4 million. For the nine-month period ended July 31, 2021, the Company’s effective tax rate was significantly impacted by the $11.2 million change in fair value of warrant liabilities, all of which is not recognized for tax purposes. The effective tax rates for the three and nine-month periods ended July 31, 2020 were impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes, (2) a $2.0 million contingent liability charge that was not deductible for tax purposes and (3) a $1.4 million discrete benefit from the revaluation of net operating losses that were carried back during the period. In addition, the income tax provision for the year-to-date period ended July 31, 2020 was impacted by the goodwill and intangibles impairment recorded during the fiscal 2020 second quarter, as most of the impairment was not deductible, and a rate change in the UK that drove an increase in expense to the tax provision of $0.9 million.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended July 31,		Three Months Ended July 31,		Change
(in thousands, except percentages)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$1,844	$865	$18,403	$21,170	$(2,767)	-13.1%
U.K. Operations	384	(20)	4,087	3,397	690	20.3%
U.S. Concrete Waste Management Services	1,832	1,679	5,334	4,846	488	10.1%
Corporate	578	(2,277)	625	625	-	0.0%
Total adjusted EBITDA	$4,638	$247	$28,449	$30,038	$(1,589)	-5.3%

	Net Income (Loss)		Adjusted EBITDA
	Nine Months Ended July 31,		Nine Months Ended July 31,		Change
(in thousands)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$(11,759)	$(45,925)	$49,995	$54,338	$(4,343)	-8.0%
U.K. Operations	254	(16,868)	10,948	8,524	2,424	28.4%
U.S. Concrete Waste Management Services	3,282	2,904	13,037	12,650	387	3.1%
Corporate	(10,282)	1,286	1,877	1,875	2	0.1%
Total adjusted EBITDA	$(18,505)	$(58,603)	$75,857	$77,387	$(1,530)	-2.0%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $18.4 million for the three months ended July 31, 2021 and $21.2 for the third quarter of fiscal 2020. For the nine-month period ended July 31, 2021, adjusted EBITDA for our U.S. Concrete Pumping segment was $50.0 million, down 8.0% from $54.3 million. The year-over-year decline seen for both the three and nine-month periods was primarily attributable to the year-over-year change in revenue and higher costs due to inflation that drove a slight decline in our gross margins as discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $4.1 million for the three months ended July 31, 2021 as compared to $3.4 million for the same period in fiscal 2020. For the nine-month period ended July 31, 2021, adjusted EBITDA for our U.K. Operations segment was $10.9 million, up 28.4% from $8.5 million for the same period in fiscal 2020. The year-over-year increase was primarily attributable to the year-over-year improvement in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $5.3 million for the three months ended July 31, 2021, up 10.1% as compared to $4.8 million for the same period in fiscal 2020. For the nine-month period ended July 31, 2021, adjusted EBITDA for our U.S. Concrete Waste Management segment was $13.0 million, up 3.1% from $12.7 million in the same period in fiscal 2020. The year-over-year increase was primarily attributable to the strong year-over-year revenue growth coupled with slightly improved gross margins.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our Asset-Based Lending Credit Agreement (the “ABL Facility”), which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of July 31, 2021, we had $20.2 million of cash and cash equivalents and $121.9 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $142.2 million.

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

The outstanding principal amount of Senior Notes as of July 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

There was no outstanding balance under the amended ABL Facility as of July 31, 2021 and as of that date, the Company was in compliance with all debt covenants.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the nine-month period ended July 31, 2021 was $60.3 million. The Company had a net loss of $18.5 million that included an increase of $1.4 million in our net deferred income taxes, a gain on sale of assets of $1.1 million, and significant non-cash charges totaling $75.6 million as follows: (1) depreciation of $21.2 million, (2) amortization of intangible assets of $20.5 million, (3) amortization of deferred financing costs of $1.9 million, (4) loss on extinguishment of debt expense of $15.5 million, (5) stock-based compensation expense of $5.3 million, and (6) an $11.2 million increase in the fair value of warrant liabilities. In addition, we had cash inflows primarily related to the following activity: (1) a decrease of $0.5 million in trade receivables, (2) an increase of $5.9 million in accrued payroll, accrued expenses and other current liabilities and (3) an increase of $0.8 million in income taxes payable. These amounts were partially offset by net cash outflows primarily related to a $1.3 million increase in prepaid expenses and other current assets.

We used $29.5 million to fund investing activities during the nine-month period ended July 31, 2021. The Company used $34.6 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $5.1 million.

Net cash used in financing activities was $16.9 million for the nine-month period ended July 31, 2021. Financing activities during this period included $1.9 million in net borrowings under the Company’s ABL Facility, $375.0 million in proceeds from the issuance of Senior Notes, $381.2 million in payments made to extinguish the Term Loan Agreement and $8.5 million in debt issuance costs.

Net cash provided by operating activities during the nine-month period ended July 31, 2020 was $53.5 million. The Company had a net loss of $58.6 million that included a non-cash gain of $0.1 million from the change in fair value of warrant liabilities, a loss of $0.1 million in our net deferred income taxes, a gain on sale of assets of $0.9 million and significant non-cash charges totaling $110.0 million as follows: (1) Goodwill and intangibles impairment of $57.9 million, (2) depreciation of $19.5 million, (3) amortization of intangible assets of $25.3 million, (4) amortization of deferred financing costs of $3.1 million and (5) stock-based compensation expense of $4.2 million. In addition, we had cash outflows related to the following activity: (1) a $3.5 million increase in prepaid expenses and other current assets, (2) a $1.5 million decrease in accounts payable, (3) a decrease of $3.9 million in income taxes payable and (4) a $0.5 million payment of contingent consideration in excess of amounts established in purchase accounting. These amounts were partially offset by net cash inflows primarily related to the following activity: (1) a decrease of $1.7 million in trade receivables and (2) an increase of $10.8 million in accrued payroll, accrued expenses and other current liabilities.

We used $30.3 million to fund investing activities during the nine-month period ended July 31, 2020. The Company used $36.7 million for the purchase of property, plant and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $6.4 million.

Net cash provided by financing activities was $27.8 million for the nine-month period ended July 31, 2020. Financing activities during this period included $10.7 million in net borrowings under the Company’s ABL Credit Agreement and was partially offset by payments on the Term Loan Agreement of $15.7 million and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Consolidated
Net income (loss)	$4,638	$247	$(18,505)	$(58,603)
Interest expense, net	6,153	8,364	19,082	26,632
Income tax benefit	1,652	(462)	(826)	(3,829)
Depreciation and amortization	13,838	14,665	41,686	44,827
EBITDA	26,281	22,814	41,437	9,027
Transaction expenses	111	-	195	-
Loss on debt extinguishment	-	-	15,510	-
Stock-based compensation	1,258	1,357	5,280	4,208
Change in fair value of warrant liabilities	(260)	2,734	11,195	(130)
Other income, net	(32)	(36)	(85)	(139)
Goodwill and intangibles impairment	-	-	-	57,944
Other adjustments	1,091	3,169	2,325	6,477
Adjusted EBITDA	$28,449	$30,038	$75,857	$77,387

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
U.S. Concrete Pumping
Net income (loss)	$1,844	$865	$(11,759)	$(45,925)
Interest expense, net	5,347	7,620	16,717	24,448
Income tax benefit	781	(368)	(2,424)	(4,505)
Depreciation and amortization	9,206	9,745	27,885	29,893
EBITDA	17,178	17,862	30,419	3,911
Transaction expenses	111	-	195	-
Loss on debt extinguishment	-	-	15,510	-
Stock-based compensation	1,258	1,357	5,280	4,208
Other income, net	(17)	1	(42)	(16)
Goodwill and intangibles impairment	-	-	-	43,500
Other adjustments	(127)	1,950	(1,367)	2,735
Adjusted EBITDA	$18,403	$21,170	$49,995	$54,338

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
U.K. Operations
Net income (loss)	$384	$(20)	$254	$(16,868)
Interest expense, net	806	744	2,365	2,184
Income tax expense (benefit)	149	(61)	51	333
Depreciation and amortization	2,042	2,052	6,124	6,313
EBITDA	3,381	2,715	8,794	(8,038)
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(12)	(37)	(38)	(123)
Goodwill and intangibles impairment	-	-	-	14,444
Other adjustments	718	719	2,192	2,241
Adjusted EBITDA	$4,087	$3,397	$10,948	$8,524

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
U.S. Concrete Waste Management Services
Net income (loss)	$1,832	$1,679	$3,282	$2,904
Interest expense, net	-	-	-	-
Income tax expense (benefit)	626	6	1,210	245
Depreciation and amortization	2,379	2,661	7,050	8,000
EBITDA	4,837	4,346	11,542	11,149
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(3)	-	(5)	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	500	500	1,500	1,501
Adjusted EBITDA	$5,334	$4,846	$13,037	$12,650

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Corporate
Net income	$578	$(2,277)	$(10,282)	$1,286
Interest expense, net	-	-	-	-
Income tax expense (benefit)	96	(39)	337	98
Depreciation and amortization	211	207	627	621
EBITDA	885	(2,109)	(9,318)	2,005
Transaction expenses	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	(260)	2,734	11,195	(130)
Other income, net	-	-	-	-
Goodwill and intangibles impairment	-	-	-	-
Other adjustments	-	-	-	-
Adjusted EBITDA	$625	$625	$1,877	$1,875

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting that was identified during the second quarter of 2021, our disclosure controls and procedures were not determined to be effective as of July 31, 2021 as multiple periods would need to be viewed as effective before concluding the controls and procedures put in place would be identified as effective. The disclosure controls and procedures are specifically related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement that continue to impact the Company.

In response to this material weakness in internal control over financial reporting related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement, we have implemented a new control to assess complex accounting issues reached in the past that continue to impact the Company to ensure those conclusions reached are still appropriate. Our plans include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

Dated: September 8, 2021