Form 10-K
period 2021-10-31
Concrete Pumping Holdings, Inc.
filed 2022-01-12
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant was $209,028,284 based upon the market price of $8.13 per share on April 30, 2021. As of January 11, 2022, 56,668,481 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following list, which also summarizes some of the principal risks relating to the Company and its business:

●	the adverse effects of the coronavirus ("COVID-19") pandemic on our business, the economy and the markets we serve;

●	the length and severity of, and the pace of recovery following, the COVID-19 pandemic;

●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;

●	our ability to successfully implement our operating strategy;

●	our ability to successfully identify, manage and integrate acquisitions;

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

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on fleet size, primarily operating under what we believe are the only established, national concrete pumping brands in both geographies – Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”) for concrete pumping in the U.S., Camfaud Group Limited (“Camfaud”) in the U.K., and Eco-Pan, Inc. (“Eco-Pan”) for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, the Company has expanded across the U.S. and U.K. through more than 60 acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014. In November 2016, we entered the U.K. market through the acquisition of Camfaud and in May 2019, we acquired Capital Pumping LP and its affiliates (“Capital”), a concrete pumping provider based in Texas. The Capital acquisition provided us with complementary assets and operations and significantly expanded our footprint and business in Texas.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, proper concrete washout handling is an important area of focus for our Company given rising awareness of environmental factors. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2021, we operated a fleet of approximately 1,300 units of equipment, with approximately 1,300 employees and approximately 140 locations globally.

With almost 40 years of experience, we believe we are the only nationally-scaled provider of concrete pumping services in the U.S. and the U.K., with the most comprehensive and reliable fleet and highly-skilled operators to provide quality service. We are especially equipped to support large and technically complex construction projects, which generally command higher price points than smaller projects. In addition, we have actively focused our business on commercial and infrastructure construction projects, while continuing to pursue profitable residential opportunities. Our fleet is capable of handling multiple large projects concurrently, and can be deployed on short-notice across the U.S. and the U.K., thereby allowing us to efficiently allocate resources depending on market conditions to more profitable markets. Our highly complementary Eco-Pan business provides customers with a one-stop solution for their concrete washout needs. We plan to continue establishing additional Eco-Pan locations across the U.S. and the U.K., and further penetrate our existing concrete pumping customer base by cross-selling our Eco-Pan services.

As of October 31, 2021, we estimate our share of the concrete pumping market to be approximately 13% in the U.S. and approximately 34% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2021, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years.

Segments

We operate through the following four reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 73% of our total revenue for the year ended October 31, 2021 and services from this segment are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2021 operated a total fleet of approximately 780 equipment units from a diversified footprint of approximately 90 locations across 19 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 12% of our total revenue for the year ended October 31, 2021. Through our Eco-Pan business, we are a leading provider of concrete waste management services in the U.S. Eco-Pan provides a full-service, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan is a route-based solution that operates approximately 90 trucks and over 6,900 custom metal pans or containers for construction sites from 17 locations in the U.S. as of October 31, 2021. We charge a round-trip delivery fee and a daily usage fee for the pans and containers, that is typically negotiated on a weekly or monthly rental rate. This provides a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. Eco-Pan delivers watertight pans to job sites to collect concrete washwater, and subsequently delivers it to recycling centers. Disposal fees charged by the recycling centers are passed on to the customer. To the extent that the pans are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations represented 15% of our total revenue for the year ended October 31, 2021 and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment on a long-term basis without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 380 equipment units that are serviced from 30 locations as of October 31, 2021. In addition, during the third quarter of fiscal 2019 we started concrete waste management operations under our Eco-Pan brand name in the U.K. and the results of these operations are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2021. We bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

Corporate: Our Corporate segment is primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches.

Competitive Environment

The concrete pumping industry is highly fragmented in both the U.S. and the U.K. In the U.S., we believe there are approximately 1,000 industry participants, the majority of which operate with an average of five to ten pumps each, a limited number having a multi-regional presence (average of 50-60 pumps) and no other company having a national presence. We believe many industry participants are undercapitalized, utilize aged equipment and operate only smaller and significantly fewer boom pumps. In a typical geographic market, we generally compete with only one or two other concrete pumping companies that can perform the larger and more complex projects that we typically target.

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

Equipment

Our fleet is operated by approximately 830 experienced employees as of October 31, 2021, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 110 skilled mechanics who perform in-house equipment servicing. As of October 31, 2021, we owned 100% of our fleet consisting of approximately 820 boom pumps, ranging in size from 17 to 65 meters, 70 placing booms, 20 telebelts, 250 stationary pumps, and 90 waste management trucks. As of October 31, 2021, the average age of our fleet was approximately 9 years old and most of our equipment had useful lives of 20 to 25 years.

Customers

We serve a base of more than 14,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 93% customer retention rate based on our top 500 customers and 100% customer retention rate of our top 100 customers as of October 31, 2021. In addition, as of October 31, 2021, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Employees

As of October 31, 2021, we had approximately 1,300 employees across the U.S. and the U.K., of which approximately 940 are highly-skilled equipment operators and mechanics, approximately 100 are managers, approximately 50 are in sales, and approximately 60 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of over five years for pump operators. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Operators are trained in concrete pumping as well as in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

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

Safety

To our knowledge, we are the only concrete pumping company in the U.S. and the U.K. with a comprehensive, active safety program, including an in-house corporate safety department and a designated safety trainer at each branch. As part of our safety management program, we actively track key safety performance indicators at each branch location to monitor safety performance and take corrective action when needed. Over the last two years, our Total Recordable Incident Rate (“TRIR”) has remained better than industry averages.

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

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain. To date, the COVID-19 pandemic has negatively impacted our revenue volumes primarily in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began showing signs of improvement, and as of fiscal 2021 year-end, they have largely returned back to pre-pandemic levels for most of our markets in the U.S. and near pre-pandemic levels in the U.K.; however, the impact from COVID-19 remains an issue in certain markets. In addition, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions in its fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment, which led to the identification of impairments. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19.

The COVID-19 pandemic has resulted in a decrease in the availability of, and an increase in the cost of, contractors and subcontractors, including as a result of infections, recommended self-quarantining or governmental mandates to direct production activities to support public health efforts. Our ability to provide construction services depends on our customers’ ability to find and maintain skilled contractors, subcontractors and employees. If our customers are unable to keep skilled subcontractors, contractors and employees due to COVID-19 or other issues, our services may be postponed or cancelled, which could materially affect our financial performance.

Likewise, the continued uncertainty about the duration of the COVID-19 pandemic may disrupt our employee retention and talent management strategies and affect our business operations. COVID-19 has created uncertainty with respect to the return to the workforce which affects our employee retention and talent management strategies. We cannot predict with certainty how the post-COVID return to workforce measures will affect our employee retention and talent management strategies. The consequences that may result from continued disruptions or a failure of our employee retention and talent management strategies can include inadequate staffing levels, lack of key talent, or eroding employee morale and productivity.

In addition, construction activities and land development are subject to extensive government regulations. In response to the COVID-19 pandemic, many countries and localities across the world have implemented a variety of regulations in order to slow and limit the transmission of the virus. Such regulations relate to zoning, design and business standards, as well as land use, health, safety and the environment. Due to the COVID-19 pandemic, construction-related activity has been halted in several locations in which we operate, most notably our U.K. operations and certain markets in the U.S., in part, due to new government regulations implemented in response to this pandemic. To date, we have experienced declines in demand for our services due to shelter-in-place orders and mandates to halt all residential and commercial construction. The continuation or reimplementation of any such regulations can delay construction and negatively impact our cash position in light of continuing obligations to serve our outstanding debt obligations.

Furthermore, the extent to which the COVID-19 pandemic will ultimately impact our business and results of operations is highly uncertain and will be affected by a number of factors, including: the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our services; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities and inability to retain employees; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. The occurrence of these events has had and may continue to have a material adverse effect on our business, financial condition, results of operations, including further impairment to our goodwill and intangible assets, and/or stock price.

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

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that may cause our revenue and operating results to vary:

●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	the timing of expenditures for maintaining existing equipment, new equipment and the disposal of used equipment;
●	changes in demand for our services or the prices we charge due to changes in economic conditions, competition or other factors;
●	changes in the interest rates applicable to our variable rate debt, and the overall level of our debt;
●	fluctuations in fuel costs;
●	general economic conditions in the markets where we operate;
●	the cyclical nature of our customers’ businesses;
●	price changes in response to competitive factors;
●	other cost fluctuations, such as costs for employee-related compensation and benefits;
●	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which our business may be dependent in particular regions;
●	potential enactment of new legislation affecting our operations or labor relations;
●	timing of acquisitions and new branch openings and related costs;
●	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
●	changes in the exchange rate between the U.S. dollar ("USD") and Great Britain pound sterling ("GBP");
●	potential increased demand from our customers to develop and provide new technological services in our business to meet changing customer preferences;
●	our ability to control costs and maintain quality;
●	our effectiveness in integrating new locations and acquisitions; and
●	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of our existing debt.

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

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2021, the average age of our concrete pumping equipment was approximately nine years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

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

During the fiscal year ended October 31, 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, resulting in us recording goodwill and intangibles impairment charges totaling $57.9 million in the second quarter of fiscal 2020. At October 31, 2021, we had remaining recorded goodwill of $224.7 million related to multiple acquisitions.

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

Our profitability and relationships with our customers is dependent on our safety record. If serious accidents or fatalities occur, regardless of whether we were at fault, or our safety record were to deteriorate, we may be ineligible to bid on certain work, be exposed to possible litigation, and existing service arrangements could be terminated, which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity. Adverse experiences with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We had revenues during the fiscal year ended October 31, 2021 of $315.8 million. As of October 31, 2022, we will no longer be an emerging growth company.

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

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are currently required to document, test and report on our internal controls over financial reporting. In addition, starting in our 2022 fiscal year, our independent auditors will be required to issue an opinion on our audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management has previously identified and may identify in the future, material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.

We may be adversely affected by recent developments relating to Brexit.

On January 31, 2020, the U.K. withdrew from the European Union (“EU”), which is commonly referred to as Brexit. On December 24, 2020, the U.K. and EU reached an agreement which contains rules for how the U.K. and EU are to live, work and trade together. On December 31, 2020, the transition period ended, and the U.K. left the EU single market and customs union.

While almost all of the work performed by our UK Operations segment is performed domestically in the U.K., the effects of and the perceptions as to the impact from the withdrawal of the U.K. from the EU has and may continue to adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the EU or labor shortages due to changes and restrictions regarding the free movement of people into the U.K. from the EU. Since some of the proposed changes due to Brexit have only recently become effective (i.e. further tightening of border controls on January 1, 2022), the Company is still assessing and monitoring the impact that Brexit will have on its business. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows.

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

As of October 31, 2021, approximately 11% of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

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

We have a significant amount of indebtedness. As of October 31, 2021, we had $376.0 million of indebtedness outstanding in addition to $120.6 million of availability under our ABL Facility.

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our senior secured second lien notes due 2026 (the “Senior Notes”) and ABL credit agreement (the “ABL Facility”) allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

Changes in interest rates may adversely affect our earnings and/or cash flows.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Inter-Bank Offered Rate (“LIBOR”), announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”).

For USD borrowings, our ABL Facility currently bears interest at variable interest rates that use LIBOR. As a result of the LIBOR Announcement, during fiscal 2021, we modified our ABL Facility as it pertains to GBP borrowings, changing the benchmarks to be used starting October 1, 2021, to the Sterling Overnight Interbank Average Rate (“SONIA”). No modification has been made yet to our ABL Facility as it pertains to USD borrowings, though changes will be required in the future. Currently, it is anticipated that the new benchmark for our USD borrowings will be the Secured Overnight Financing Rate (“SOFR”). The shift to SOFR and SONIA from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet the continued listing standards, we and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our shares;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a decreased ability to issue additional shares or obtain additional financing in the future.

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

In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our shares of common stock become delisted from Nasdaq for any reason, and are quoted on the OTC Markets, the liquidity and price of our shares may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your shares unless a market can be established or sustained.

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

CFLL Holdings, LLC owns 15,477,138 shares, or 27% of outstanding shares of common stock and BBCP Investors, LLC owns 11,005,275 shares, or 20% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock.

In addition, the shares of our common stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. Following an amendment to our 2018 Omnibus Incentive Plan on October 29, 2020, a total of 4.8 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 0.4 million shares of common stock remain available for future issuance as of October 31, 2021. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to holders of our common stock.

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

As of October 31, 2021, there were 13,017,777 public warrants and no private placement warrants outstanding, respectively. The public warrants have an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 90 locations in 19 states in the U.S. and 30 locations in the U.K. as of October 31, 2021. We own 16 of our locations in the U.S. We lease all remaining U.S locations and all of our locations in the U.K. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate without a formal lease. We believe that our properties are suitable for our current operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol “BBCP” and our public warrants are quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc. under the symbol “BBCPW.” As of October 31, 2021, there were 126 holders of record of shares of our common stock and 1 holder of record of our public warrants. A substantially greater number of holders of common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the Board declaring any dividends in the foreseeable future.

Item 6. [Reserved]

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

Business Overview

The Company is a Delaware corporation headquartered in Thornton, Colorado. The audited consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping, LP (“Capital”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including our 2018 acquisition of Richard O’Brien Companies and its affiliates, which solidified our presence in the Colorado and Phoenix, Arizona markets and our 2019 acquisition of Capital and its affiliates, which provided us with complementary assets and operations and significantly expanded our geographic footprint and business in Texas.

U.S. Concrete Pumping

All businesses operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and neither company contracts to purchase, mix, or deliver concrete. This segment collectively has approximately 90 branch locations across 19 states with their corporate headquarters in Thornton (near Denver), Colorado.

In September 2021, the Company acquired assets from Hi-Tech Concrete Pumping Services (“Hi-Tech”) for the total purchase consideration of $12.3 million. This acquisition added complementary assets in our Texas market. In addition, the Company completed its greenfield expansion into Las Vegas during fiscal 2021. Subsequent to the fiscal 2021 year end, the Company acquired the assets of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) in November 2021 for the purchase price of $20.1 million, which added complementary assets in our Georgia and Texas markets.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 17 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider in the U.K. Their core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in its fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020. Through October 31, 2021, no impairments were identified. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and the Company, the severity and duration of which are uncertain. To date, the COVID-19 pandemic has negatively impacted the Company's revenue volumes primarily in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began showing signs of improvement, and as of fiscal 2021 year-end, they have largely returned back to pre-pandemic levels for most of our markets in the U.S. and near pre-pandemic levels in the U.K.; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities and inability to retain employees; and any additional project delays or shutdowns. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Notes Offering

In January 2021, Brundage-Bone, closed its private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a fixed rate of 6.000% per annum. In addition, we amended and restated our existing ABL credit agreement (the “ABL Facility”) to provide up to $125.0 million (previously $60.0 million) of commitments.  The offering proceeds from our Senior Notes, along with approximately $15.0 million of borrowings under the ABL Facility, were used to repay all outstanding indebtedness under our then-existing Term Loan Agreement (as defined below), dated December 6, 2018, and pay related fees and expenses.

Restatement and Revision of Prior Period Financial Statements

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A for the year ended October 31, 2020, filed with the SEC on June 11, 2021, the SEC released a public statement on April 12, 2021 (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company previously restated its consolidated financial statements as of October 31, 2019 and, while not material, the Company previously revised its consolidated financial statements as of and for the fiscal year ended October 31, 2020 to correct the accounting for its Warrants. The consolidated financial statements for the year ended October 31, 2020 included in this Annual Report on Form 10-K reflect the impacts of such revisions.

Results of Operations

	Year Ended October 31,
(dollars in thousands)	2021	2020

Revenue	$315,808	$304,301

Cost of operations	178,081	166,998
Gross profit	137,727	137,303
Gross margin	43.6%	45.1%

General and administrative expenses	99,369	111,087
Goodwill and intangibles impairment	-	57,944
Transaction costs	312	-
Income (loss) from operations	38,046	(31,728)

Other income (expense):
Interest expense, net	(25,190)	(34,408)
Loss on extinguishment of debt	(15,510)	-
Change in fair value of warrant liabilities	(9,894)	(261)
Other income, net	117	169
Total other expense	(50,477)	(34,500)

Loss before income taxes	(12,431)	(66,228)

Income tax expense (benefit)	2,642	(4,977)

Net loss	(15,073)	(61,251)

Less accretion of liquidation preference on preferred stock	(1,750)	(1,930)
Loss available to common shareholders	$(16,823)	$(63,181)

Twelve Months Ended October 31, 2021 and October 31, 2020

For the twelve-months ended October 31, 2021, our net loss was $15.1 million, compared to a net loss of $61.3 million in the same period a year ago. The primary drivers impacting comparability between the two periods were (1) an $11.7 million improvement in general and administrative ("G&A") expenses, (2) a $57.9 million goodwill and intangibles impairment recorded in fiscal 2020 (with no related charge recorded in fiscal 2021), (3) a $9.2 million reduction in interest expense, offset by (4) a $15.5 million loss on extinguishment of debt recorded in fiscal 2021 (with no related charge in fiscal 2020), (5) $9.6 million in higher expense from the revaluation of warrant liabilities from fiscal 2020 to fiscal 2021 and (6) $7.7 million in higher income tax expense in fiscal 2021 when compared to fiscal 2020.

Total Assets

	October 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$591,820	$570,536
U.K. Operations	109,631	109,726
U.S. Concrete Waste Management Services	145,199	140,209
Corporate	26,648	25,517
Intersegment	(80,633)	(72,230)
	$792,665	$773,758

Total assets increased from $773.8 million as of October 31, 2020 to $792.7 million as of October 31, 2021. The increase was primarily attributable to growth in our U.S Concrete Pumping segment where we have grown organically through capital expenditures while also completing some limited asset acquisitions during the third and fourth quarters of fiscal 2021.

Revenue

	Year Ended October 31,		Change
(in thousands)	2021	2020	$	%
Revenue
U.S. Concrete Pumping	$229,475	$229,740	$(265)	-0.1%
U.K. Operations	48,098	39,145	8,953	22.9%
U.S. Concrete Waste Management Services	38,591	35,890	2,701	7.5%
Corporate	2,500	2,500	-	0.0%
Intersegment	(2,856)	(2,974)	118	-4.0%
Total revenue	$315,808	$304,301	$11,507	3.8%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment decreased by 0.1%, or $0.3 million, from $229.7 million in the twelve-months ended October 31, 2020 to $229.5 million for fiscal 2021. Revenue attributable to growth investments was $1.7 million for fiscal 2021. While revenue in many of our markets has returned back to, or even improved from pre-pandemic levels, the impact from COVID-19 in certain markets, especially on commercial work, remains an issue and therefore drove the slight decline in revenue. In addition, certain of our markets, most notably in Texas, the South East and the central part of the United States, experienced severe adverse weather during fiscal 2021, which included much higher than average levels of precipitation and some historically rare freezing temperatures, which impacted our ability to provide service.

U.K. Operations

Revenue for our U.K. Operations segment increased by 22.9%, or $9.0 million, from $39.1 million in the twelve-months ended October 31, 2020 to $48.1 million for fiscal 2021. Excluding the impact from foreign currency translation, revenue was up 14.0% year-over-year. The increase in revenue was primarily attributable to the recovery from the impact of COVID-19.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment improved by 7.5%, or $2.7 million, from $35.9 million in the twelve-months ended October 31, 2020 to $38.6 million for fiscal 2021. The increase in revenue was primarily due to organic growth and pricing improvements that more than offset impacts from COVID-19 in certain markets.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment were primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Margin

Gross margin for the twelve-months ended October 31, 2021 decreased 150 basis points from 45.1% in the twelve-months ended October 31, 2020 to 43.6%. The slight decrease in gross margin for the twelve-months ended October 31, 2021 was primarily due to inflationary pressures seen throughout the U.S., specifically for labor and fuel costs.

General and Administrative Expenses

G&A expenses for the twelve-months ended October 31, 2021 were $99.4 million, a decrease of $11.7 million from $111.1 million in the twelve-months ended October 31, 2020. The overall decrease was largely due to (1) a $4.9 million decrease in stock-based compensation expense and (2) a $6.3 million decrease in the amortization of intangible assets.

G&A expenses as a percent of revenue were 31.5% for fiscal 2021 compared to 36.5% for the same period a year ago. Excluding non-cash costs for depreciation expense, amortization of intangibles, and stock-based compensation expense, our G&A expenses were $63.6 million for the fiscal year 2021 (20.1% of revenue), down $1.0 million from $64.4 million for fiscal 2020 (21.2% of revenue).

Goodwill and Intangibles Impairment

During the second quarter of fiscal year 2020, as a result of the COVID-19 impact on the Company’s market capitalization, with the assistance of a third party valuation specialist, we performed an interim impairment test over our indefinite-lived trade name intangible assets and goodwill as of April 30, 2020. The analysis resulted in $57.9 million in impairments, including a $5.0 million impairment of our Brundage-Bone trade-name, a $38.5 million goodwill impairment for our U.S Concrete Pumping reporting unit and a $14.4 million impairment to our U.K. Operations reporting unit. No impairments were identified through October 31, 2021.

Change in Fair Value of Warrant Liabilities

During the years ended October 31, 2021 and 2020 we recognized a $9.9 million and a $0.3 million expense, respectively, on the fair value remeasurement of our liability-classified warrants. The increase seen in the fair value remeasurement of the public warrants year-over-year is due to the substantial increase in the Company's share price.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. Transaction costs for the twelve months ended October 31, 2021 were $0.3 million and there were no transaction costs during fiscal 2020.

On January 28, 2021, we (1) closed on our private offering of $375.0 million in aggregate principal amount of Senior Notes, (2) amended and restated our existing ABL Facility to provide up to $125.0 million (previously $60.0 million) of commitments and (3) repaid all outstanding indebtedness under our then-existing Term Loan Agreement, dated December 6, 2018. In connection with the foregoing, we incurred $15.5 million in debt extinguishment costs relating to the write-off of all unamortized deferred debt issuance costs that were related to the Term Loan Agreement. No such charges were incurred in fiscal 2020.

Interest Expense, Net

Interest expense, net for the year ended October 31, 2021 was $25.2 million, down $9.2 million from the same period from a year ago due to having lower average debt from strategic refinance activities secured in January 2021 and the associated lower competitive interest rates during the fiscal 2021 periods when compared to the fiscal 2020 periods.

Income Tax (Benefit) Provision

For the twelve-months ended October 31, 2021, the Company recorded an income tax expense of $2.6 million on a pretax loss of $12.4 million. Our income tax provision was mostly impacted by the following factors during fiscal 2021:

(1)	Of the $9.9 million expense that was recorded related to the revaluation of warrant liabilities, no amount was deductible for tax purposes; and
(2)

As a result of an increase in the corporation tax rate in the U.K. from 19% to 25% that goes into effect on April 1, 2023, the Company adjusted the value of its net deferred tax liability, resulting in an increase to income tax expense of $2.1 million.

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

(2)

We recorded a tax benefit of $1.4 million in fiscal 2020 related to write-up in the carrying value of certain net operating losses (“NOL”) carryforwards as it was determined that those NOLs would be carried back to prior years pursuant to the provisions included in the CARES Act; and

(3)	As a result of the increase in the deferred statutory U.K. corporate tax rate from 17% to 19% in fiscal 2020, we recorded $0.9 million of tax expense.

Adjusted EBITDA1 and Net Loss

	Net Loss		Adjusted EBITDA
	Year Ended October 31,		Year Ended October 31,		Change
(in thousands)	2021	2020	2021	2020	$	%
U.S. Concrete Pumping	$(10,959)	$(50,140)	$68,091	$74,886	$(6,795)	-9.1%
U.K. Operations	(1,028)	(16,620)	15,339	12,228	3,111	25.4%
U.S. Concrete Waste Management Services	5,500	4,404	18,411	17,686	725	4.1%
Corporate	(8,586)	1,105	2,501	2,501	-	0.0%
Total	$(15,073)	$(61,251)	$104,342	$107,301	$(2,959)	-2.8%

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for reconciliation of Net Income (Loss) to EBITDA to Adjusted EBITDA.

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $68.1 million for the twelve-months ended October 31, 2021, down 9.1% from $74.9 million for the twelve-months ended October 31, 2020. The year-over-year decline was primarily attributable to the year-over-year change in revenue and higher costs due to inflation that drove a slight decline in our gross margins as discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $15.3 million for the twelve-months ended October 31, 2021, up 25.4% from $12.2 million for the twelve-months ended October 31, 2020. The year-over-year increase was primarily attributable to the year-over-year improvement in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $18.4 million for the twelve-months ended October 31, 2021, up 4.1% from $17.7 million for the twelve-months ended October 31, 2020. The increase was primarily attributable to the year-over-year change in revenue discussed previously.

Corporate

There was no change in Adjusted EBITDA for our Corporate segment for the periods presented.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of October 31, 2021, we had $9.3 million of cash and cash equivalents and $120.6 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $129.9 million.

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

We believe our existing cash and cash equivalent balances, cash flow from operations, and borrowing capacity under our ABL Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the agreements in place governing such debt could provide for operating and financing covenants that could restrict our operations.

Senior Notes and ABL Facility

On January 28, 2021, Brundage-Bone (the “Issuer”) (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% Senior Notes issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner and the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s then-existing Term Loan Agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

Term Loan Agreement and ABL Credit Agreement

As part of the Business Combination, the Company entered into (i) a Term Loan Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Credit Suisse AG, Cayman Islands Branch as administrative agent and Credit Suisse Loan Funding LLC, Jefferies Finance LLC and Stifel Nicolaus & Company Incorporated LLC as joint lead arrangers and joint bookrunners, and the other Lenders party thereto (as amended, the “Term Loan Agreement”) and (ii) a Credit Agreement, dated December 6, 2018, among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto and the other parties thereto (“ABL Credit Agreement”). As noted above, the Term Loan Agreement was repaid and the ABL Credit Agreement was amended on January 28, 2021.

Senior Notes

Summarized terms of the Senior Notes are as follows:

●	Provides for an original aggregate principal amount of $375.0 million;
●	The Senior Notes will mature and be due and payable in full on February 1, 2026;
●	The Senior Notes bear interest at a rate of 6.000% per annum, payable on February 1st and August 1st each year;
●

The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes;

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

The outstanding principal amount of Senior Notes as of October 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

Asset Based Revolving Lending Facility

Summarized terms of the ABL Facility are as follows:

●

Borrowing availability in USD and GBP up to a maximum aggregate principal amount of $125.0 million and an accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;

●	Up to $7.5 million of the borrowing capacity available for standby letters of credit;
●	All loans advanced will mature and be due and payable, and the facility will terminate, in full on January 28, 2026;
●	Amounts borrowed may be repaid and reborrowed at any time, subject to the terms and conditions of the agreement;
●	Borrowings in USD and GBP (through September 30, 2021 for GBP borrowings) bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.0% and 1.00% per annum, respectively. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The applicable margin with respect to the ABL Facility is subject to a step-down of 0.25% based on excess availability levels;
●	The unused line fee percentage is 25 basis points if the quarterly average amount drawn is greater than 50% of the borrowing availability; 50 basis points if the quarterly average amount drawn is less than 50% of borrowing availability;
●	US ABL Facility obligations will be secured by a first-priority perfected security interest in substantially all the assets of the US ABL Guarantors, subject to certain exceptions;
●	UK ABL Facility obligations will be secured by a first priority perfected security interest in substantially all assets of the US ABL Guarantors and the UK ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of October 31, 2021 was $1.0 million and the Company was in compliance with all debt covenants thereunder.

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

 Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the twelve-months ended October 31, 2021 was $75.8 million. The Company had a net loss of $15.1 million that included a decrease of $2.5 million in our net deferred income taxes, a gain on sale of assets of $1.2 million and significant non-cash charges, net totaling $90.2 million as follows: (1) depreciation of $28.8 million, (2) amortization of intangible assets of $27.1 million, (3) amortization of deferred financing costs of $2.3 million (4) loss on extinguishment of debt expense of $15.5 million, (5) stock-based compensation expense of $6.6 million, and (6) a $9.9 million increase in the fair value of warrant liabilities. In addition, we had cash inflows related to the following activity: (1) an increase of $4.0 million in accounts payable, (2) an increase of $1.0 million in accrued payroll, accrued expenses and other current liabilities and (3) an increase of $0.5 million in income taxes payable. These amounts were partially offset by outflows related to the following activity: (1) an increase of $4.2 million in trade receivables, and (2) an increase of prepaid expenses and other current assets of $1.8 million.

We used $56.6 million to fund investing activities during the twelve-months ended October 31, 2021. The Company used $62.8 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets. These amounts were partially offset by $7.0 million in proceeds from the sale of property, plant and equipment.

Net cash used in financing activities was $16.0 million for the twelve-months ended October 31, 2021. Financing activities during this period included $0.9 million in net payments under the Company’s ABL Facility, $375.0 million in proceeds from the issuance of Senior Notes, $381.2 million in payments made to extinguish the Company's Term Loan Agreement and $8.5 million in the payment of debt issuance costs.

Net cash provided by operating activities during the twelve-months ended October 31, 2020 was $79.0 million. The Company had a net loss of $61.3 million that included an increase of $1.0 million in our net deferred income taxes, a gain on sale of assets of $1.5 million and significant non-cash charges, net totaling $132.4 million as follows: (1) goodwill and intangibles impairment of $57.9 million, (2) depreciation of $28.3 million, (3) amortization of intangible assets of $33.4 million, (4) amortization of deferred financing costs of $4.1 million (5) stock-based compensation expense of $11.5 million and (6) change in fair value of warrant liabilities of $0.3 million. In addition, we had cash inflows related to the following activity: (1) a decrease of $1.6 million in trade receivables, (2) a decrease of prepaid expenses and other current assets of $1.7 million, and (3) an increase of $5.8 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by outflows related to the following activity: (1) a decrease of $1.0 million in income taxes payable, (2) a decrease of $0.8 million in accounts payable, and (3) a $0.5 million payment of contingent consideration in connection with the acquisition of Camfaud in excess of amounts established in purchase accounting.

We used $35.9 million to fund investing activities during the twelve-months ended October 31, 2020. The Company used $39.3 million for the purchase of property, plant and equipment, which was partially offset by $3.5 million in proceeds from the sale of property, plant and equipment.

Net cash used in financing activities was $43.9 million for the twelve-months ended October 31, 2020. Financing activities during this period included $21.7 million in net payments under the Company’s ABL Credit Agreement, $20.9 million in payments on the Company's Term Loan Agreement, and the payment of the contingent consideration in connection with the acquisition of Camfaud of $1.2 million.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and provide a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include reversal of intercompany allocations (in consolidation these net to zero), severance expenses, director fees, expenses related to being a newly publicly-traded company and other non-recurring costs, which includes the $2.0 million charge recorded during fiscal 2020 related to a settlement with the Company's prior shareholders.

	Year Ended October 31,
(in thousands)	2021	2020
Consolidated
Net loss	$(15,073)	$(61,251)
Interest expense, net	25,190	34,408
Income tax expense (benefit)	2,642	(4,977)
Depreciation and amortization	55,906	61,655
EBITDA	68,665	29,835
Transaction expenses	312	-
Loss on debt extinguishment	15,510	-
Stock-based compensation	6,591	11,455
Change in fair value of warrant liabilities	9,894	261
Other income, net	(117)	(169)
Goodwill and intangibles impairment	-	57,944
Other adjustments	3,487	7,975
Adjusted EBITDA	$104,342	$107,301

	Year Ended October 31,
(in thousands)	2021	2020
U.S. Concrete Pumping
Net loss	$(10,959)	$(50,140)
Interest expense, net	22,031	31,452
Income tax benefit	(956)	(5,955)
Depreciation and amortization	37,381	41,717
EBITDA	47,497	17,074
Transaction expenses	312	-
Loss on debt extinguishment	15,510	-
Stock-based compensation	6,591	11,455
Other income, net	(42)	(37)
Goodwill and intangibles impairment	-	43,500
Other adjustments	(1,777)	2,894
Adjusted EBITDA	$68,091	$74,886

	Year Ended October 31,
(in thousands)	2021	2020
U.K. Operations
Net loss	$(1,028)	$(16,620)
Interest expense, net	3,159	2,955
Income tax expense	1,759	80
Depreciation and amortization	8,238	8,422
EBITDA	12,128	(5,163)
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	(53)	(132)
Goodwill and intangibles impairment	-	14,444
Other adjustments	3,264	3,079
Adjusted EBITDA	$15,339	$12,228

	Year Ended October 31,
(in thousands)	2021	2020
U.S. Concrete Waste Management Services
Net income	$5,500	$4,404
Interest expense, net	-	-
Income tax expense	1,486	593
Depreciation and amortization	9,447	10,687
EBITDA	16,433	15,684
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	(22)	-
Goodwill and intangibles impairment	-	-
Other adjustments	2,000	2,002
Adjusted EBITDA	$18,411	$17,686

	Year Ended October 31,
(in thousands)	2021	2020
Corporate
Net income (loss)	$(8,586)	$1,105
Interest expense, net	-	1
Income tax expense	353	305
Depreciation and amortization	840	829
EBITDA	(7,393)	2,240
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Change in fair value of warrant liabilities	9,894	261
Other income, net	-	-
Goodwill and intangibles impairment	-	-
Other adjustments	-	-
Adjusted EBITDA	$2,501	$2,501

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As we are an emerging growth company, we have qualified for and have previously elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company will no longer be an emerging growth company as of October 31, 2022 and will have to adopt and comply with accounting and legal standards for non-emerging growth companies as of fiscal 2022.

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

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price and deterioration in general economic conditions resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with Accounting Standards Update ("ASU") 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) and recorded a goodwill and intangibles impairment charge of $57.9 million. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year. No such impairment was required during fiscal 2021.

When we perform a quantitative goodwill impairment test, the estimated fair value of our reporting units are determined using an income approach that utilizes a discounted cash flow (“DCF”) model and a market approach that utilizes the guideline public company method (“GPC”), both of which are weighted for each reporting unit and are discussed below in further detail. In accordance with ASC 820, we evaluated the methods for reasonableness and reliability and assigned weightings accordingly. A mathematical weighting is not prescribed by ASC 820, rather it requires judgement. As such, each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. In addition, in order to assess the reasonableness of the fair value of our reporting units as calculated under both approaches, we also compare the Company’s total fair value to its market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair value over its market capitalization). We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable.

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

Recently Issued Accounting Standards

For a detailed description of recently adopted and new accounting pronouncements refer to Note 3 to the Company’s audited financial statements included elsewhere in this Annual Report.

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

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

January 12, 2022

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
(in thousands except per share amounts)	2021	2020

Current assets:
Cash and cash equivalents	$9,298	$6,736
Trade receivables, net	49,034	44,343
Inventory	4,902	4,630
Income taxes receivable	275	1,602
Prepaid expenses and other current assets	4,110	2,694
Total current assets	67,619	60,005

Property, plant and equipment, net	337,771	304,254
Intangible assets, net	158,539	183,839
Goodwill	224,700	223,154
Other non-current assets	2,168	1,753
Deferred financing costs	1,868	753
Total assets	$792,665	$773,758

Current liabilities:
Revolving loan	$990	$1,741
Term loans, current portion	-	20,888
Current portion of capital lease obligations	103	97
Accounts payable	10,706	6,587
Accrued payroll and payroll expenses	12,226	13,065
Accrued expenses and other current liabilities	23,940	18,879
Income taxes payable	274	1,055
Total current liabilities	48,239	62,312

Long term debt, net of discount for deferred financing costs	369,084	343,906
Capital lease obligations, less current portion	278	380
Deferred income taxes	70,566	68,019
Warrant liability	16,923	7,031
Total liabilities	505,090	481,648

Commitments and contingencies (see Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2021 and October 31, 2020	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,564,642 and 56,463,992 issued and outstanding as of October 31, 2021 and October 31, 2020, respectively	6	6
Additional paid-in capital	374,272	367,681
Treasury stock	(461)	(131)
Accumulated other comprehensive income (loss)	3,671	(606)
Accumulated deficit	(114,913)	(99,840)
Total stockholders' equity	262,575	267,110

Total liabilities and stockholders' equity	$792,665	$773,758

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Year Ended October 31,
(in thousands, except share and per share amounts)	2021	2020

Revenue	$315,808	$304,301

Cost of operations	178,081	166,998
Gross profit	137,727	137,303

General and administrative expenses	99,369	111,087
Goodwill and intangibles impairment	-	57,944
Transaction costs	312	-
Income (loss) from operations	38,046	(31,728)

Other income (expense):
Interest expense, net	(25,190)	(34,408)
Loss on extinguishment of debt	(15,510)	-
Change in fair value of warrant liabilities	(9,894)	(261)
Other income, net	117	169
Total other expense	(50,477)	(34,500)

Loss before income taxes	(12,431)	(66,228)

Income tax expense (benefit)	2,642	(4,977)

Net loss	(15,073)	(61,251)

Less accretion of liquidation preference on preferred stock	(1,750)	(1,930)

Loss available to common shareholders	$(16,823)	$(63,181)

Weighted average common shares outstanding
Basic	53,413,594	52,752,884
Diluted	53,413,594	52,752,884

Net loss per common share
Basic	$(0.31)	$(1.20)
Diluted	$(0.31)	$(1.20)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended October 31,
(in thousands)	2021	2020

Net loss	$(15,073)	$(61,251)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,277	(7)

Total comprehensive loss	$(10,796)	$(61,258)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

October 31, 2019 through October 31, 2021

	Common	Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated
(in thousands)	Stock	Capital	Stock	Income (loss)	Deficit	Total
Balance at October 31, 2019	$6	$356,227	$-	$(599)	$(38,589)	$317,045
Stock-based compensation expense	-	11,454	-	-	-	11,454
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	(61,251)	(61,251)
Foreign currency translation adjustment	-	-	-	(7)	-	(7)
Balance at October 31, 2020	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	6,591	-	-	-	6,591
Shares issued upon exercise of stock options, net of shares used for tax withholding	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	(15,073)	(15,073)
Foreign currency translation adjustment	-	-	-	4,277	-	4,277
Balance at October 31, 2021	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
(in thousands)	2021	2020
Net loss	$(15,073)	$(61,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangibles impairment	-	57,944
Depreciation	28,795	28,264
Deferred income taxes	2,547	(1,029)
Amortization of deferred financing costs	2,335	4,100
Amortization of intangible assets	27,111	33,392
Stock-based compensation expense	6,591	11,454
Change in fair value of warrant liabilities	9,894	261
Loss on extinguishment of debt	15,510	-
Net gain on the sale of property, plant and equipment	(1,178)	(1,508)
Payment of contingent consideration in excess of amounts established in purchase accounting	-	(526)
Net changes in operating assets and liabilities (net of acquisitions):
Trade receivables, net	(4,172)	1,597
Inventory	(200)	624
Prepaid expenses and other current assets	(1,771)	1,651
Income taxes payable, net	497	(998)
Accounts payable	3,972	(796)
Accrued payroll, accrued expenses and other current liabilities	977	5,791
Net cash provided by operating activities	75,835	78,970

Cash flows from investing activities:
Purchases of property, plant and equipment	(62,792)	(39,339)
Proceeds from sale of property, plant and equipment	6,977	3,486
Purchases of intangible assets	(750)	-
Net cash used in investing activities	(56,565)	(35,853)

Cash flows from financing activities:
Proceeds on long term debt	375,000	-
Payments on long term debt	(381,206)	(20,888)
Proceeds on revolving loan	280,034	285,861
Payments on revolving loan	(280,891)	(307,518)
Payment of debt issuance costs	(8,464)	-
Payments on capital lease obligations	(97)	(91)
Purchase of treasury stock	(330)	(131)
Payment of contingent consideration established in purchase accounting	-	(1,161)
Net cash used in financing activities	(15,954)	(43,928)
Effect of foreign currency exchange rate on cash	(754)	74
Net increase (decrease) in cash and cash equivalents	2,562	(737)
Cash and cash equivalents:
Beginning of period	6,736	7,473
End of period	$9,298	$6,736

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year Ended October 31,
(in thousands)	2021	2020
Supplemental cash flow information:
Cash paid for interest	$17,371	$33,100
Cash paid for income taxes	$994	$3,352

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$7,135	$4,149

See accompanying notes to consolidated financial statements.

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company”) is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

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

In addition, the COVID-19 pandemic drove a sustained decline in the Company's stock price and a deterioration in general economic conditions in the Company's fiscal 2020 second quarter, which qualified as a triggering event necessitating the evaluation of its goodwill and long-lived assets for indicators of impairment. As a result of the evaluation, the Company conducted a quantitative interim impairment test as of April 30, 2020 resulting in non-cash impairment charges of $43.5 million and $14.4 million to the Company's U.S. Concrete Pumping and U.K. Operations reporting units, respectively. No impairments were identified through October 31, 2021. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Despite recent progress in the administration of vaccines, both the outbreak, and recent impact from various variants, including Delta and Omicron and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. To date, the COVID-19 pandemic has negatively impacted revenue volumes primarily in the U.K. and certain markets in the U.S. This impact was most heavily pronounced in the second and third quarters of fiscal 2020. Beginning in the fourth quarter of fiscal 2020, revenue volumes began showing signs of improvement, and as of fiscal 2021 year-end, they have largely returned back to pre-pandemic levels for most of our markets in the United States and near pre-pandemic levels in the United Kingdom; however, the impact from COVID-19 remains an issue in certain markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts, including those from the successful distribution of an effective vaccine; the impact of the pandemic on economic activity, including on construction projects and the Company’s customers’ demand for its services; the Company’s ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of the Company’s customers to pay for services rendered; any further closures of the Company’s and the Company’s customers’ offices and facilities; and any additional project delays or shutdowns. Customers have and may continue to slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events may have a material adverse effect on the Company’s business, financial condition, and/or results of operations, including further impairment to our goodwill and intangible assets. The Company will continue to evaluate the effect of COVID-19 on its business.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  October 31, 2021 and for all periods presented. All intercompany balances and transactions have been eliminated in consolidation. As discussed below, the consolidated financial statements as of and for the year ended October 31, 2020 have been revised to reflect warrants as liabilities rather than equity.

Principles of consolidation

The Consolidated Financial Statements include all amounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Revision of Previously Issued Consolidated Financial Statements

On April 12, 2021, the SEC released a public statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability measured at fair value, with changes in fair value each period reported in earnings. The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant should be classified as a liability at fair value, with changes in fair value each period reported in earnings. The Company previously classified its publicly traded warrants (the “public warrants”) and private placement warrants (the “private warrants”) (collectively the “Warrants”), which were issued in August of 2017, as equity. Following consideration of the guidance in the SEC Statement, the Company concluded that its Warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings. As such, the Company previously restated its (1) consolidated financial statements as of October 31, 2019 and for the Successor period from December 6, 2018 through October 31, 2019 and (2) unaudited consolidated interim financial statements for the periods ended July 31, 2019, April 30, 2019, and January 31, 2019. Also, while not material and therefore not being restated, the Company revised its (1) consolidated financial statements as of and for the fiscal year ended October 31, 2020 and (2) the unaudited consolidated interim financial statements for the periods ended July 31, 2020, April 30, 2020, and January 31, 2020 to correct the accounting for its Warrants. The restatements/revisions had no impact on the Company’s net revenue, operating income, liquidity, cash and cash equivalents, or cash flows from operating, investing and financing activities.

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

Significant estimates include the liability for incurred but unreported claims under various partially self-insured polices, allowance for doubtful accounts, goodwill impairment analysis, valuation of share-based compensation and accounting for business combinations. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million and $0.6 million as of October 31, 2021 and 2020, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of October 31, 2021 and 2020.

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

Debt issuance costs, including any original issue discounts, related to term loans are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheet. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheet. Amortization of the debt issuance costs are recorded in interest expense.

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

During the second quarter of fiscal year 2020, the Company identified a triggering event from the recent decline in its stock price resulting from the COVID-19 pandemic. As a result, the Company performed an interim step one goodwill impairment analysis in accordance with Accounting Standards Update ("ASU") 2017-04, Intangibles — Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Refer to Note 8 for further discussion.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2021.

Revenue recognition

The Company adopted ASC 606, Revenue Recognition (ASC 606) on October 31, 2021, effective as of November 1, 2020, using the modified retrospective method. Results for reporting periods beginning October 31, 2021 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under Accounting Standards Codification Topic 605: Revenue Recognition (ASC 605). The adoption of the guidance did not have a material impact on the amount or timing of revenue recognized.

The Company generates revenues primarily from (1) concrete pumping services in both the U.S. and U.K and (2) the Company’s concrete waste services business, both of which are discussed below. In addition, the Company generates an immaterial amount of revenue from the sales of replacement parts to customers. The Company’s delivery terms for replacement part sales are FOB shipping point.

Concrete Pumping Services

The vast majority of all revenue from concrete pumping services comes from the Company's daily service, where the Company sends a single operator with a conventional concrete pump truck (an articulating boom attached to a large truck) to deliver concrete (or other construction material such as aggregate) from one point to another as directed by the customer. Customers are billed on either (1) a solely time basis or (2) a time and volume pumped basis. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. The Company's performance obligations related to these jobs are satisfied daily and invoiced accordingly and as such, there are no unsatisfied performance obligations at the end of any day.

A much smaller component of the total concrete pumping services revenue comes from placing boom services. Placing booms have become an essential tool in the efficient construction of high-rise buildings. A placing boom is the articulating boom component of a conventional concrete pump truck, positioned on the uppermost floor of a building construction project. Concrete is then supplied through a pipeline from the pump that remains at ground level. Due to the long term nature of high-rise jobs, these contracts are generally longer term but typically not in excess of one year. Customers are generally invoiced (1) at month end for a fixed monthly placing boom usage fee, (2) daily for time worked and volume of concrete pumped and (3) at the beginning of the job for certain set-up costs and at the end of the job for tear-down costs. As it pertains to the fixed monthly usage fee and daily fees related to time worked and volume of concrete pumped, which collectively make up a significant portion of the total consideration in the contract, the Company recognizes revenue as invoiced in accordance with ASC 606. For the consideration allocated to set-up and tear-down fees, the Company recognizes revenue on a straight-line basis over the estimated term of the contract. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the value of future usage of the Company’s placing boom asset, hours to worked or cubic yards to be pumped.

Concrete Waste Services

The Company’s concrete waste services business consists of service fees charged to customers for the delivery and usage over time of its pans or containers and the disposal of the concrete waste material. For these services, the Company has identified two performance obligations: (1) the daily usage of the pans or containers and (2) the pickup and disposal of the waste material. The fees allocable to these obligations are based on their standalone selling prices based on observable prices and expected cost plus margin approach. The Company recognizes revenue monthly for the daily usage fees and recognizes the revenue attributable to the disposal services when the disposal is completed. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the remaining days the pans will be utilized or the future pickup and disposal of the waste material.

Practical Expedients Applied

The Company collects sales taxes when required from customers as part of the purchase price, which are then subsequently remitted to the appropriate authorities. The Company has elected to apply the practical expedient provided by ASC 606, which allows entities to make an accounting policy election to exclude sales taxes and other similar taxes from the measurement.

At contract inception, the Company does not expect the period between customer payment and transfer of control of the promised services to the customer to exceed one year as customers are invoiced with terms of 30 days. As such, the Company has used the practical expedient in ASC 606 which states that no adjustment for a significant financing component is necessary.

In addition, the Company incurs limited costs in order to obtain contracts. However, as the amortization period for these assets would be one year or less, the Company has elected the practical expedient permitted by ASC 606 and recognized those incremental costs of obtaining a contract as an expense when incurred. Upon transition to the new the standard, the Company did not restate contracts that begin and are completed within the same annual reporting period. As discussed above, contracts of the Company are typically completed within the year.

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the fiscal years ended October 31, 2021 and 2020 is presented in Note 18.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The fair value of time-based only restricted stock awards and time-based only stock options with a $.01 exercise price are valued at the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods on a straight-line basis. For stock awards that include a market-based vesting condition, such as the trading price of the Company’s common stock exceeding certain price targets, the Company uses a Monte Carlo Simulation in estimating the fair value at grant date and recognizes compensation expense over the implied service period (median time to vest). Shares exercised are issued out of authorized but not outstanding shares. The Company accounts for forfeitures as they occur.

Income taxes

The Company complies with ASC 740, Income Taxes, which requires an asset and liability approach to financial reporting for income taxes.

The Company computes deferred income tax assets and liabilities annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. Income tax expense includes both the current income taxes payable or refundable and the change during the period in the deferred tax assets and liabilities. The tax benefit from an uncertain tax position is only recognized in the consolidated balance sheet if the tax position is more likely than not to be sustained upon an examination. The Company recognizes interest and penalties related to underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

Camfaud files income tax returns in the U.K. Camfaud’s national statutes are generally open for one year following the statutory filing period.

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates for the periods presented, and the consolidated statements of operations are translated at the average exchange rate for the periods presented. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and the only component of accumulated in other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

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

Business combinations and asset acquisitions

The Company applies the principles provided in ASC 805, Business Combinations, to determine whether a transaction involves an asset or a business.

If it is determined an acquisition is a business combination, tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any differences between the fair value of consideration transferred and the fair value of net assets acquired. Transaction costs for business combinations are expensed as incurred in accordance with ASC 805.

If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated to the acquired assets and liabilities based on their relative fair values.

Concentrations

As of  October 31, 2021 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Newly adopted accounting pronouncements

ASU 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”) - In May 2014, the FASB issued ASU No. 2014-09, which is a comprehensive new revenue recognition model. Under ASU 2014-09 and the related clarifying ASUs, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Following the issuance of ASU 2020-05 that deferred the effective date for certain companies, ASU 2014-09 is effective for emerging growth companies that have elected to use private company adoption dates in annual reporting periods beginning after December 15, 2019 and interim reporting periods within annual reporting periods beginning after December 15, 2020 and is to be adopted using either a full retrospective or modified retrospective transition method. The Company adopted the guidance using the modified retrospective transition method applied to contracts that were not completed as of November 1, 2020. As a result of the adoption of the guidance, there were no required changes to the opening retained earnings balance and no significant changes were recorded related to the timing or amounts of recognition of revenue. Our expanded revenue disclosure is presented in Note 2.

Recently issued accounting pronouncements not yet effective

ASU 2016-02, Leases (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the new standard effective for the year ending October 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”)- In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for emerging growth companies that have elected to use private company adoption dates with annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the new standard effective for the year ending October 31, 2022. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) - In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. The Company is evaluating the anticipated impact of this standard on its consolidated financial statements as well as timing of adoption.

Note 4. Business Combinations and Asset Acquisitions

We completed three acquisitions in fiscal 2021 and none in fiscal 2020, all of which qualified as asset acquisitions. Except for the acquisition of Hi-Tech, these acquisitions are not significant to our results of operations. The consideration for the acquisitions in fiscal 2021 consisted of cash and was allocated to identified tangible and intangible assets.

September 2021 Hi-Tech Acquisition

In September 2021, the Company acquired the assets of Hi-Tech Concrete Pumping Services (“Hi-Tech”) for total purchase consideration of $12.3 million. This transaction was treated as an asset acquisition. The Company allocated $11.5 million to the purchase of Hi-Tech's equipment. The remaining $0.8 million was allocated to definite lived assembled workforce and customer relationships intangible assets. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the Long-term debt instruments at October 31, 2021 and 2020 is presented in the table below based on the prevailing interest rates and trading activity of the Notes.

	October 31,		October 31,
	2021		2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loans	$-	$-	$381,205	$365,003
Senior notes	$375,000	$390,938	$-	$-
Capital lease obligations	$381	$381	$477	$477

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

Warrants

At both October 31, 2021 and 2020, there were 13,017,777 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at October 31, 2021 and 2020 are comprised of the following:

	October 31,	October 31,
(in thousands)	2021	2020
Prepaid insurance	$949	$1,399
Prepaid licenses and deposits	360	429
Prepaid rent	331	149
Other current assets and prepaids	2,470	717
Total prepaid expenses and other current assets	$4,110	$2,694

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at October 31, 2021 and 2020 are comprised of the following:

	October 31,	October 31,
(in thousands)	2021	2020
Land, building and improvements	$27,062	$26,728
Capital leases—land and buildings	828	828
Machinery and equipment	374,034	318,029
Transportation equipment	2,935	2,338
Furniture and office equipment	2,880	1,230
Property, plant and equipment, gross	407,739	349,153
Less accumulated depreciation	(69,968)	(44,899)
Property, plant and equipment, net	$337,771	$304,254

Depreciation expense for the year ended  October 31, 2021 was $28.8 million. Depreciation expense for the year ended  October 31, 2020 was $28.3 million. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations. During the second quarter of fiscal 2020, the Company identified a triggering event resulting from a sustained decline in its stock price and deterioration in general economic conditions resulting from COVID-19. As a result, the Company, with the assistance of a third party valuation specialist, performed an interim impairment test on its indefinite-lived trade name intangible assets and goodwill as of April 30, 2020.

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade name. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping trade name was approximately 11.8% below its carrying value and as such, recorded a non-cash impairment charge of $5.0 million in intangibles impairment in its consolidated statements of operations for the year ended October 31, 2020. The impaired trade name has a remaining value of $37.3 million as of October 31, 2021. In addition, the Company concluded that the fair values of its Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 7.8% and 109.1%, respectively, and their remaining values are $7.7 million and $5.5 million as of October 31, 2021, respectively.

The goodwill impairment test was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping and U.K. Operations reporting units were approximately 6.9% and 14.8% below their carrying values, respectively. As such, the Company recorded non-cash impairment charges of $38.5 million and $14.4 million to its U.S. Concrete Pumping and U.K. Operations reporting units, respectively, in its consolidated statements of operations for the year ended October 31, 2020. In addition, the Company concluded that the fair value of its U.S. Concrete Waste Management Services reporting unit exceeded its carrying value by approximately 4.5% and, as such, no impairment charge was recorded.

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

A qualitative impairment assessment was done on the annual assessment date and no impairment was identified through fiscal 2021. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at October 31, 2021 and at October 31, 2020:

	October 31,					October 31,
	2021					2020
	Gross			Foreign Currency	Net	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,220	$-	$(91,169)	$(539)	$103,512	$193,585	$-	$(64,676)	$(106)	$128,803
Trade name	5,748	-	(1,598)	(71)	4,079	5,432	-	(1,020)	(14)	$4,398
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	(5,000)	-	-	$50,500
Assembled workforce	350	-	-	-	350	-	-	-	-	$-
Noncompete agreements	200	-	(102)	-	98	200	-	(62)	-	$138
Total intangibles	$257,018	$(5,000)	$(92,869)	$(610)	$158,539	$254,717	$(5,000)	$(65,758)	$(120)	$183,839

Amortization expense for the year ended  October 31, 2021 was $27.1 million. Amortization expense for the year ended  October 31, 2020 was $33.4 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2022	$22,010
2023	17,499
2024	14,058
2025	11,301
2026	9,247
Thereafter	33,924
Total	$108,039

The changes in the carrying value of goodwill by reportable segment for the twelve-month period ended October 31, 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2019	$185,782	$41,173	$49,133	$276,088
Measurement-period adjustments	200	-	-	200
Impairments*	(38,500)	(14,444)	-	(52,944)
Foreign currency translation	-	(190)	-	(190)
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	1,546	-	1,546
Balance at October 31, 2021	$147,482	$28,085	$49,133	$224,700

* Represents cumulative goodwill adjustment

Note 9. Long-Term Debt and Revolving Lines of Credit

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the “Issuer”) and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the “Senior Notes”) issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s then-existing Term Loan Agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

Senior Notes

Summarized terms of the Senior Notes are as follows:

●	Provides for an original aggregate principal amount of $375.0 million;
●	The Senior Notes will mature and be due and payable in full on February 1, 2026;
●	The Senior Notes bear interest at a rate of 6.000% per annum, payable on February 1 and August 1 of each year;
●	The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes;
●	The Indenture includes certain covenants that limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets.

The outstanding principal amount of Senior Notes as of  October 31, 2021 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility are as follows:

Dated December 6, 2018	As of January 28, 2021 (as amended on September 30, 2021)
Borrowing availability in U.S. Dollars and GBP up to a maximum of $60.0 million;

Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $125.0 million and an accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;

Borrowing capacity available for standby letters of credit of up to $7.5 million and for swing loan borrowings of up to $7.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;

Same;
All loans advanced will mature and be due and payable in full on December 6, 2023;	All loans advanced will mature and be due and payable, and the facility will terminate, in full on January 28, 2026;
Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;	Same;

Borrowings in U.S. Dollars and GBP bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. The ABL Facility is subject to two step-downs of 0.25% and 0.50% based on excess availability levels;

Borrowings in U.S. Dollars and GBP (through September 30, 2021 for GBP borrowings) bear interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin currently set at 2.25% and 1.25%, respectively. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The ABL Facility is subject to a step down of 0.25% based on excess availability levels;

The unused line fee percentage is 25 basis points if the quarterly average amount drawn is greater than 50% of the borrowing availability; 50 basis points if the quarterly average amount drawn is less than 50% of borrowing availability;

Same;

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

Same.

The outstanding balance under the ABL Facility as of  October 31, 2021 was $1.0 million and as of that date, the Company was in compliance with all debt covenants.

As of October 31, 2021, we had $120.6 million of available borrowing capacity under the ABL Facility.

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

The table below is a summary of the composition of the Company’s long-term debt balances at October 31, 2021 and 2020.

	October 31,	October 31,
(in thousands)	2021	2020
Short term portion of term loan	-	20,888
Long term portion of term loan	-	360,317
Senior notes - all long term	375,000	-
Total debt, gross	375,000	381,205
Less unamortized deferred financing costs offsetting long term debt	(5,916)	(16,411)
Total debt, net of unamortized deferred financing costs	$369,084	$364,794

Future maturities of the Senior Notes for the fiscal years ending October 31 is as follows:

(in thousands)
2022	$-
2023	-
2024	-
2025	-
2026	375,000
Total	$375,000

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at October 31, 2021 and 2020:

	October 31,	October 31,
(in thousands)	2021	2020
Accrued vacation	$1,967	$1,667
Accrued payroll	1,727	1,507
Accrued bonus	3,593	4,752
Accrued employee-related taxes	4,606	4,819
Other accrued	333	320
Total accrued payroll and payroll expenses	$12,226	$13,065

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at October 31, 2021 and 2020:

	October 31,	October 31,
(in thousands)	2021	2020
Accrued insurance	$7,473	$7,806
Accrued interest	5,627	146
Accrued equipment purchases	4,955	4,149
Accrued sales and use tax	690	311
Accrued property taxes	917	882
Accrued professional fees	1,134	1,213
Accrued due to related party	-	1,765
Other	3,144	2,607
Total accrued expenses and other liabilities	$23,940	$18,879

Note 12. Income Taxes

The sources of income before income taxes for the fiscal years ended October 31, 2021 and  October 31, 2020 are as follows:

(in thousands)	Year Ended October 31, 2021	Year Ended October 31, 2020
United States	$(13,162)	$(49,688)
Foreign	731	(16,540)
Total	$(12,431)	$(66,228)

The components of the provision for income taxes for the fiscal years ended October 31, 2021 and  October 31, 2020 are as follows:

(in thousands)	Year Ended October 31, 2021	Year Ended October 31, 2020
Current tax provision (benefit):
Federal	$-	$(4,299)
Foreign	(375)	(9)
State and local	470	361
Total current tax provision (benefit)	95	(3,947)

Deferred tax provision (benefit):
Federal	$483	$759
Foreign	2,134	126
State and local	(70)	(1,914)
Total deferred tax benefit	2,547	(1,029)

Net provision (benefit) for income taxes	$2,642	$(4,977)

For the fiscal years ended October 31, 2021 and  October 31, 2020, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

(in thousands)	Year Ended October 31, 2021	Year Ended October 31, 2020
Income tax benefit per federal statutory rate of 21% for each period	$(2,611)	$(13,967)
State income taxes, net of federal deduction	193	(150)
Change in deferred tax rate	(92)	(1,654)
Warrant fair value change	2,078	55
Nontaxable interest income net of foreign income inclusions	-	717
Deferred tax on undistributed foreign earnings	505	(255)
Impact of tax reform in the U.K. (see discussion below)	2,125	859
Goodwill impairment	-	9,812
Impact of US tax reform from CARES Act	-	(1,381)
Settlement with related party	-	420
Other	444	567
Income tax provision (benefit)	$2,642	$(4,977)

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for fiscal years ending October 31, 2021 and at October 31, 2020 are summarized as follows:

(in thousands)	Year Ended October 31, 2021	Year Ended October 31, 2020
Deferred tax assets:
Accrued insurance reserve	$1,329	$1,637
Accrued sales and use tax	75	75
Accrued bonuses and vacation	1,276	1,521
Accrued payroll tax	675	676
Foreign tax credit carryforward	80	80
State tax credit carryforward	50	70
Interest expense carryforward	649	4,089
Stock-based compensation	3,608	3,127
Other	364	335
Net operating loss carryforward	17,771	10,308
Total deferred tax assets	$25,877	$21,918
Valuation allowance	(63)	(63)
Net deferred tax assets	$25,814	$21,855

Deferred tax liabilities:
Intangible assets	(23,837)	(27,504)
Property and equipment	(71,400)	(61,761)
Prepaid expenses	(157)	(128)
Unremitted foreign earnings	(986)	(481)
Total net deferred tax liabilities	(96,380)	(89,874)

Net deferred tax liabilities	$(70,566)	$(68,019)

As of October 31, 2021, the Company has the following tax carryforwards:

(in millions)	Balance as of October 31, 2021	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$70.3	N/A – Carried forward indefinitely
State net operating loss carryforwards	35.8	2026
Foreign tax carryforwards	0.1	2026
State credit carryforwards	0.1	2023
Interest expense carryforwards	0.1	N/A – Carried forward indefinitely
Total tax carryforwards	$106.4

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

The following table summarizes the changes in the Company's unrecognized tax benefits during the years ended October 31, 2021 and 2020. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

(in thousands)	Year Ended October 31, 2021	Year Ended October 31, 2020
Balance, beginning of year	$1,572	$1,726
Increase in current year position	-	-
Increase in prior year position	-	-
Decrease in prior year position	(120)	(154)
Lapse in statute of limitations	-	-
Balance, end of year	$1,452	$1,572

As of October 31, 2021 and 2020, the company has recognized no interest or penalties.

On May 24, 2021 the House of Commons in the U.K. enacted legislation, the Finance Act 2021, which increases the UK corporation tax rate from 19% to 25% effective April 1, 2023, for companies with profits in excess of GBP 250,000. As a result of the Finance Act 2021 the Company recorded tax expense of $2.2 million related to the remeasurement of certain deferred tax assets and liabilities that are expected to reverse after April 1, 2023.

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

During fiscal years 2016 and 2017, the Company paid federal income taxes totaling $4.3 million (at a federal income tax rate of 34%). As the Company generated NOL carryforwards during fiscal 2018 and 2019, the CARES Act allowed the Company to carry back those NOL's to the fiscal 2016 and 2017 tax returns. During fiscal 2020, the Company carried back all NOL's that were generated in fiscal year 2018 to the 2016 and part of the 2017 tax returns and also carried back a portion of the NOL's accumulated during fiscal 2019 to the remaining income from the 2017 tax return.  These carrybacks resulted in a revaluation of the NOL carryforwards from the 21% federal rate in effect prior to the CARES Act to 34%, which was the federal income tax rate for 2016 and 2017. On March 31, 2020, the Company received a demand letter alleging that the Company is required to remit to the prior shareholders of CPH (before the Company went public in December 2018) certain tax refunds from carrying back certain NOL's made available as a result of the passage of the CARES Act.  In October 2020, the Company reached a settlement with the prior shareholders of CPH, resulting in the Company agreeing to pay $2.0 million of the $4.3 million in refunds to the prior shareholders of CPH. This $2.0 million charge was recorded in general and administrative expenses in the accompanying consolidated statements of operations.  Following the $1.4 million revaluation in the carrying value of the NOL's as a result of the carryback benefit at a higher tax rate, the net financial impact to the Company is a $0.6 million loss.  The corresponding due to related party is included in accrued expenses and other current liabilities as of October 31, 2020 in the accompanying consolidated balance sheets. This was settled in 2021 as the income tax refunds from the IRS were received.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases facilities, equipment and vehicles under non-cancelable operating leases with various expiration dates through April 2029. Monthly lease payments range from $25 to $26,144. Total rental expense for the years ended  October 31, 2021 and October 31, 2020 was $4.4 million, which also includes the Company’s month-to-month leases.

The following is a summary of future minimum lease payments for the years ended October 31:

(in thousands)	Future Payments
2022	$3,514
2023	2,202
2024	1,396
2025	654
2026	491
Thereafter	960
Total	$9,217

 Capital Leases

The Company has a limited number of capital leases related to land and buildings. The capital lease obligation recorded as of  October 31, 2021 was $0.4 million while the net book value of the leased assets as of October 31, 2020 was $0.5 million.

The following is a summary of future minimum lease payments together with the present value of those payments for the years ended October 31:

(in thousands)	Future Payments
2022	$115
2023	118
2024	120
2025	61
2026	-
Thereafter	-
Total minimum lease payments	414
Less the amount representing interest	(33)
Present value of minimum lease payments	$381

Insurance

For the years ended October 31, 2021 and October 31, 2020, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles (per occurrence):

Deductible
General liability	$350,000
Automobile	$250,000
Workers' compensation	$250,000

The Company has accrued $4.5 million and $5.4 million, as of October 31, 2021 and at October 31, 2020, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of October 31, 2021 and at October 31, 2020, the Company had accrued $1.6 million and $2.4 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. As of October 31, 2021, the third party administrator no longer requires the Company to maintain a bank account to facilitate the administration of claims but the Company was required to maintain a bank account in fiscal 2020. The account balance was $0.3 million as of October 31, 2020 and was included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of October 31, 2021, total outstanding letters of credit totaled $2.3 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

Grants of new restricted stock awards and exercises of stock options are issued out of outstanding and available common stock.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of  October 31, 2021, the additional cumulative amount totaled $5.3 million which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

On April 26, 2019, a total of 9,982,123 public warrants and 11,100,000 private warrants were tendered for exchange pursuant to the Offer.  On April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the tendered public warrants and 1,707,175 shares of common stock were issued in exchange for the tendered private warrants. A negligible amount of cash was paid for fractional shares. The fair value of common stock issued in exchange for the warrants, totaling $26.3 million, was recognized in additional paid in capital. As of October 31, 2021, 13,017,777 public warrants and no private warrants were outstanding.

Note 15. Stock-Based Compensation

The Company rolled forward certain vested options from CPH (see discussion below) to 2,783,479 equivalent vested options in the Successor. No incremental compensation costs were recognized on conversion as the fair value of the options issued were equivalent to the fair value of the vested options of CPH. Exercise prices for those options range from $0.87 to $6.09.

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

As of October 31, 2021, the Company had the following outstanding stock-based awards:

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

Included in the table below is a summary of the awards outstanding at October 31, 2021, following the modification, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. The total stock compensation expense recognized for restricted stock awards for the years ended  October 31, 2021 and  October 31, 2020 was $5.8 million and $9.8 million, respectively. The total stock compensation expense recognized for stock options for the years ended  October 31, 2021 and  October 31, 2020 was $0.8 million and $1.6 million, respectively. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

During fiscal 2021, we granted 99,812 stock awards that have a market-based vesting condition. The assumptions used in the Monte Carlo Simulation for the fiscal 2021 grant were stock price on date of grant, a price target expiration date of December 6, 2023, expected volatility of 73% and a risk-free interest rate of 0.5%.

(in thousands, except shares outstanding and fair value amounts)

Location	Type of Award	Shares Unvested at October 31, 2021	Weighted Average Fair Value	Unrecognized Compensation Expense at October 31, 2021	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	875,632	$6.56	$3,228,912	12/6/2023
U.S.	$6 Market/Time- Based	150,697	$3.86	-	10/29/2020
U.S.	$6 Market/Time- Based	191,902	$8.65	$273,110	3/29/2022	*
U.S.	$6 Market/Time- Based	191,902	$8.65	$630,290	3/29/2023	*
U.S.	$6 Market/Time- Based	191,913	$8.65	$833,930	3/29/2024	*
U.S.	$8 Market/Time- Based	150,697	$3.46	-	10/29/2020
U.S.	$8 Market/Time- Based	191,903	$7.45	$423,243	8/23/2022	**
U.S.	$8 Market/Time- Based	191,903	$7.45	$641,359	8/23/2023	**
U.S.	$8 Market/Time- Based	191,912	$7.45	$780,270	8/23/2024	**
U.S.	$10 Market/Time- Based	150,706	$3.15	-	10/29/2020
U.S.	$10 Market/Time- Based	191,471	$6.46	$444,144	7/9/2023
U.S.	$10 Market/Time- Based	191,467	$6.46	$599,208	7/9/2024
U.S.	$10 Market/Time- Based	191,482	$6.46	$704,994	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$317	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$714	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$957	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$403	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$691	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$874	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$420	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$642	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$787	11/19/2024
U.S.	$10 Market/Time- Based	4,635	$7.28	$29,202	1/31/2023
U.S.	$10 Market/Time- Based	4,635	$7.28	$31,061	1/31/2024
U.S.	$10 Market/Time- Based	4,634	$7.28	$31,831	1/31/2025
U.K.	Time Based Only	132,259	$6.52	$443,536	12/6/2023
U.K.	$6 Market/Time- Based	28,885	$3.85	-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	$8.36	$39,250	3/29/2022	*
U.K.	$6 Market/Time- Based	27,892	$8.36	$89,849	3/29/2023	*
U.K.	$6 Market/Time- Based	27,901	$8.36	$118,514	3/29/2024	*
U.K.	$8 Market/Time- Based	28,885	$3.45	-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$60,581	8/23/2022	**
U.K.	$8 Market/Time- Based	27,892	$7.20	$91,259	8/23/2023	**
U.K.	$8 Market/Time- Based	27,901	$7.20	$110,756	8/23/2024	**
U.K.	$10 Market/Time- Based	28,886	$3.14	-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$63,479	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$85,174	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$100,005	7/9/2025
Total		3,541,371		$9,859,764

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

* The $6.00 market condition price target was achieved on March 29, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.

** The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2021:

	Options	Weighted average grant date fair value	Weighted average exercise price
Outstanding stock options, October 31, 2019	2,069,398	$5.81	$1.33
Granted	7,250	$4.58	$0.01
Forfeited	(25,888)	$4.47	$0.01
Exercised	(27,660)	$6.67	$0.01
Expired	(500)	$6.67	$0.01
Modified	(231,284)	$5.04	$0.01
Outstanding stock options, October 31, 2020	1,791,316	$6.80	$1.54
Granted	30,000	$2.48	$0.01
Forfeited	(3,807)	$7.46	$0.01
Exercised	(133,316)	$5.24	$0.01
Outstanding stock options, October 31, 2021	1,684,193	$6.85	$1.63

The total intrinsic value of stock options exercised for the years ended October 31, 2021 and October 31, 2020 was $0.9 million and $0.1 million, respectively. The Company realized $0.2 million and $0.0 million in tax benefits related to exercised stock options for the years ended October 31, 2021 and October 31, 2020, respectively.

The following table summarizes information about stock options outstanding at October 31, 2021:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	473,738	$0.01	8.7	$4,069	3,758	$0.01	7.4	$32
$0.87	886,382	$0.87	3.3	6,852	886,382	$0.87	3.3	$6,852
$6.09	324,073	$6.09	4.4	-	324,073	$6.09	4.4	-
Total	1,684,193	$1.63	5.0	$10,921	1,214,213	$2.26	3.6	$6,884

As of October 31, 2021, there was $1.2 million of total unrecognized compensation cost related to stock options that is expected to be realized as an expense by the Company over 1.8 weighted average years.

Restricted Stock Awards

The following table is a summary of Restricted Stock Awards activity for the years ended October 31, 2021 and  October 31, 2020:

	Units	Weighted average grant-date fair value
Unvested as of October 31, 2019	5,755,459	$4.44
Granted	-	$-
Vested	(229,011)	$6.61
Forfeited	(111,656)	$4.49
Modified	(1,677,001)	$3.89
Unvested as of October 31, 2020	3,737,791	$5.39
Granted	112,349	$3.80
Vested	(757,215)	$5.34
Forfeited	(21,534)	$5.00
Unvested as of October 31, 2021	3,071,391	$4.98

As of October 31, 2021, there was $8.7 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be realized as an expense by the Company over 1.8 weighted average years.

The Company realized $0.7 million and $0.3 million in tax benefits related to restricted stock award vestings for the years ended October 31, 2021 and  October 31, 2020, respectively.

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

At October 31, 2021, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 3.1 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding vested incentive stock options, (4) 0.5 million outstanding unvested non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. For all periods presented, the weighted-average dilutive impact, if any, of these shares was excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive earnings (loss) per share is equal to basic earnings (loss) per share.

The table below shows our basic and diluted EPS calculations for the fiscal year ended  October 31, 2021 and October 31, 2020:

	Year Ended October 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(15,073)	$(61,251)
Less: Accretion of liquidation preference on preferred stock	(1,750)	(1,930)
Less: Undistributed earnings allocated to participating securities	-	-
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(16,823)	$(63,181)
Add back: Undistributed earning allocated to participating securities	-	-
Less: Undistributed earnings reallocated to participating securities	-	-
Numerator for diluted loss per share	$(16,823)	$(63,181)

Weighted average shares (denominator):
Weighted average shares - basic	53,413,594	52,752,884
Weighted average shares - diluted	53,413,594	52,752,884

Basic loss per share	$(0.31)	$(1.20)
Diluted loss per share	$(0.31)	$(1.20)

Note 17. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the years ended  October 31, 2021 and  October 31, 2020 were $0.9 million, $1.0 million, respectively.

Camfaud operates a Small Self-Administered Scheme (“SSAS”), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.3 million for the years ended October 31, 2021 and October 31, 2020, respectively.

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

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2021 and 2020:

	Year Ended October 31,
(in thousands)	2021	2020
California	$901	$685
Oregon	308	301
Washington	279	273
Total contributions	$1,489	$1,259

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plan for Oregon was Green (greater than 80 percent funded) and for California and Washington, it was Yellow (less than 80 percent funded but greater than 65 percent funded). The funding status for the Oregon and Washington multiemployer defined benefit pension plans is at January 1, 2020 and for the California multiemployer defined benefit pension plan is at July 1, 2020.

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

	Year Ended October 31,
(in thousands)	2021	2020
Revenue
U.S. Concrete Pumping	$229,475	$229,740
U.K. Operations	48,098	39,145
U.S. Concrete Waste Management Services	38,591	35,890
Corporate	2,500	2,500
Intersegment	(2,856)	(2,974)
Total revenue	$315,808	$304,301

Income (loss) before income taxes
U.S. Concrete Pumping	$(11,915)	$(56,095)
U.K. Operations	731	(16,540)
U.S. Concrete Waste Management Services	6,986	4,997
Corporate	(8,233)	1,410
Total income (loss) before income taxes	$(12,431)	$(66,228)

	Year Ended October 31,
(in thousands)	2021	2020
EBITDA
U.S. Concrete Pumping[1]	$47,497	$17,074
U.K. Operations[1]	12,128	(5,163)
U.S. Concrete Waste Management Services	16,433	15,684
Corporate	(7,393)	2,240
Total EBITDA	$68,665	$29,835

Consolidated EBITDA reconciliation
Net loss	$(15,073)	$(61,251)
Interest expense, net	25,190	34,408
Income tax expense (benefit)	2,642	(4,977)
Depreciation and amortization	55,906	61,655
Total EBITDA	$68,665	$29,835

1 The U.S. Concrete Pumping segment’s EBITDA for the year ended October 31, 2020 includes the impact of $43.5 million in goodwill and intangibles impairment while the U.K. Concrete Pumping segment’s EBITDA for the year ended  October 31, 2020 includes the impact of $14.4 million in goodwill and intangibles impairment.

	Year Ended October 31,
(in thousands)	2021	2020
Depreciation and amortization
U.S. Concrete Pumping	$37,381	$41,717
U.K. Operations	8,238	8,422
U.S. Concrete Waste Management Services	9,447	10,687
Corporate	840	829
Total depreciation and amortization	$55,906	$61,655

Interest expense, net
U.S. Concrete Pumping	$(22,031)	$(31,452)
U.K. Operations	(3,159)	(2,955)
U.S. Concrete Waste Management Services	-	-
Corporate	-	(1)
Total interest expense, net	$(25,190)	$(34,408)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$15,822	$-
Total transaction costs including transaction-related debt extinguishment	$15,822	$-

Total assets by segment for the periods presented are as follows:

	October 31,	October 31,
(in thousands)	2021	2020
Total Assets
U.S. Concrete Pumping	$591,820	$570,536
U.K. Operations	109,631	109,726
U.S. Concrete Waste Management Services	145,199	140,209
Corporate	26,648	25,517
Intersegment	(80,633)	(72,230)
Total assets	$792,665	$773,758

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of October 31, 2021 and 2020 are as follows:

	Year Ended October 31,
(in thousands)	2021	2020
Revenue by Geography
U.S.	$267,710	$265,156
U.K.	48,098	39,145
Total revenue	$315,808	$304,301

	October 31,	October 31,
(in thousands)	2021	2020
Long Lived Assets
U.S.	$285,307	$260,693
U.K.	52,464	43,561
Total long lived assets	$337,771	$304,254

Note 19. Related-Party Transactions

As discussed in Note 12, in October 2020, the Company reached a settlement with the prior shareholders of CPH, resulting in the Company recording a $2.0 million charge related to the settlement agreement reached between the Company and the prior shareholders of CPH that is included in general and administrative expenses in the accompanying consolidated statements of operations.  The corresponding due to related party is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and was settled in fiscal 2021 as the income tax refunds from the IRS were received.

Note 20. Subsequent Events

On November 1, 2021, the Company acquired Pioneer Concrete Pumping Service, Inc. (“Pioneer”), a concrete pumping provider headquartered in Atlanta, Georgia with locations in Dallas and San Antonio, Texas, for a purchase price of $20.1 million, which was paid using cash on hand. As of the date of issuance of the Company’s Annual Report on Form 10-K, the purchase price allocation for this transaction had not yet been completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that all previously reported material weaknesses have been remediated and the Company’s internal control over financial reporting was effective as of October 31, 2021.

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

Remediation of Prior Material Weakness

Management identified and disclosed a material weakness in internal control in connection with the preparation of the Company’s fiscal 2021 second quarter Form 10-Q. Specifically, the weakness in controls were related to errors in our accounting for the warrants issued in connection with our IPO and a simultaneous private placement. In response to this error, we implemented a new control to assess complex accounting issues reached in the past that continue to impact the Company to ensure those conclusions reached are still appropriate. Our plans include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions.

As of October 31, 2021, management concluded that the above material weakness in our internal controls over financial reporting related to our disclosure controls and procedures related to significant accounting transactions, was fully remediated as a control was put in place and evidenced to confirm that conclusions related to key accounting issues that have been reached in the past remain appropriate.

Changes in Internal Control Over Financial Reporting

Other than changes described under "Remediation of Prior Material Weakness" above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2021.

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

4.5	Description of Capital Stock. (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K (File No. 001-38166), filed Concrete Pumping Holdings, Inc, on January 14, 2020).
4.6	Indenture, dated January 28, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as issuer, Concrete Pumping Holdings, Inc., as a guarantor, Concrete Pumping Intermediate Acquisition Corp., as a guarantor and the other guarantors form time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on February 1, 2021).
4.7	Form of 6.000% Senior Secured Second Lien Notes due 2026 (included in Exhibit 4.1).
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

10.7

Amended and Restated ABL Credit Agreement, dated January 28, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as borrower, Concrete Pumping Holdings, Inc., as holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed on February 1, 2021).

10.8	First Amendment to Amended and Restated ABL Credit Agreement, dated September 30, 2021.

10.9

Stockholders Agreement, dated December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Investors party thereto (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.10

First Amendment to Stockholders Agreement, dated April 1, 2019, among Concrete Pumping Holdings, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-230673) filed by Concrete Pumping Holdings, Inc. on April 1, 2019).

10.11

Letter Agreement, dated as of December 6, 2018, by and between Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and Nuveen Alternative Advisors, LLC, on behalf of one or more funds and accounts (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.13*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, as amended October 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on November 2, 2020).

10.14*	Form of first amended stock award agreement for executives (incorporated by reference to Exhibit 10.23 to the Current Report on Form 10-Q (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on January 12, 2021).
10.15*	Form of second amended stock award agreement for executives (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on January 12, 2021).
10.16*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Bruce Young, dated July 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).

10.17*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Iain Humphries, dated August 4, 2017 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).

10.18

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

Dated: January 12, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 12, 2022.

/s/ Bruce Young	Chief Executive Officer and Director	January 12, 2022
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 12, 2022
Iain Humphries	(principal financial and accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	January 12, 2022
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	January 12, 2022
Brian Hodges

/s/ Raymond Cheesman	Director	January 12, 2022
Raymond Cheesman

/s/ Heather L. Faust	Director	January 12, 2022
Heather L. Faust

/s/ David G. Hall	Director	January 12, 2022
David G. Hall

/s/ Tom Armstrong	Director	January 12, 2022
Tom Armstrong

/s/ Stephen Alarcon	Director	January 12, 2022
Stephen Alarcon

/s/ Ryan Beres	Director	January 12, 2022
Ryan Beres

/s/ John Piecuch	Director	January 12, 2022
John Piecuch

/s/ M. Brent Stevens	Director	January 12, 2022
M. Brent Stevens