Form 10-Q
period 2022-01-31
Concrete Pumping Holdings, Inc.
filed 2022-03-10
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 8, 2022, the registrant had 56,740,516 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2022

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	January 31,	October 31,
(in thousands except per share amounts)	2022	2021

Current assets:
Cash and cash equivalents	$2,787	$9,298
Trade receivables, net	48,203	49,034
Inventory	5,142	4,902
Income taxes receivable	314	275
Prepaid expenses and other current assets	10,420	4,110
Total current assets	66,866	67,619

Property, plant and equipment, net	357,671	337,771
Intangible assets, net	153,572	158,539
Goodwill	224,193	224,700
Other non-current assets	2,056	2,168
Deferred financing costs	1,758	1,868
Total assets	$806,116	$792,665

Current liabilities:
Revolving loan	$16,208	$990
Current portion of capital lease obligations	104	103
Accounts payable	7,462	10,706
Accrued payroll and payroll expenses	8,768	12,226
Accrued expenses and other current liabilities	28,094	23,940
Income taxes payable	393	274
Total current liabilities	61,029	48,239

Long term debt, net of discount for deferred financing costs	369,432	369,084
Capital lease obligations, less current portion	251	278
Deferred income taxes	70,215	70,566
Warrant liability	16,923	16,923
Total liabilities	517,850	505,090

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2022 and October 31, 2021	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,700,148 and 56,564,642 issued and outstanding as of January 31, 2022 and October 31, 2021, respectively	6	6
Additional paid-in capital	375,754	374,272
Treasury stock	(995)	(461)
Accumulated other comprehensive income	2,231	3,671
Accumulated deficit	(113,730)	(114,913)
Total stockholders' equity	263,266	262,575

Total liabilities and stockholders' equity	$806,116	$792,665

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2022	2021

Revenue	$85,448	$70,421

Cost of operations	51,321	40,558
Gross profit	34,127	29,863

General and administrative expenses	26,721	22,388
Transaction costs	21	29
Income from operations	7,385	7,446

Other income (expense):
Interest expense, net	(6,261)	(6,900)
Loss on extinguishment of debt	-	(15,510)
Change in fair value of warrant liabilities	-	-
Other income, net	37	26
Total other expense	(6,224)	(22,384)

Income (loss) before income taxes	1,161	(14,938)

Income tax benefit	(22)	(2,648)

Net income (loss)	1,183	(12,290)

Less accretion of liquidation preference on preferred stock	(441)	(507)

Income (loss) available to common shareholders	$742	$(12,797)

Weighted average common shares outstanding
Basic	53,667,290	53,146,103
Diluted	54,712,478	53,146,103

Net income (loss) per common share
Basic	$0.01	$(0.24)
Diluted	$0.01	$(0.24)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2022	2021

Net income (loss)	$1,183	$(12,290)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,440)	4,501

Total comprehensive loss	$(257)	$(7,789)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2020	56,463,992	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	-	672	-	-	-	672
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	6,707	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	-	4,501	-	4,501
Balance at January 31, 2021	56,470,699	$6	$368,353	$(461)	$3,895	$(112,130)	$259,663

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	1,480	-	-	-	1,480
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	135,506	-	2	(534)	-	-	(532)
Net income	-	-	-	-	-	1,183	1,183
Foreign currency translation adjustment	-	-	-	-	(1,440)	-	(1,440)
Balance at January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,
(in thousands)	2022	2021
Net income (loss)	$1,183	$(12,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,341	6,925
Deferred income taxes	(175)	(2,855)
Amortization of deferred financing costs	458	961
Amortization of intangible assets	5,739	6,913
Stock-based compensation expense	1,480	672
Change in fair value of warrant liabilities	-	-
Loss on extinguishment of debt	-	15,510
Net gain on the sale of property, plant and equipment	(444)	(593)
Net changes in operating assets and liabilities:
Trade receivables, net	676	5,656
Inventory	(265)	(10)
Prepaid expenses and other current assets	(6,232)	(4,287)
Income taxes payable, net	80	(512)
Accounts payable	(3,460)	(1,157)
Accrued payroll, accrued expenses and other current liabilities	5,807	(2,353)
Net cash provided by operating activities	13,188	12,580

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,431)	(9,434)
Proceeds from sale of property, plant and equipment	1,950	1,894
Purchases of intangible assets	(1,050)	-
Net cash used in investing activities	(34,531)	(7,540)

Cash flows from financing activities:
Proceeds on long term debt	-	375,000
Payments on long term debt	-	(381,206)
Proceeds on revolving loan	92,164	80,945
Payments on revolving loan	(76,928)	(75,122)
Payment of debt issuance costs	-	(8,464)
Payments on capital lease obligations	(25)	(23)
Purchase of treasury stock	(534)	(330)
Net cash provided by (used in) financing activities	14,677	(9,200)
Effect of foreign currency exchange rate on cash	155	(304)
Net decrease in cash and cash equivalents	(6,511)	(4,463)
Cash and cash equivalents:
Beginning of period	9,298	6,736
End of period	$2,787	$2,273

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$118	$5,890
Cash paid for income taxes	$50	$614

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$2,326	$781

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and these companies do not contract to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 95 branch locations across 19 states, with its corporate headquarters in Denver, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 17 operating locations across the U.S. with its corporate headquarters in Denver, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. As of the first quarter of fiscal 2022, revenue volumes have largely recovered in a number of our markets; however, the lingering impact from COVID-19 remains an issue for qulified labor resources in certain markets.

Despite recent progress in the administration of vaccines, both the outbreak, and impact from various variants, including Delta and Omicron and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. To date, the COVID-19 pandemic has negatively impacted revenue volumes primarily in the U.K. and certain markets in the U.S.

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

No impairments were identified through January 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  January 31, 2022 and for all periods presented.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million as of January 31, 2022 and October 31, 2021. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of  January 31, 2022 and October 31, 2021.

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

Debt issuance costs, including any original issue discounts, related to term loans or senior notes are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheets. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheets. Amortization of debt issuance costs are recorded in interest expense

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of January 31, 2022, no indicators of impairment have been identified.

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

Capital lease assets are amortized over the estimated useful life of the asset.

Intangible assets

Intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination or asset acquisition) less accumulated amortization (if finite-lived).

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of January 31, 2022.

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

Revenue recognition

The Company adopted ASC 606, Revenue Recognition ("ASC 606") on October 31, 2021, effective as of November 1, 2020, using the modified retrospective method. Results for reporting periods beginning October 31, 2021 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting under ASC 605: Revenue Recognition ("ASC 605"). The adoption of the guidance did not have a material impact on the amount or timing of revenue recognized.

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

A much smaller component of the total concrete pumping services revenue comes from placing boom services. Placing booms have become an essential tool in the efficient construction of high-rise buildings. A placing boom is the articulating boom component of a conventional concrete pump truck, positioned on the uppermost floor of a building construction project. Concrete is then supplied through a pipeline from the pump that remains at ground level. Due to the long term nature of high-rise jobs, these contracts are generally longer term but typically not in excess of one year. Customers are generally invoiced (1) at month end for a fixed monthly placing boom usage fee, (2) daily for time worked and volume of concrete pumped and (3) at the beginning of the job for certain set-up costs and at the end of the job for tear-down costs. As it pertains to the fixed monthly usage fee and daily fees related to time worked and volume of concrete pumped, which collectively make up a significant portion of the total consideration in the contract, the Company recognizes revenue as invoiced in accordance with ASC 606. For the consideration allocated to set-up and tear-down fees, the Company recognizes revenue on a straight-line basis over the estimated term of the contract. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the value of future usage of the Company’s placing boom asset, hours to be worked or cubic yards to be pumped.

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the periods ended January 31, 2022 and  October 31, 2021 is presented in Note 17.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The fair value of time-based only restricted stock awards and time-based only stock options with a $.01 exercise price are valued at the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods on a straight-line basis. For stock awards that include a market-based vesting condition, such as the trading price of the Company’s common stock exceeding certain price targets, the Company uses a Monte Carlo Simulation in estimating the fair value at grant date and recognizes compensation expense over the implied service period (median time to vest). Shares exercised are issued out of authorized but not outstanding shares. The Company accounts for forfeitures as they occur.

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

Foreign currency translation

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates for the periods presented, and the consolidated statements of operations are translated at the average exchange rate for the periods presented. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and is the only component of accumulated other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

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

Business combinations and asset acquisitions

The Company applies the principles provided in ASC 805, Business Combinations ("ASC 805"), to determine whether a transaction involves an asset or a business.

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

Concentrations

As of  January 31, 2022 and  October 31, 2021 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Recently issued accounting pronouncements not yet effective

ASU 2016-02, Leases (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the guidance during the fourth quarter of the fiscal year ending October 31, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”)- In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for emerging growth companies that have elected to use private company adoption dates with annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the guidance during the fourth quarter of the fiscal year ending October 31, 2022. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

Note 4. Business Combinations and Asset Acquisitions

The Company completed one acquisition during the first quarter of fiscal 2022 and three acquisitions in fiscal 2021, all of which qualified as asset acquisitions. Except for the acquisition of Pioneer and Hi-Tech, these acquisitions are not significant to our results of operations. The consideration for the acquisitions in both fiscal 2022 and fiscal 2021 consisted of cash and was allocated to identified long-lived tangible and intangible assets.

November 2022 Pioneer Acquisition

In November 2021, the Company acquired the assets of Pioneer Concrete Pumping Services (“Pioneer”) for total purchase consideration of $20.2 million. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to definite lived assembled workforce and customer relationships intangible assets. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  January 31, 2022 and at  October 31, 2021 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	January 31,		October 31,
	2022		2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$375,000	$375,000	$375,000	$390,938
Capital lease obligations	$355	$355	$381	$381

Warrants

At both January 31, 2022 and  October 31, 2021, there were 13,017,677 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  January 31, 2022 and at  October 31, 2021 are comprised of the following:

	January 31,	October 31,
(in thousands)	2022	2021
Prepaid insurance	$5,718	$949
Prepaid licenses and deposits	1,118	360
Prepaid rent	544	331
Other current assets and prepaids	3,040	2,470
Total prepaid expenses and other current assets	$10,420	$4,110

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at  January 31, 2022 and at  October 31, 2021 are comprised of the following:

	January 31,	October 31,
(in thousands)	2022	2021
Land, building and improvements	$27,082	$27,062
Capital leases—land and buildings	828	828
Machinery and equipment	400,143	374,034
Transportation equipment	3,945	2,935
Furniture and office equipment	3,018	2,880
Property, plant and equipment, gross	435,016	407,739
Less accumulated depreciation	(77,345)	(69,968)
Property, plant and equipment, net	$357,671	$337,771

Depreciation expense for the three-month periods ended January 31, 2022 and 2021 was $8.3 million and $6.9 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the three-month period ended January 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  January 31, 2022 and at  October 31, 2021:

	January 31,					October 31,
	2022					2021
	Gross			Foreign Currency	Net	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,015	$-	$(96,657)	$(338)	$98,020	$195,220	$-	$(91,169)	$(539)	$103,512
Trade name	5,644	-	(1,739)	(41)	3,864	5,748	-	(1,598)	(71)	4,079
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500	55,500	(5,000)	-	-	50,500
Assembled workforce	1,200	-	(100)	-	1,100	350	-	-	-	350
Noncompete agreements	200	-	(112)	-	88	200	-	(102)	-	98
Total intangibles	$257,559	$(5,000)	$(98,608)	$(379)	$153,572	$257,018	$(5,000)	$(92,869)	$(610)	$158,539

Amortization expense for the three-month periods ended January 31, 2022 and 2021 was $5.7 million and $6.9 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2022 (excluding the period from November 1, 2021 to January 31, 2022)	$16,711
2023	17,831
2024	14,344
2025	11,304
2026	9,249
Thereafter	33,633
Total	$103,072

The changes in the carrying value of goodwill by reportable segment for the three-month periods ended January 31, 2022 and 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	1,622	-	1,622
Balance at January 31, 2021	$147,482	$28,161	$49,133	$224,776

Balance at October 31, 2021	$147,482	$28,085	$49,133	$224,700
Foreign currency translation	-	(507)	-	$(507)
Balance at January 31, 2022	$147,482	$27,578	$49,133	$224,193

Note 9. Long Term Debt and Revolving Lines of Credit

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the “Issuer”) and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the “Senior Notes”) issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s then existing Term Loan Agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

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

The outstanding principal amount of the Senior Notes as of  January 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended, are as follows:

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

The outstanding balance under the ABL Facility as of  January 31, 2022 was $16.2 million and as of that date, the Company was in compliance with all debt covenants.

As of January 31, 2022, we had $105.2 million of available borrowing capacity under the ABL Facility.

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

The table below is a summary of the composition of the Company’s debt balances at  January 31, 2022 and at October 31, 2021.

	January 31,	October 31,
(in thousands)	2022	2021
Revolving loan (short term)	$16,208	$990
Senior notes - all long term	375,000	375,000
Total debt, gross	391,208	375,990
Less unamortized deferred financing costs offsetting long term debt	(5,568)	(5,916)
Total debt, net of unamortized deferred financing costs	$385,640	$370,074

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  January 31, 2022 and at  October 31, 2021:

	January 31,	October 31,
(in thousands)	2022	2021
Accrued vacation	$2,099	$1,967
Accrued payroll	2,240	1,727
Accrued bonus	1,369	3,593
Accrued employee-related taxes	2,729	4,606
Other accrued	331	333
Total accrued payroll and payroll expenses	$8,768	$12,226

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  January 31, 2022 and at  October 31, 2021:

	January 31,	October 31,
(in thousands)	2022	2021
Accrued insurance	$7,016	$7,473
Accrued interest	11,307	5,627
Accrued equipment purchases	2,603	4,955
Accrued sales and use tax	715	690
Accrued property taxes	500	917
Accrued professional fees	1,143	1,134
Other	4,810	3,144
Total accrued expenses and other liabilities	$28,094	$23,940

Note 12. Income Taxes

For the first fiscal quarter ended January 31, 2022, the Company recorded an income tax benefit of $0.0 million on pretax income of $1.2 million. For the same quarter a year ago, the Company recorded income tax benefit of $2.6 million on a pretax loss of $14.9 million. The effective tax rate for the three-month period ended January 31, 2022 was impacted by (1) the excess tax benefit from vestings and exercises of stock-based awards of $0.1 million and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations of $0.2 million.

At  January 31, 2022 and October 31, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $70.2 million and $70.6 million, respectively. Included in deferred tax assets at January 31, 2022 and October 31, 2021 were net operating loss carryforwards of $17.8 million. The Company has a valuation allowance of $0.1 million as of both  January 31, 2022 and  October 31, 2021 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

Note 13. Commitments and Contingencies

Insurance

As of  January 31, 2022 and October 31, 2021, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $5.2 million and $4.5 million, as of  January 31, 2022 and October 31, 2021, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  January 31, 2022 and October 31, 2021, the Company had accrued $1.8 million and $1.6 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of  January 31, 2022, total outstanding letters of credit totaled $3.0 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following December 6, 2018, there were:

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of January 31, 2022, there were 13,017,677 public warrants outstanding.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of  January 31, 2022, the additional cumulative amount totaled $5.7 million which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

Note 15. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards generally vest pursuant to one of the following four conditions:

(1)	Time-based only – Awards vest in equal installments over a specified period.

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

Included in the table below is a summary of the unvested awards outstanding at January 31, 2022, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. The total stock compensation expense recognized for restricted stock awards for the three-month periods ended January 31, 2022 and 2021 was $1.3 million and $0.6 million, respectively. The total stock compensation expense recognized for stock options for the three-month periods ended January 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards, vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

During the first quarter of fiscal 2022, the Company granted 69,491 stock awards that have a market-based vesting condition. The assumptions used in the Monte Carlo Simulation for these grants were stock price on date of grant, a price target expiration date of December 6, 2023, expected volatility of 73% and a risk-free interest rate of 0.5%.

Location	Type of Award	Shares Unvested at January 31, 2022	Weighted Average Fair Value	Unrecognized Compensation Expense at January 31, 2022	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	655,646	$5.98	$3,347,782	12/6/2023
U.S.	$6 Market/Time- Based	150,697	$3.86	$-	10/29/2020
U.S.	$6 Market/Time- Based	191,902	$8.65	$104,425	3/29/2022	*
U.S.	$6 Market/Time- Based	191,902	$8.65	$518,030	3/29/2023	*
U.S.	$6 Market/Time- Based	191,913	$8.65	$747,066	3/29/2024	*
U.S.	$8 Market/Time- Based	150,697	$3.46	$-	10/29/2020
U.S.	$8 Market/Time- Based	191,903	$7.45	$291,941	8/23/2022	**
U.S.	$8 Market/Time- Based	191,903	$7.45	$552,343	8/23/2023	**
U.S.	$8 Market/Time- Based	191,912	$7.45	$710,583	8/23/2024	**
U.S.	$10 Market/Time- Based	150,706	$3.15	$-	10/29/2020
U.S.	$10 Market/Time- Based	191,471	$6.46	$378,258	7/9/2023
U.S.	$10 Market/Time- Based	191,467	$6.46	$543,516	7/9/2024
U.S.	$10 Market/Time- Based	191,482	$6.46	$657,257	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$161	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$597	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$864	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$281	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$597	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$798	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$320	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$563	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$722	11/19/2024
U.S.	$10 Market/Time- Based	4,635	$7.28	$23,564	1/31/2023
U.S.	$10 Market/Time- Based	4,635	$7.28	$27,744	1/31/2024
U.S.	$10 Market/Time- Based	4,634	$7.28	$29,485	1/31/2025
U.S.	$10 Market/Time- Based	22,408	$6.83	$137,796	6/30/2023
U.S.	$10 Market/Time- Based	22,415	$6.83	$143,791	6/30/2024
U.S.	$10 Market/Time- Based	22,418	$6.83	$146,417	6/30/2025
U.K.	Time Based Only	90,431	$5.75	$408,123	12/6/2023
U.K.	$6 Market/Time- Based	28,885	$3.85	$-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	$8.36	$15,007	3/29/2022	*
U.K.	$6 Market/Time- Based	27,892	$8.36	$73,847	3/29/2023	*
U.K.	$6 Market/Time- Based	27,901	$8.36	$106,167	3/29/2024	*
U.K.	$8 Market/Time- Based	28,885	$3.45	$-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$41,784	8/23/2022	**
U.K.	$8 Market/Time- Based	27,892	$7.20	$78,591	8/23/2023	**
U.K.	$8 Market/Time- Based	27,901	$7.20	$100,863	8/23/2024	**
U.K.	$10 Market/Time- Based	28,886	$3.14	$-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$54,060	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$77,256	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$93,232	7/9/2025
U.K.	$10 Market/Time- Based	750	$6.83	$4,612	6/30/2023
U.K.	$10 Market/Time- Based	750	$6.83	$4,811	6/30/2024
U.K.	$10 Market/Time- Based	750	$6.83	$4,898	6/30/2025
Total		3,349,048		$9,428,151

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

*	The $6.00 market condition price target was achieved on March 29, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.
**	The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.

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

At January 31, 2022, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 2.9 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effects of the 2.5 million shares of preferred stock and 13.0 million warrants were excluded from the calculation of diluted net income per share for the three-month periods ended January 31, 2022 and 2021, as their impact would have been anti-dilutive. For the three-month period ending January 31, 2021, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

The table below shows our basic and diluted EPS calculations for the three-month periods ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2022	2021
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$1,183	$(12,290)
Less: Accretion of liquidation preference on preferred stock	(441)	(507)
Less: Undistributed earnings allocated to participating securities	(40)	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$702	$(12,797)
Add back: Undistributed earning allocated to participating securities	40	-
Less: Undistributed earnings reallocated to participating securities	(39)	-
Numerator for diluted earnings (loss) per share	$703	$(12,797)

Weighted average shares (denominator):
Weighted average shares - basic	53,667,290	53,146,103
Weighted average shares - diluted	54,712,478	53,146,103

Basic earnings (loss) per share	$0.01	$(0.24)
Diluted earnings (loss) per share	$0.01	$(0.24)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
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

	Three Months Ended January 31,
(in thousands)	2022	2021
Revenue
U.S. Concrete Pumping	$63,069	$52,316
U.K. Operations	12,022	9,780
U.S. Concrete Waste Management Services	10,457	8,422
Corporate	625	625
Intersegment	(725)	(722)
Total revenue	$85,448	$70,421

Income (loss) before income taxes
U.S. Concrete Pumping	$(1,340)	$(15,498)
U.K. Operations	(254)	(709)
U.S. Concrete Waste Management Services	2,343	852
Corporate	412	417
Total income (loss) before income taxes	$1,161	$(14,938)

	Three Months Ended January 31,
(in thousands)	2022	2021
EBITDA
U.S. Concrete Pumping	$13,951	$(104)
U.K. Operations	2,509	2,079
U.S. Concrete Waste Management Services	4,417	3,200
Corporate	625	625
Total EBITDA	$21,502	$5,800

Consolidated EBITDA reconciliation
Net income (loss)	$1,183	$(12,290)
Interest expense, net	6,261	6,900
Income tax benefit	(22)	(2,648)
Depreciation and amortization	14,080	13,838
Total EBITDA	$21,502	$5,800

	Three Months Ended January 31,
(in thousands)	2022	2021
Depreciation and amortization
U.S. Concrete Pumping	$9,808	$9,271
U.K. Operations	1,985	2,011
U.S. Concrete Waste Management Services	2,074	2,348
Corporate	213	208
Total depreciation and amortization	$14,080	$13,838

Interest expense, net
U.S. Concrete Pumping	$(5,483)	$(6,123)
U.K. Operations	(778)	(777)
Total interest expense, net	$(6,261)	$(6,900)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$21	$(15,481)
Total transaction costs including transaction-related debt extinguishment	$21	$(15,481)

Total assets by segment for the periods presented are as follows:

	January 31,	October 31,
(in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$607,949	$591,820
U.K. Operations	107,862	109,631
U.S. Concrete Waste Management Services	147,342	145,199
Corporate	27,062	26,648
Intersegment	(84,099)	(80,633)
Total assets	$806,116	$792,665

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets at January 31, 2022 and October 31, 2021 are as follows:

	Three Months Ended January 31,
(in thousands)	2022	2021
Revenue by Geography
U.S.	$73,426	$60,641
U.K.	12,022	9,780
Total revenue	$85,448	$70,421

	January 31,	October 31,
(in thousands)	2022	2021
Long Lived Tangible Assets
U.S.	$304,740	$285,307
U.K.	52,931	52,464
Total long lived assets	$357,671	$337,771

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse effects of the coronavirus ("COVID-19") pandemic on our business, the economy and the markets we serve;
●	the length and severity of, and the pace of recovery following, the COVID-19 pandemic;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;
●	the adverse impact of recent inflationary pressures, global economic conditions and events related to these conditions, such as military hostilities commenced by Russia in Ukraine and the COVID-19 pandemic, on our business, including fluctuations in fuel costs;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition;
●	other factors as described in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on January 12, 2022.

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

U.S. Concrete Pumping

All businesses operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these companies do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 95 branch locations across 19 states with their corporate headquarters in Denver, Colorado.

In November 2021, the Company acquired the assets of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) for the purchase consideration of $20.1 million, which added complementary assets in our Georgia and Texas markets. In September 2021, the Company acquired assets from Hi-Tech Concrete Pumping Services (“Hi-Tech”) for the total purchase consideration of $12.3 million. This acquisition added complementary assets in our Texas market. In addition, the Company completed its greenfield expansion into Las Vegas during fiscal 2021.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 17 operating locations across the U.S. with its corporate headquarters in Denver, Colorado.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has rapidly changed market and economic conditions globally and may continue to create significant uncertainty in the macroeconomic environment. As of the first quarter of fiscal 2022, revenue volumes have largely recovered in a number of our markets; however, the lingering impact from COVID-19 remains an issue for qualified labor resources in certain markets.

Despite recent progress in the administration of vaccines, both the outbreak, and impact from various variants, including Delta and Omicron and the containment and mitigation measures have had and are likely to continue to have a serious adverse impact on the global economy, the severity and duration of which are uncertain. To date, the COVID-19 pandemic has negatively impacted revenue volumes primarily in the U.K. and certain markets in the U.S.

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

No impairments were identified through January 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments may be recorded in the future based on events and circumstances, including those related to COVID-19 discussed above.

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

Results of Operations

	Three Months Ended January 31,
(dollars in thousands)	2022	2021

Revenue	$85,448	$70,421

Cost of operations	51,321	40,558
Gross profit	34,127	29,863
Gross margin	39.9%	42.4%

General and administrative expenses	26,721	22,388
Transaction costs	21	29
Income from operations	7,385	7,446

Other income (expense):
Interest expense, net	(6,261)	(6,900)
Loss on extinguishment of debt	-	(15,510)
Change in fair value of warrant liabilities	-	-
Other income, net	37	26
Total other expense	(6,224)	(22,384)

Income (loss) before income taxes	1,161	(14,938)

Income tax expense (benefit)	(22)	(2,648)

Net income (loss)	1,183	(12,290)

Less accretion of liquidation preference on preferred stock	(441)	(507)
Income (loss) available to common shareholders	$742	$(12,797)

Three Months Ended January 31, 2022

For the three months ended January 31, 2022, our net income was $1.2 million, as compared to a net loss of $12.3 million in same period a year ago. The improvement was due to (1) a 21.3% year-over-year increase in revenue and (2) a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter. These amounts were offset by a $4.3 million increase in general and administrative expenses ("G&A expense") and a lower income tax benefit of $2.6 million.

Total Assets

Total assets increased from $792.7 million as of October 31, 2021 to $806.1 million as of January 31, 2022. The increase was primarily due to the acquisition of Pioneer.

	January 31,	October 31,
(in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$607,949	$591,820
U.K. Operations	107,862	109,631
U.S. Concrete Waste Management Services	147,342	145,199
Corporate	27,062	26,648
Intersegment	(84,099)	(80,633)
	$806,116	$792,665

Revenue

	Three Months Ended January 31,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$63,069	$52,316	$10,753	20.6%
U.K. Operations	12,022	9,780	2,242	22.9%
U.S. Concrete Waste Management Services	10,457	8,422	2,035	24.2%
Corporate	625	625	-	0.0%
Intersegment	(725)	(722)	(3)	0.4%
Total revenue	$85,448	$70,421	$15,027	21.3%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 20.6%, or $10.8 million, from the fiscal 2021 first quarter to the fiscal 2022 first quarter. The increase in revenue was primarily attributable to the acquisitions of Hi-Tech and Pioneer, which contributed $6.7 million of the increase, as well as, organic improvements in most of our other markets as a result of higher volumes and rate per hour increases in a number of markets.

U.K. Operations

Revenue for our U.K. Operations segment increased by 22.9%, or $2.2 million, from the fiscal 2021 first quarter to the fiscal 2022 first quarter. Excluding the impact from foreign currency translation, revenue was up 22.8% year over year. The increase in revenue was attributable to the recovery from the impact from COVID-19 on the fiscal 2021 first quarter and rate per job increases across the U.K. region.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 24.2%, or $2.0 million, from the fiscal 2021 first quarter to the fiscal 2022 first quarter. The increase in revenue was primarily due to organic growth, pricing improvements and further recovery from the impacts of the pandemic.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the fiscal 2022 first quarter declined 250 basis points from 42.4% in the fiscal 2021 first quarter to 39.9% in the fiscal 2022 first quarter. While we have seen improvements in pricing per hour, inflationary pressures seen throughout the US and UK, specifically around labor and fuel costs, drove the decline in gross margin.

General and Administrative Expenses

G&A expenses for the fiscal 2022 first quarter were $26.7 million, up 19.4% from $22.4 million in the fiscal 2021 first quarter. As a percent of revenue, G&A expenses were 31.3% for the fiscal 2022 first quarter compared to 31.8% in the fiscal 2021 first quarter. The primary drivers of the increase in our G&A expenses were increased labor expense of $2.2 million and stock-based compensation expense of $0.8 million. The higher labor expense is the result of additional headcount following recent acquisitions in addition to inflationary pressures on wages. The increase in stock-based compensation expense was due to additional stock awards granted over the past twelve months. Excluding non-cash G&A expenses related to depreciation expense, amortization of intangible assets and stock-based compensation expense, G&A expenses were $18.9 million for the fiscal 2022 first quarter (22.2% of revenue), versus $14.3 million for the fiscal 2021 first quarter (20.4% of revenue).

Change in Fair Value of Warrant Liabilities

There was no change in the fair value remeasurement of our liability-classified warrants during the first quarters of fiscal 2022 and 2021.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the first quarters of fiscal 2022 and 2021.

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

Interest Expense, Net

Interest expense, net for the three-month period ended January 31, 2022 was $6.3 million, down $0.6 million from $6.9 million in the fiscal 2021 first quarter as a result of the refinance of our term debt discussed in Note 9.

Income Tax (Benefit) Provision

For the first fiscal quarter ended January 31, 2022, the Company recorded an income tax benefit of $ 0.0 million on pretax income of $ 1.2 million. For the same quarter a year ago, the Company recorded an income tax benefit of $ 2.6 million on a pretax loss of $ 14.9 million. The effective tax rate for the three-month period ended January 31, 2022, was impacted by (1) the excess tax benefit from vestings and exercises of stock-based awards of $0.1 million and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations of $0.2 million.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended January 31,		Three Months Ended January 31,		Change
(in thousands, except percentages)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$(701)	$(12,676)	$15,156	$15,287	$(131)	-0.9%
U.K. Operations	(172)	(532)	3,287	2,746	541	19.7%
U.S. Concrete Waste Management Services	1,749	616	4,911	3,700	1,211	32.7%
Corporate	307	302	625	625	-	0.0%
Total	$1,183	$(12,290)	$23,979	$22,358	$1,621	7.3%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $15.2 million for the three-month period ended January 31, 2022 and $15.3 for the first quarter of fiscal 2021. The year-over-year decline seen for the three-month period, despite revenue increasing by 20.6% over the same period, was primarily attributable to the higher fuel and labor costs due to inflation.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $3.3 million for the three-month period ended January 31, 2022 as compared to $2.7 million for the same period in fiscal 2021. The year-over-year improvement was primarily attributable to the year-over-year improvement in revenue discussed previously.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $4.9 million for the three-month period ended January 31, 2022, up 32.7% as compared to $3.7 million for the same period in fiscal 2021. The year-over-year increase was primarily attributable to the strong year-over-year revenue growth.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of January 31, 2022, we had $2.8 million of cash and cash equivalents and $105.2 million of available borrowing capacity under the ABL Facility, providing total available liquidity of 108.0 million.

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

The outstanding principal amount of Senior Notes as of January 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

Asset Based Revolving Lending Credit Agreement

Summarized terms of the ABL Facility, as amended, are as follows:

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

The outstanding balance under the ABL Facility as of January 31, 2022 was $16.2 million and the Company was in compliance with all debt covenants thereunder.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the three-month period ended January 31, 2022 was $13.2 million. The Company had a net income of $1.2 million that included a decrease of $0.2 million in our net deferred income taxes, a gain on sale of assets of $0.4 million, and non-cash charges totaling $16.0 million as follows: (1) depreciation of $8.3 million, (2) amortization of intangible assets of $5.7 million, (3) amortization of deferred financing costs of $0.5 million and (4) stock-based compensation expense of $1.5 million. In addition, we had cash inflows primarily related to the following activity: (1) a decrease of $0.7 million in trade receivables and (2) an increase of $4.4 million in accrued payroll, accrued expenses and other current liabilities. These amounts were partially offset by net cash outflows primarily related to (1) a $4.8 million increase in prepaid expenses and other current assets and (2) a decrease of $3.5 million in accounts payable.

We used $34.5 million to fund investing activities during the three-month period ended January 31, 2022. The Company used $35.4 million for the purchase of property, plant and equipment and $1.1 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $2.0 million.

Net cash provided by financing activities was $14.7 million for the three-month period ended January 31, 2022. Financing activities during this period primarily included $15.2 million in net borrowings under the Company’s ABL Facility that were partially offset by $0.5 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vestings.

Net cash provided by operating activities during the first quarter of fiscal 2021 was $12.6 million. The Company had a net loss of $12.3 million that included an increase of $2.9 million in our net deferred income taxes, a gain on sale of assets of $0.6 million, and significant non-cash charges totaling $31.0 million as follows: (1) depreciation of $6.9 million, (2) amortization of intangible assets of $6.9 million, (3) amortization of deferred financing costs of $1.0 million, (4) loss on extinguishment of debt expense of $15.5 million and (5) stock-based compensation expense of $0.7 million. In addition, we had cash inflows from a decrease of $5.7 million in trade receivables. These amounts were partially offset by net cash outflows related to the following activity: (1) a decrease of $2.4 million in accrued payroll, accrued expenses and other current liabilities, (2) a $4.3 million increase in prepaid expenses and other current assets, (3) a decrease of $1.2 million in accounts payable and (4) a decrease in income taxes payable of $0.5 million.

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

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include reversal of intercompany allocations (in consolidation these net to zero), severance expenses, director fees, expenses related to being a publicly-traded company and other non-recurring costs.

	Three Months Ended January 31,
(in thousands)	2022	2021
Consolidated
Net loss	$1,183	$(12,290)
Interest expense, net	6,261	6,900
Income tax expense (benefit)	(22)	(2,648)
Depreciation and amortization	14,080	13,838
EBITDA	21,502	5,800
Transaction expenses	21	29
Loss on debt extinguishment	-	15,510
Stock-based compensation	1,480	672
Change in fair value of warrant liabilities	-	-
Other income, net	(37)	(26)
Goodwill and intangibles impairment	-	-
Other adjustments	1,013	373
Adjusted EBITDA	$23,979	$22,358

	Three Months Ended January 31,
(in thousands)	2022	2021
U.S. Concrete Pumping
Net loss	$(701)	$(12,676)
Interest expense, net	5,483	6,123
Income tax benefit	(639)	(2,822)
Depreciation and amortization	9,808	9,271
EBITDA	13,951	(104)
Transaction expenses	21	29
Loss on debt extinguishment	-	15,510
Stock-based compensation	1,480	672
Other income, net	(29)	(12)
Other adjustments	(267)	(808)
Adjusted EBITDA	$15,156	$15,287

	Three Months Ended January 31,
(in thousands)	2022	2021
U.K. Operations
Net loss	$(172)	$(532)
Interest expense, net	778	777
Income tax expense	(82)	(177)
Depreciation and amortization	1,985	2,011
EBITDA	2,509	2,079
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	(2)	(14)
Other adjustments	780	681
Adjusted EBITDA	$3,287	$2,746

	Three Months Ended January 31,
(in thousands)	2022	2021
U.S. Concrete Waste Management Services
Net income	$1,749	$616
Interest expense, net	-	-
Income tax expense	594	236
Depreciation and amortization	2,074	2,348
EBITDA	4,417	3,200
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Other income, net	(6)	-
Goodwill and intangibles impairment	-	-
Other adjustments	500	500
Adjusted EBITDA	$4,911	$3,700

	Three Months Ended January 31,
(in thousands)	2022	2021
Corporate
Net income (loss)	$307	$302
Interest expense, net	-	-
Income tax expense	105	115
Depreciation and amortization	213	208
EBITDA	625	625
Transaction expenses	-	-
Loss on debt extinguishment	-	-
Stock-based compensation	-	-
Change in fair value of warrant liabilities	-	-
Other income, net	-	-
Goodwill and intangibles impairment	-	-
Other adjustments	-	-
Adjusted EBITDA	$625	$625

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 12, 2022 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K.

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

Dated: March 10, 2022