Form 10-Q
period 2022-04-30
Concrete Pumping Holdings, Inc.
filed 2022-06-07
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 3, 2022, the registrant had 56,667,965 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2022

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	April 30,	October 31,
(in thousands except per share amounts)	2022	2021

Current assets:
Cash and cash equivalents	$2,670	$9,298
Trade receivables, net	56,615	49,034
Inventory	5,324	4,902
Income taxes receivable	352	275
Prepaid expenses and other current assets	8,668	4,110
Total current assets	73,629	67,619

Property, plant and equipment, net	371,605	337,771
Intangible assets, net	147,339	158,539
Goodwill	222,399	224,700
Other non-current assets	2,025	2,168
Deferred financing costs	1,648	1,868
Total assets	$818,645	$792,665

Current liabilities:
Revolving loan	$29,867	$990
Current portion of capital lease obligations	106	103
Accounts payable	9,623	10,706
Accrued payroll and payroll expenses	9,763	12,226
Accrued expenses and other current liabilities	24,214	23,940
Income taxes payable	427	274
Total current liabilities	74,000	48,239

Long term debt, net of discount for deferred financing costs	369,780	369,084
Capital lease obligations, less current portion	224	278
Deferred income taxes	70,008	70,566
Warrant liability	14,450	16,923
Total liabilities	528,462	505,090

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2022 and October 31, 2021	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,667,965 and 56,564,642 issued and outstanding as of April 30, 2022 and October 31, 2021, respectively	6	6
Additional paid-in capital	377,148	374,272
Treasury stock	(1,473)	(461)
Accumulated other comprehensive income (loss)	(2,753)	3,671
Accumulated deficit	(107,745)	(114,913)
Total stockholders' equity	265,183	262,575

Total liabilities and stockholders' equity	$818,645	$792,665

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021

Revenue	$96,482	$76,873	$181,930	$147,294

Cost of operations	57,544	43,570	108,866	84,128
Gross profit	38,938	33,303	73,064	63,166

General and administrative expenses	28,547	26,472	55,270	48,860
Transaction costs	20	55	38	84
Income from operations	10,371	6,776	17,756	14,222

Other income (expense):
Interest expense, net	(6,346)	(6,029)	(12,608)	(12,929)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	2,474	(11,456)	2,474	(11,456)
Other income, net	13	26	52	52
Total other expense	(3,859)	(17,459)	(10,082)	(39,843)

Income (loss) before income taxes	6,512	(10,683)	7,674	(25,621)

Income tax expense (benefit)	527	170	506	(2,478)

Net income (loss)	5,985	(10,853)	7,168	(23,143)

Less accretion of liquidation preference on preferred stock	(427)	(499)	(868)	(1,006)

Income (loss) available to common shareholders	$5,558	$(11,352)	$6,300	$(24,149)

Weighted average common shares outstanding
Basic	53,901,278	53,465,799	53,782,345	53,303,302
Diluted	54,795,262	53,465,799	54,738,504	53,303,302

Net income (loss) per common share
Basic	$0.10	$(0.21)	$0.11	$(0.45)
Diluted	$0.10	$(0.21)	$0.11	$(0.45)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$5,985	$(10,853)	$7,168	$(23,143)

Other comprehensive income (loss):
Foreign currency translation adjustment	(4,984)	668	(6,424)	5,169

Total comprehensive income (loss)	$1,001	$(10,185)	$744	$(17,974)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2020	56,463,992	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	-	672	-	-	-	672
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	6,707	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	-	4,501	-	4,501
Balance at January 31, 2021	56,470,699	$6	$368,353	$(461)	$3,895	$(112,130)	$259,663
Stock-based compensation expense	-	-	3,350	-	-	-	3,350
Forfeiture of restricted stock	(12,020)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	116,507	-	-	-	-	-	-
Net loss	-	-	-	-	-	(10,853)	(10,853)
Foreign currency translation adjustment	-	-	-	-	668	-	668
Balance at April 30, 2021	56,575,186	$6	$371,703	$(461)	$4,563	$(122,983)	$252,828

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	1,480	-	-	-	1,480
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	135,506	-	2	(534)	-	-	(532)
Net income	-	-	-	-	-	1,183	1,183
Foreign currency translation adjustment	-	-	-	-	(1,440)	-	(1,440)
Balance at January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266
Stock-based compensation expense	-	-	1,351	-	-	-	1,351
Forfeiture of restricted stock	(41,641)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	9,458	-	43	(478)	-	-	(435)
Net income	-	-	-	-	-	5,985	5,985
Foreign currency translation adjustment	-	-	-	-	(4,984)	-	(4,984)
Balance at April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2022	2021
Net income (loss)	$7,168	$(23,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,843	13,991
Deferred income taxes	236	(2,926)
Amortization of deferred financing costs	916	1,419
Amortization of intangible assets	11,471	13,853
Stock-based compensation expense	2,831	4,022
Change in fair value of warrant liabilities	(2,474)	11,456
Loss on extinguishment of debt	-	15,510
Net gain on the sale of property, plant and equipment	(910)	(869)
Net changes in operating assets and liabilities:
Trade receivables, net	(8,331)	3,135
Inventory	(553)	161
Prepaid expenses and other current assets	(3,849)	(3,377)
Income taxes payable, net	75	750
Accounts payable	(1,249)	(145)
Accrued payroll, accrued expenses and other current liabilities	(783)	2,359
Net cash provided by operating activities	21,391	36,196

Cash flows from investing activities:
Purchases of property, plant and equipment	(60,332)	(16,672)
Proceeds from sale of property, plant and equipment	4,636	3,687
Purchases of intangible assets	(1,450)	-
Net cash used in investing activities	(57,146)	(12,985)

Cash flows from financing activities:
Proceeds on long term debt	-	375,000
Payments on long term debt	-	(381,206)
Proceeds on revolving loan	179,933	138,239
Payments on revolving loan	(150,759)	(139,004)
Payment of debt issuance costs	-	(8,464)
Payments on capital lease obligations	(50)	(47)
Purchase of treasury stock	(1,012)	(330)
Proceeds on exercise of options	45	-
Net cash provided by (used in) financing activities	28,157	(15,812)
Effect of foreign currency exchange rate on cash	970	(421)
Net increase (decrease) in cash and cash equivalents	(6,628)	6,978
Cash and cash equivalents:
Beginning of period	9,298	6,736
End of period	$2,670	$13,714

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended April 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$11,589	$5,908
Cash paid for income taxes	$145	$953

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$6,335	$2,029

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and these companies do not contract to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 95 branch locations across 20 states, with its corporate headquarters in Denver, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation, increases in fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate. For example, the COVID-19 pandemic rapidly changed market and economic conditions globally beginning in March 2020 and may continue to create significant uncertainty in the macroeconomic environment. To date, the COVID-19 pandemic has negatively impacted our revenue volumes primarily in the U.K. and certain markets in the U.S. As of the second quarter of fiscal 2022, revenue volumes have largely recovered in a number of our markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted our operations in certain markets.

With respect to our financial condition, impairments may be recorded as a result of such events and circumstances, including those related to COVID-19 discussed above. As previously reported during fiscal 2020, the Company reported goodwill intangible charges, but no impairments were identified through April 30, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

Furthermore, as referenced above, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has attempted to increase the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices have had a material impact on our results of operations for the three and six-month periods ending April 30, 2022. We will continue to monitor and adapt our strategic approach as the crisis and its impacts persist.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  April 30, 2022 and for all periods presented.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.7 million as of  April 30, 2022 and October 31, 2021. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of  April 30, 2022 and October 31, 2021.

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

Debt issuance costs, including any original issue discounts, related to term loans or senior notes are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheets. Debt issuance costs related to revolving credit facilities are capitalized and reflected in deferred financing in the accompanying consolidated balance sheets. Amortization of debt issuance costs are recorded in interest expense.

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of April 30, 2022, no indicators of impairment have been identified.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of April 30, 2022.

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

Concrete Pumping Services

The vast majority of the Company's revenue from concrete pumping services comes from the Company's daily service, where the Company sends a single operator with a conventional concrete pump truck (an articulating boom attached to a large truck) to deliver concrete (or other construction material such as aggregate) from one point to another as directed by the customer. Customers are billed on either (1) a solely time basis or (2) a time and volume pumped basis. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. The Company's performance obligations related to these jobs are satisfied daily and invoiced accordingly and as such, there are no unsatisfied performance obligations at the end of any day.

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the periods ended  April 30, 2022 and  October 31, 2021 is presented in Note 17.

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

If it is determined an acquisition is a business combination, tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized to the extent the fair value of the consideration transferred exceeds the fair value of the net assets acquired. Transaction costs for business combinations are expensed as incurred in accordance with ASC 805.

If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated first to indefinite-lived intangible assets (if applicable) based on their fair values with the remaining balance of purchase consideration being allocated to the acquired assets and liabilities based on their relative fair values.

Concentrations

As of  April 30, 2022 and  October 31, 2021 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Recently issued accounting pronouncements not yet effective

Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”) - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for emerging growth companies that have elected to use private company adoption dates with annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the guidance during the first quarter of the fiscal year ending October 31, 2024. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

Note 4. Business Combinations and Asset Acquisitions

The Company completed one acquisition during the first quarter of fiscal 2022 (purchase consideration of $20.2 million), three acquisitions during the second quarter of fiscal 2022 (aggregate purchase consideration of $11.4 million) and three acquisitions in fiscal 2021 (aggregate purchase consideration $20.6 million), all of which qualified as asset acquisitions. Except for the acquisition of Pioneer in the first quarter of fiscal 2022 and Hi-Tech in fiscal 2021, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in both fiscal 2022 and fiscal 2021 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

November 2021 (Fiscal 2022) Pioneer Acquisition

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

September 2021 (Fiscal 2021) Hi-Tech Acquisition

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  April 30, 2022 and at  October 31, 2021 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	April 30,		October 31,
	2022		2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$375,000	$349,688	$375,000	$390,938
Capital lease obligations	$330	$330	$381	$381

Warrants

At April 30, 2022 and October 31, 2021, there were 13,017,677 and 13,017,777 public warrants and no private warrants outstanding, respectively. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  April 30, 2022 and at  October 31, 2021 are comprised of the following:

	April 30,	October 31,
(in thousands)	2022	2021
Prepaid insurance	$4,288	$949
Prepaid licenses and deposits	1,207	360
Prepaid rent	439	331
Other current assets and prepaids	2,734	2,470
Total prepaid expenses and other current assets	$8,668	$4,110

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at  April 30, 2022 and at  October 31, 2021 are comprised of the following:

	April 30,	October 31,
(in thousands)	2022	2021
Land, building and improvements	$27,084	$27,062
Capital leases—land and buildings	828	828
Machinery and equipment	420,047	374,034
Transportation equipment	4,840	2,935
Furniture and office equipment	2,851	2,880
Property, plant and equipment, gross	455,650	407,739
Less accumulated depreciation	(84,045)	(69,968)
Property, plant and equipment, net	$371,605	$337,771

Depreciation expense for the three and six-month periods ended  April 30, 2022 was $8.5 million and $16.8 million, respectively. Depreciation expense for the three and six-month periods ended  April 30, 2021 was $7.1 million and $14.0 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the six-month period ended April 30, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  April 30, 2022 and at October 31, 2021:

	April 30,
	2022
	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,165	$-	$(102,138)	$(994)	$92,033
Trade name	5,644	-	(1,877)	(286)	3,481
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500
Assembled workforce	1,450	-	(203)	-	1,247
Noncompete agreements	200	-	(122)	-	78
Total intangibles	$257,959	$(5,000)	$(104,340)	$(1,280)	$147,339

	October 31,
	2021
	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,220	$-	$(91,169)	$(539)	$103,512
Trade name	5,748	-	(1,598)	(71)	4,079
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500
Assembled workforce	350	-	-	-	350
Noncompete agreements	200	-	(102)	-	98
Total intangibles	$257,018	$(5,000)	$(92,869)	$(610)	$158,539

Amortization expense for the three and six months ended April 30, 2022 was $5.7 million and $11.5 million, respectively. Amortization expense for the three and six months ended April 30, 2021 was $7.0 million and $13.9 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2022 (excluding the period from November 1, 2021 to April 30, 2022)	$11,066
2023	17,969
2024	14,455
2025	11,356
2026	9,258
Thereafter	32,735
Total	$96,839

The changes in the carrying value of goodwill by reportable segment for the six-month periods ended  April 30, 2022 and 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	1,858	-	1,858
Balance at April 30, 2021	$147,482	$28,397	$49,133	$225,012

Balance at October 31, 2021	$147,482	$28,085	$49,133	$224,700
Foreign currency translation	-	(2,301)	-	$(2,301)
Balance at April 30, 2022	$147,482	$25,784	$49,133	$222,399

Note 9. Long Term Debt and Revolving Lines of Credit

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the “Issuer”) and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the “Senior Notes”) issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s then existing Term Loan Agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

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

The outstanding principal amount of the Senior Notes as of  April 30, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

The outstanding balance under the ABL Facility as of  April 30, 2022 was $29.9 million and as of that date, the Company was in compliance with all debt covenants.

As of April 30, 2022, we had $93.7 million of available borrowing capacity under the ABL Facility.

Term Loan Agreement

Summarized terms of the Term Loan Agreement are as follows:

●	Provides for an original aggregate principal amount of $357.0 million. This amount was increased in May 2019 by $60.0 million in connection with the acquisition of Capital;
●

The initial term loans advanced will mature and be due and payable in full seven years after December 6, 2018, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;

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

The table below is a summary of the composition of the Company’s debt balances at  April 30, 2022 and at October 31, 2021.

	April 30,	October 31,
(in thousands)	2022	2021
Revolving loan (short term)	$29,867	$990
Senior notes - all long term	375,000	375,000
Total debt, gross	404,867	375,990
Less unamortized deferred financing costs offsetting long term debt	(5,220)	(5,916)
Total debt, net of unamortized deferred financing costs	$399,647	$370,074

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  April 30, 2022 and at October 31, 2021:

	April 30,	October 31,
(in thousands)	2022	2021
Accrued vacation	$2,528	$1,967
Accrued payroll	1,918	1,727
Accrued bonus	2,508	3,593
Accrued employee-related taxes	2,676	4,606
Other accrued	133	333
Total accrued payroll and payroll expenses	$9,763	$12,226

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  April 30, 2022 and at October 31, 2021:

	April 30,	October 31,
(in thousands)	2022	2021
Accrued insurance	$8,079	$7,473
Accrued interest	5,711	5,627
Accrued equipment purchases	5,861	4,955
Accrued sales and use tax	718	690
Accrued property taxes	534	917
Accrued professional fees	762	1,134
Other	2,549	3,144
Total accrued expenses and other liabilities	$24,214	$23,940

Note 12. Income Taxes

For the second fiscal quarter ended April 30, 2022, the Company recorded an income tax expense of $0.5 million on pretax income of $6.5 million. For the same quarter a year ago, the Company recorded an income tax expense of $0.2 million on a pretax loss of $10.7 million. For the first six months of fiscal year 2022, the Company recorded an income tax expense of $0.5 million on pretax income of $7.7 million. For the same period a year ago, the Company recorded an income tax benefit of $2.5 million on pretax loss of $25.6 million. The effective tax rate for the three and six-month periods ended April 30, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

At  April 30, 2022 and October 31, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $70.0 million and $70.6 million, respectively. Included in deferred tax assets at April 30, 2022 and October 31, 2021 were net operating loss carryforwards of $17.8 million. The Company has a valuation allowance of $0.1 million as of both  April 30, 2022 and October 31, 2021 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

Note 13. Commitments and Contingencies

Insurance

As of  April 30, 2022 and October 31, 2021, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $5.3 million and $4.5 million, as of  April 30, 2022 and October 31, 2021, respectively, for claims incurred but not reported and estimated losses reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  April 30, 2022 and October 31, 2021, the Company had accrued $2.8 million and $1.6 million, respectively, for health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc.

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

Letters of credit

The ABL Facility provides for up to $7.5 million of standby letters of credit. As of April 30, 2022, total outstanding letters of credit totaled $3.0 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of April 30, 2022, there were 13,017,777 and 13,017,677 public warrants outstanding, respectively.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of  April 30, 2022, the additional cumulative amount totaled $6.1 million, which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The preferred stock contains a redemption feature contingent upon a change in control, which is not solely within the control of the Company. As such, the preferred stock is presented outside of permanent equity.

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

Included in the table below is a summary of the unvested awards outstanding at April 30, 2022, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. The total stock compensation expense recognized for restricted stock awards for the three-month periods ended April 30, 2022 and 2021 was $1.2 million and $0.6 million, respectively. The total stock compensation expense recognized for stock options for the three-month periods ended April 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. The total stock compensation expense recognized for restricted stock awards for the six-month periods ended April 30, 2022 and 2021 was $2.5 million and $3.5 million, respectively. The total stock compensation expense recognized for stock options for the six-month periods ended April 30, 2022 and 2021 was $0.3 million and $0.5 million, respectively. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards, vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

During the first quarter of fiscal 2022, the Company granted 69,491 stock awards that have a market-based vesting condition. The assumptions used in the Monte Carlo Simulation for these grants were stock price on date of grant, a price target expiration date of December 6, 2023, expected volatility of 73% and a risk-free interest rate of 0.5%. No equity-based awards were granted during the second quarter of fiscal 2022.

Location	Type of Award	Shares Unvested at April 30, 2022	Weighted Average Fair Value	Unrecognized Compensation Expense at April 30, 2022	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	640,797	$5.98	$2,815,786	12/6/2023
U.S.	$6 Market/Time- Based	100,462	$3.86	$-	10/29/2020
U.S.	$6 Market/Time- Based	-	$8.65	$-	3/29/2022	*
U.S.	$6 Market/Time- Based	190,208	$8.65	$405,543	3/29/2023	*
U.S.	$6 Market/Time- Based	190,219	$8.65	$657,605	3/29/2024	*
U.S.	$8 Market/Time- Based	150,697	$3.46	$-	10/29/2020
U.S.	$8 Market/Time- Based	190,209	$7.45	$163,231	8/23/2022	**
U.S.	$8 Market/Time- Based	190,209	$7.45	$462,322	8/23/2023	**
U.S.	$8 Market/Time- Based	190,218	$7.45	$638,067	8/23/2024	**
U.S.	$10 Market/Time- Based	150,706	$3.15	$-	10/29/2020
U.S.	$10 Market/Time- Based	189,560	$6.46	$311,492	7/9/2023
U.S.	$10 Market/Time- Based	189,556	$6.46	$485,392	7/9/2024
U.S.	$10 Market/Time- Based	189,572	$6.46	$606,042	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$7	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$481	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$771	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$160	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$504	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$722	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$222	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$487	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$660	11/19/2024
U.S.	$10 Market/Time- Based	4,635	$7.28	$17,818	1/31/2023
U.S.	$10 Market/Time- Based	4,635	$7.28	$24,361	1/31/2024
U.S.	$10 Market/Time- Based	4,634	$7.28	$27,090	1/31/2025
U.S.	$10 Market/Time- Based	18,703	$6.83	$95,136	6/30/2023
U.S.	$10 Market/Time- Based	18,711	$6.83	$107,905	6/30/2024
U.S.	$10 Market/Time- Based	18,714	$6.83	$113,495	6/30/2025
U.K.	Time Based Only	90,431	$5.75	$354,247	12/6/2023
U.K.	$6 Market/Time- Based	19,257	$3.85	$-	10/29/2020
U.K.	$6 Market/Time- Based	-	$8.36	$-	3/29/2022	*
U.K.	$6 Market/Time- Based	27,892	$8.36	$58,272	3/29/2023	*
U.K.	$6 Market/Time- Based	27,901	$8.36	$94,176	3/29/2024	*
U.K.	$8 Market/Time- Based	28,885	$3.45	$-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$23,555	8/23/2022	**
U.K.	$8 Market/Time- Based	27,892	$7.20	$66,298	8/23/2023	**
U.K.	$8 Market/Time- Based	27,901	$7.20	$91,262	8/23/2024	**
U.K.	$10 Market/Time- Based	28,886	$3.14	$-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$44,878	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$69,530	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$86,621	7/9/2025
U.K.	$10 Market/Time- Based	750	$6.83	$3,815	6/30/2023
U.K.	$10 Market/Time- Based	750	$6.83	$4,325	6/30/2024
U.K.	$10 Market/Time- Based	750	$6.83	$4,549	6/30/2025
Total		3,029,227		$7,836,827

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

*	The $6.00 market condition price target was achieved on March 29, 2021, and on such date, the remaining unrecognized expense for these awards is being accelerated over the new requisite service period.
**	The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards is being accelerated over the new requisite service period.

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

At April 30, 2022, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 2.6 million outstanding unvested restricted stock awards, (3) 1.2 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effects of the 2.5 million shares of preferred stock and 13.0 million warrants were excluded from the calculation of diluted net income per share for the three and six-month periods ended April 30, 2022 and 2021, as their impact would have been anti-dilutive. For the three and six month periods ending April 30, 2021, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

The table below shows our basic and diluted EPS calculations for the three and six-month periods ended April 30, 2022 and 2021:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$5,985	$(10,853)	$7,168	$(23,143)
Less: Accretion of liquidation preference on preferred stock	(427)	(499)	(868)	(1,006)
Less: Undistributed earnings allocated to participating securities	(274)	-	(322)	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$5,284	$(11,352)	$5,978	$(24,149)
Add back: Undistributed earning allocated to participating securities	274	-	322	-
Less: Undistributed earnings reallocated to participating securities	(270)	-	(317)	-
Numerator for diluted earnings (loss) per share	$5,288	$(11,352)	$5,983	$(24,149)

Weighted average shares (denominator):
Weighted average shares - basic	53,901,278	53,465,799	53,782,345	53,303,302
Weighted average shares - diluted	54,795,262	53,465,799	54,738,504	53,303,302

Basic earnings (loss) per share	$0.10	$(0.21)	$0.11	$(0.45)
Diluted earnings (loss) per share	$0.10	$(0.21)	$0.11	$(0.45)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
Revenue
U.S. Concrete Pumping	$71,767	$56,168	$134,837	$108,484
U.K. Operations	13,541	11,853	25,563	21,633
U.S. Concrete Waste Management Services	11,281	9,008	21,738	17,430
Corporate	625	625	1,250	1,250
Intersegment	(732)	(781)	(1,458)	(1,503)
Total revenue	$96,482	$76,873	$181,930	$147,294

Income (loss) before income taxes
U.S. Concrete Pumping	$1,599	$(1,306)	$258	$(16,806)
U.K. Operations	140	481	(115)	(227)
U.S. Concrete Waste Management Services	1,888	1,181	4,231	2,034
Corporate	2,885	(11,039)	3,300	(10,622)
Total income (loss) before income taxes	$6,512	$(10,683)	$7,674	$(25,621)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
EBITDA
U.S. Concrete Pumping	$17,078	$13,346	$31,029	$13,241
U.K. Operations	2,913	3,334	5,421	5,413
U.S. Concrete Waste Management Services	4,005	3,504	8,422	6,704
Corporate	3,098	(10,831)	3,724	(10,206)
Total EBITDA	$27,094	$9,353	$48,596	$15,152

Consolidated EBITDA reconciliation
Net income (loss)	$5,985	$(10,853)	$7,168	$(23,143)
Interest expense, net	6,346	6,029	12,608	12,929
Income tax expense (benefit)	527	170	506	(2,478)
Depreciation and amortization	14,236	14,007	28,314	27,844
Total EBITDA	$27,094	$9,353	$48,596	$15,152

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
U.S. Concrete Pumping	$9,880	$9,405	$19,688	$18,677
U.K. Operations	2,026	2,071	4,011	4,081
U.S. Concrete Waste Management Services	2,117	2,323	4,191	4,670
Corporate	213	208	424	416
Total depreciation and amortization	$14,236	$14,007	$28,314	$27,844

Interest expense, net
U.S. Concrete Pumping	$(5,599)	$(5,247)	$(11,083)	$(11,370)
U.K. Operations	(747)	(782)	(1,525)	(1,559)
Total interest expense, net	$(6,346)	$(6,029)	$(12,608)	$(12,929)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$20	$55	$38	$84
Total transaction costs including transaction-related debt extinguishment	$20	$55	$38	$84

Total assets by segment for the periods presented are as follows:

	April 30,	October 31,
(in thousands)	2022	2021
Total assets
U.S. Concrete Pumping	$619,322	$591,820
U.K. Operations	106,899	109,631
U.S. Concrete Waste Management Services	149,767	145,199
Corporate	27,475	26,648
Intersegment	(84,818)	(80,633)
Total assets	$818,645	$792,665

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long-lived tangible assets as of  April 30, 2022 and  October 31, 2021 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
Revenue by geography
U.S.	$82,941	$65,020	$156,367	$125,661
U.K.	13,541	11,853	25,563	21,633
Total revenue	$96,482	$76,873	$181,930	$147,294

	April 30,	October 31,
(in thousands)	2022	2021
Long-lived tangible assets
U.S.	$318,686	$285,307
U.K.	52,919	52,464
Total long lived assets	$371,605	$337,771

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse effects of the coronavirus ("COVID-19") pandemic on our business, the economy and the markets we serve;
●	the length and severity of, and the pace of recovery following, the COVID-19 pandemic;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;
●	the adverse impact of recent inflationary pressures, global economic conditions and events related to these conditions, such as the ongoing war in Ukraine and the COVID-19 pandemic, on our business, including fluctuations in fuel costs;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition;
●	other factors as described in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on January 12, 2022.

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

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including our fiscal 2018 acquisition of Richard O’Brien Companies and its affiliates, which solidified our presence in the Colorado and Phoenix, Arizona markets, our fiscal 2019 acquisition of Capital, which provided us with complementary assets and operations and significantly expanded our geographic footprint and business in Texas, our fiscal 2021 acquisition of Hi-Tech Concrete Pumping Services (“Hi-Tech”), which added complementary assets in our Texas market and our fiscal 2022 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”), which provided us with complementary assets and operations in both Georgia and Texas.

U.S. Concrete Pumping

All businesses operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these companies do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 95 branch locations across 20 states with their corporate headquarters in Denver, Colorado.

In November 2021, the Company acquired the assets of Pioneer for the purchase consideration of $20.2 million, which added complementary assets in our Georgia and Texas markets. In September 2021, the Company acquired assets from Hi-Tech for the total purchase consideration of $12.3 million. This acquisition added complementary assets in our Texas market. In addition, the Company completed its greenfield expansion into Las Vegas during fiscal 2021.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation, increases in fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate. For example, the COVID-19 pandemic rapidly changed market and economic conditions globally beginning in March 2020 and may continue to create significant uncertainty in the macroeconomic environment. To date, the COVID-19 pandemic has negatively impacted our revenue volumes primarily in the U.K. and certain markets in the U.S. As of the second quarter of fiscal 2022, revenue volumes have largely recovered in a number of our markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted our operations in certain markets.

With respect to our financial condition, impairments may be recorded as a result of such events and circumstances, including those related to COVID-19 discussed above. As previously reported during fiscal 2020, the Company reported goodwill intangible charges, but no impairments were identified through April 30, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

Furthermore, as referenced above, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has attempted to increase the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices have had a material impact on our results of operations for the three and six-month periods ending April 30, 2022. We will continue to monitor and adapt our strategic approach as the crisis and its impacts persist.

Notes Offering

In January 2021, Brundage-Bone closed its private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026 (the “Senior Notes”). The Senior Notes were issued at par and bear interest at a fixed rate of 6.000% per annum. In addition, we amended and restated our existing ABL credit agreement (as subsequently amended, the “ABL Facility”) to provide up to $125.0 million (previously $60.0 million) of commitments.  The offering proceeds, along with approximately $15.0 million of borrowings under the ABL Facility, were used to repay all outstanding indebtedness under our existing Term Loan Agreement, dated December 6, 2018, and pay related fees and expenses.

Results of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
(dollars in thousands)	2022	2021	2022	2021

Revenue	$96,482	$76,873	$181,930	$147,294

Cost of operations	57,544	43,570	108,866	84,128
Gross profit	38,938	33,303	73,064	63,166
Gross margin	40.4%	43.3%	40.2%	42.9%

General and administrative expenses	28,547	26,472	55,270	48,860
Transaction costs	20	55	38	84
Income from operations	10,371	6,776	17,756	14,222

Other income (expense):
Interest expense, net	(6,346)	(6,029)	(12,608)	(12,929)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	2,474	(11,456)	2,474	(11,456)
Other income, net	13	26	52	52
Total other expense	(3,859)	(17,459)	(10,082)	(39,843)

Income (loss) before income taxes	6,512	(10,683)	7,674	(25,621)

Income tax expense (benefit)	527	170	506	(2,478)

Net income (loss)	5,985	(10,853)	7,168	(23,143)

Less accretion of liquidation preference on preferred stock	(427)	(499)	(868)	(1,006)
Income (loss) available to common shareholders	$5,558	$(11,352)	$6,300	$(24,149)

Three Months Ended April 30, 2022

For the three months ended April 30, 2022, our net income was $6.0 million, as compared to a net loss of $10.9 million in same period a year ago. The improvement was due to (1) a 25.5% year-over-year increase in revenue due to recent acquisitions and organic growth and (2) a $13.9 million year-over-year change in fair value of warrant liabilities, which reflected an increase of $2.5 million in the second quarter of 2022 versus expense of $11.5 million in the second quarter of fiscal 2021. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, and increased fuel costs due to inflation.

Six Months Ended April 30, 2022

For the six months ended April 30, 2022, our net income was $7.2 million, as compared to a net loss of $23.1 million in same period a year ago. The improvement was due to (1) a 23.5% year-over-year increase in revenue due to recent acquisitions and organic growth, (2) a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter and (3) the $13.9 million year-over-year change in fair value of warrant liabilities as noted above. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, increased fuel costs due to inflation described above as well as an income tax benefit of $0.5 million in fiscal 2022 compared to an income tax expense of $2.5 million in fiscal 2021.

Total Assets

Total assets increased from $792.7 million as of October 31, 2021 to $818.6 million as of April 30, 2022. The increase was primarily due to the acquisition of Pioneer.

	April 30,	October 31,
(in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$619,322	$591,820
U.K. Operations	106,899	109,631
U.S. Concrete Waste Management Services	149,767	145,199
Corporate	27,475	26,648
Intersegment	(84,818)	(80,633)
	$818,645	$792,665

Revenue

	Three Months Ended April 30,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$71,767	$56,168	$15,599	27.8%
U.K. Operations	13,541	11,853	1,688	14.2%
U.S. Concrete Waste Management Services	11,281	9,008	2,273	25.2%
Corporate	625	625	-	0.0%
Intersegment	(732)	(781)	49	-6.3%
Total revenue	$96,482	$76,873	$19,609	25.5%

	Six Months Ended April 30,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$134,837	$108,484	$26,353	24.3%
U.K. Operations	25,563	21,633	3,930	18.2%
U.S. Concrete Waste Management Services	21,738	17,430	4,308	24.7%
Corporate	1,250	1,250	-	0.0%
Intersegment	(1,458)	(1,503)	45	-3.0%
Total revenue	$181,930	$147,294	$34,636	23.5%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 27.8%, or $15.6 million, from the fiscal 2021 second quarter to the fiscal 2022 second quarter. For the six months ended April 30, 2022, revenue for our U.S. Concrete Pumping segment increased by 24.3%, or $26.4 million, from the six months ended April 30, 2021. The increase in revenue for both periods was primarily attributable to the acquisitions of Hi-Tech and Pioneer, which collectively contributed $6.9 million and $13.6 million of the increase for the three and six month periods ending April 30, 2022, respectively. In addition, U.S. Concrete Pumping saw organic improvements in most of our other markets as a result of higher volumes and rate per hour increases.

U.K. Operations

Revenue for our U.K. Operations segment increased by 14.2%, or $1.7 million, from the fiscal 2021 second quarter to the fiscal 2022 second quarter. Excluding the impact from foreign currency translation, revenue was up 19.7% year over year. For the six months ended April 30, 2022, revenue for our U.K. Operations segment increased by 18.2%, or $3.9 million, from the six months ended April 30, 2021. Excluding the impact from foreign currency translation, revenue was up 21.1% year over year. The increase in revenue during both periods was attributable to the continued recovery from COVID-19, which started in the fiscal 2021 first quarter, and rate per job increases across the U.K. region.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 25.2%, or $2.3 million, from the fiscal 2021 second quarter to the fiscal 2022 second quarter. For the six months ended April 30, 2022, revenue for the U.S. Concrete Waste Management Services segment increased by 24.7%, or $4.3 million, from the six months ended April 30, 2021. The increase in revenue during both periods was primarily due to organic growth, pricing improvements and continued recovery from the impacts of the pandemic.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S. Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the fiscal 2022 second quarter declined 290 basis points from 43.3% in the fiscal 2021 second quarter to 40.4% in the fiscal 2022 second quarter. For the six months ended April 30, 2022, gross margin was 40.2%, down 270  basis points from 42.9% in the same period of fiscal 2021. While we have seen continued improvements in pricing per hour, inflationary pressures seen throughout the U.S. and U.K., specifically around labor and fuel costs, drove the decline in gross margin.

General and Administrative Expenses

G&A expenses for the fiscal 2022 second quarter were $28.5 million, up $2.0 million from $26.5 million in the fiscal 2021 second quarter. As a percent of revenue, G&A expenses were 29.6% for the fiscal 2022 second quarter compared to 34.4% in the fiscal 2021 second quarter. The increase in G&A expenses was largely due to (1) higher labor costs of approximately $2.4 million primarily due to additional personnel that joined the Company as a result of the recent acquisitions and (2) an additional $1.0 million related to fluctuations in the GBP. This was offset slightly by lower amortization of intangible assets expense of $1.2 million and lower stock-based compensation expense of $2.0 million year-over-year. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $5.3 million year-over-year.

G&A expenses for the first six-months of fiscal 2022 were $55.3 million, up from $48.9 million in the first six months of fiscal 2021. As a percent of revenue, G&A expenses were 30.4% for the first six-months of fiscal 2022 compared to 33.2% in the same period a year ago. The increase in G&A expenses was largely due to (1) higher labor costs of approximately $4.6 million primarily due to additional personnel that joined the Company as a result of recent acquisitions and (2) an additional $1.6 million related to fluctuations in the GBP. This was offset slightly by lower amortization of intangible assets expense of $2.4 million and lower stock-based compensation expense of $1.2 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $9.8 million year-over-year.

Change in Fair Value of Warrant Liabilities

During each of the three and six-month periods ending April 30, 2022 and 2021 we recognized a $2.5 million gain and an $11.5 million loss, respectively, on the fair value remeasurement of our liability-classified warrants. There was no impact from the fair value remeasurement of our liability-classed warrants recognized in the first quarter of fiscal years 2022 and 2021. The changes seen in the fair value remeasurement of the public warrants for all periods presented is due to changes in the Company's share price during the respective periods.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the three and six-month periods ended April 30, 2022 or 2021.

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

Interest Expense, Net

Interest expense, net for the three months ended April 30, 2022 was $6.3 million, up $0.3 million from $6.0 million in second quarter of fiscal 2021. Interest expense, net for the six months ended April 30, 2021 was $12.6 million, down $0.3 million from $12.9 the six-month period from a year ago.

Income Tax (Benefit) Provision

For the second fiscal quarter ended  April 30, 2022, the Company recorded an income tax expense of $ 0.5 million on pretax income of $ 6.5 million. For the same quarter a year ago, the Company recorded an income tax expense of $ 0.2 million on a pretax loss of $ 10.7 million. For the first six months of fiscal year 2022, the Company recorded an income tax expense of $ 0.5 million on pretax income of $ 7.7 million. For the same period a year ago, the Company recorded an income tax benefit of $ 2.5 million on pretax loss of $ 25.6 million. The effective tax rate for the three and six-month periods ended April 30, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended April 30,		Three Months Ended April 30,		Change
(in thousands, except percentages)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$1,663	$(925)	$18,633	$16,306	$2,327	14.3%
U.K. Operations	89	402	3,776	4,114	(338)	-8.2%
U.S. Concrete Waste Management Services	1,446	833	4,641	4,002	639	16.0%
Corporate	2,787	(11,163)	624	625	(1)	-0.2%
Total	$5,985	$(10,853)	$27,674	$25,047	$2,627	10.5%

	Net Income (Loss)		Adjusted EBITDA
	Six Months Ended April 30,		Six Months Ended April 30,		Change
(in thousands)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$961	$(13,602)	$33,784	$31,592	$2,192	6.9%
U.K. Operations	(85)	(129)	7,062	6,861	201	2.9%
U.S. Concrete Waste Management Services	3,194	1,450	9,552	7,702	1,850	24.0%
Corporate	3,098	(10,862)	1,250	1,250	-	0.0%
Total	$7,168	$(23,143)	$51,648	$47,405	$4,243	9.0%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $18.6 million for the three months ended April 30, 2022, up 14.3% from $16.3 million for the same period in fiscal 2021. For the six months ended April 30, 2022, Adjusted EBITDA for our U.S. Concrete Pumping segment was $33.8 million, up 6.9% from $31.6 million from the same period in fiscal 2021. The year-over-year increases for the three and six-month periods were primarily attributable to the year-over-year increase in revenue discussed previously that was somewhat offset by the inflationary margin pressures discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $3.8 million for the three months ended April 30, 2022 and $7.1 million for the six months ended April 30, 2022. Both periods were relatively flat with the same comparative periods in fiscal 2021, as significant increases in revenue were offset by substantial inflationary pressures, specifically around fuel and labor costs.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $4.6 million for the three months ended April 30, 2022, up 16.0% from $4.0 million for the same period in fiscal 2021. For the six months ended April 30, 2022, Adjusted EBITDA for our U.S Concrete Waste Management Services segment was $9.6 million as compared to $7.7 million for the same period in fiscal 2021. The year-over-year increases for the three and six-month periods were primarily attributable to the year-over-year increase in revenue discussed previously that was somewhat offset by the inflationary margin pressures being experienced by all of our segments.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital, Pioneer and others. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base limitation. As of April 30, 2022, we had $2.7 million of cash and cash equivalents and $93.7 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $96.4 million.

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

The outstanding principal amount of Senior Notes as of April 30, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

The outstanding balance under the ABL Facility as of April 30, 2022 was $29.9 million and the Company was in compliance with all debt covenants thereunder.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the six months ended April 30, 2022 was $21.4 million. The Company had net income of $7.2 million that included a decrease of $0.2 million in our net deferred income taxes, a gain on sale of assets of $0.9 million, and significant non-cash charges totaling $29.5 million as follows: (1) depreciation of $16.8 million, (2) amortization of intangible assets of $11.5 million, (3) amortization of deferred financing costs of $0.9 million, (4) stock-based compensation expense of $2.8 million, and (5) a $2.5 million increase in the fair value of warrant liabilities. In addition, we had cash inflows primarily related to an increase of $0.8 million in accrued payroll, accrued expenses and other current liabilities. This was offset by net cash outflows primarily related to (1) an increase of $8.3 million in trade receivables, (2) a $3.8 million increase in prepaid expenses and other current assets, (3) a decrease of $1.2 million in accounts payable and (4) an increase of $0.6 million in inventory.

We used $57.1 million to fund investing activities during the six months ended April 30, 2022. The Company used $60.3 million for the purchase of property, plant and equipment and $1.5 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $4.6 million.

Net cash provided by financing activities was $28.2 million for the six months ended April 30, 2022. Financing activities during this period primarily included $29.2 million in net borrowings under the Company’s ABL Facility in addition to $1.0 million in outflows for the purchase of treasury stock from stock award vesting activity.

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

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment, and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include reversal of intercompany allocations (in consolidation these net to zero), severance expenses, director fees, expenses related to being a publicly traded company and other non-recurring costs.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
Consolidated
Net income (loss)	$5,985	$(10,853)	$7,168	$(23,143)
Interest expense, net	6,346	6,029	12,608	12,929
Income tax expense (benefit)	527	170	506	(2,478)
Depreciation and amortization	14,236	14,007	28,314	27,844
EBITDA	27,094	9,353	48,596	15,152
Transaction expenses	20	55	38	84
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,351	3,350	2,831	4,022
Change in fair value of warrant liabilities	(2,474)	11,456	(2,474)	11,456
Other income, net	(13)	(26)	(52)	(52)
Other adjustments	1,696	859	2,709	1,233
Adjusted EBITDA	$27,674	$25,047	$51,648	$47,405

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
U.S. Concrete Pumping
Net income (loss)	$1,663	$(925)	$961	$(13,602)
Interest expense, net	5,599	5,247	11,083	11,370
Income tax benefit	(64)	(381)	(703)	(3,204)
Depreciation and amortization	9,880	9,405	19,688	18,677
EBITDA	17,078	13,346	31,029	13,241
Transaction expenses	20	55	38	84
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,351	3,350	2,831	4,022
Other income, net	(6)	(12)	(37)	(24)
Other adjustments	190	(433)	(77)	(1,241)
Adjusted EBITDA	$18,633	$16,306	$33,784	$31,592

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
U.K. Operations
Net income (loss)	$89	$402	$(85)	$(129)
Interest expense, net	747	782	1,525	1,559
Income tax expense (benefit)	51	79	(30)	(98)
Depreciation and amortization	2,026	2,071	4,011	4,081
EBITDA	2,913	3,334	5,421	5,413
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(3)	(12)	(5)	(26)
Other adjustments	866	792	1,646	1,474
Adjusted EBITDA	$3,776	$4,114	$7,062	$6,861

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
U.S. Concrete Waste Management Services
Net income	$1,446	$833	$3,194	$1,450
Interest expense, net	-	-	-	-
Income tax expense	442	348	1,037	584
Depreciation and amortization	2,117	2,323	4,191	4,670
EBITDA	4,005	3,504	8,422	6,704
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(4)	(2)	(10)	(2)
Other adjustments	640	500	1,140	1,000
Adjusted EBITDA	$4,641	$4,002	$9,552	$7,702

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2022	2021	2022	2021
Corporate
Net income (loss)	$2,787	$(11,163)	$3,098	$(10,862)
Interest expense, net	-	-	-	-
Income tax expense	98	124	202	240
Depreciation and amortization	213	208	424	416
EBITDA	3,098	(10,831)	3,724	(10,206)
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	(2,474)	11,456	(2,474)	11,456
Other income, net	-	-	-	-
Other adjustments	-	-	-	-
Adjusted EBITDA	$624	$625	$1,250	$1,250

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

The GPC method provides an estimate of value using multiples derived from the stock prices of publicly traded companies. This method requires a selection of comparable publicly traded companies on major exchanges and involves a certain degree of judgment, as no two companies are entirely alike. These companies should be engaged in the same or a similar line of business as the reporting units be evaluated. Once comparable companies are selected, the application of the GPC method includes (i) analysis of the guideline public companies' financial and operating performance, growth, intangible asset's value, size, leverage, and risk relative to the respective reporting unit, (ii) calculation of valuation multiples for the selected guideline companies, and (iii) application of the valuation multiples to each reporting unit's selected operating metrics to arrive at an indication of value. Market multiples for the selected guideline public companies are developed by dividing the business enterprise value of each guideline public company by a measure of its financial performance (e.g., earnings). The business enterprise value is calculated taking the market value of equity (share price times fully-diluted shares outstanding) plus total interest bearing debt net of cash, preferred stock and minority interest. The market value of equity is based upon the stock price of equity as of the valuation date, and the debt figures are taken from the most recently available financial statements as of the valuation date. In selecting appropriate multiples to apply to each reporting unit, we perform a comparative analysis between the reporting units and the guideline public companies. In making a selection, we consider the revenue growth, profitability and the size of the reporting unit compared to the guideline public companies, and the overall EBITDA multiples implied from the transaction price. In addition, we consider a control premium for purposes of estimating the fair value of our reporting units as we believe that a market participant buyer would be required to pay a premium for control of our business. The control premium utilized is based on control premiums observed in recent comparable market transactions.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 7, 2022