Form 10-Q
period 2022-07-31
Concrete Pumping Holdings, Inc.
filed 2022-09-08
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 6, 2022, the registrant had 56,599,833 shares of common stock outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2022

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 31,	October 31,
(in thousands except per share amounts)	2022	2021

Current assets:
Cash and cash equivalents	$2,445	$9,298
Trade receivables, net	58,815	49,034
Inventory	5,006	4,902
Income taxes receivable	391	275
Prepaid expenses and other current assets	5,678	4,110
Total current assets	72,335	67,619

Property, plant and equipment, net	385,247	337,771
Intangible assets, net	141,467	158,539
Goodwill	221,615	224,700
Other non-current assets	1,975	2,168
Deferred financing costs	1,829	1,868
Total assets	$824,468	$792,665

Current liabilities:
Revolving loan	$16,884	$990
Current portion of capital lease obligations	108	103
Accounts payable	9,063	10,706
Accrued payroll and payroll expenses	9,334	12,226
Accrued expenses and other current liabilities	35,998	23,940
Income taxes payable	219	274
Total current liabilities	71,606	48,239

Long term debt, net of discount for deferred financing costs	370,128	369,084
Capital lease obligations, less current portion	196	278
Deferred income taxes	72,182	70,566
Warrant liability	7,030	16,923
Total liabilities	521,142	505,090

Commitments and Contingencies (see Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2022 and October 31, 2021	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,599,833 and 56,564,642 issued and outstanding as of July 31, 2022 and October 31, 2021, respectively	6	6
Additional paid-in capital	378,481	374,272
Treasury stock	(1,856)	(461)
Accumulated other comprehensive income (loss)	(5,056)	3,671
Accumulated deficit	(93,249)	(114,913)
Total stockholders' equity	278,326	262,575

Total liabilities and stockholders' equity	$824,468	$792,665

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2022	2021	2022	2021

Revenue	$104,469	$80,761	$286,398	$228,054

Cost of operations	61,135	43,548	170,000	127,676
Gross profit	43,334	37,213	116,398	100,378

General and administrative expenses	27,227	24,951	82,497	73,812
Transaction costs	20	111	59	195
Income from operations	16,087	12,151	33,842	26,371

Other income (expense):
Interest expense, net	(6,517)	(6,153)	(19,126)	(19,082)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	7,420	260	9,894	(11,195)
Other income, net	16	32	69	85
Total other income (expense)	919	(5,861)	(9,163)	(45,702)

Income (loss) before income taxes	17,006	6,290	24,679	(19,331)

Income tax expense (benefit)	2,510	1,652	3,015	(826)

Net income (loss)	14,496	4,638	21,664	(18,505)

Less accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)

Income (loss) available to common shareholders	$14,055	$4,113	$20,355	$(20,035)

Weighted average common shares outstanding
Basic	54,012,404	53,522,089	53,859,874	53,377,032
Diluted	57,286,563	54,547,494	54,772,441	53,377,032

Net income (loss) per common share
Basic	$0.25	$0.07	$0.36	$(0.38)
Diluted	$0.24	$0.07	$0.35	$(0.38)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$14,496	$4,638	$21,664	$(18,505)

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,303)	438	(8,727)	5,607

Total comprehensive income (loss)	$12,193	$5,076	$12,937	$(12,898)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2020	56,463,992	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	-	672	-	-	-	672
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	6,707	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	-	4,501	-	4,501
Balance at January 31, 2021	56,470,699	$6	$368,353	$(461)	$3,895	$(112,130)	$259,663
Stock-based compensation expense	-	-	3,350	-	-	-	3,350
Forfeiture of restricted stock	(12,020)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	116,507	-	-	-	-	-	-
Net loss	-	-	-	-	-	(10,853)	(10,853)
Foreign currency translation adjustment	-	-	-	-	668	-	668
Balance at April 30, 2021	56,575,186	$6	$371,703	$(461)	$4,563	$(122,983)	$252,828
Stock-based compensation expense	-	-	1,258	-	-	-	1,258
Forfeiture of restricted stock	(8,000)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	-	-	-	-	-	-	-
Net income	-	-	-	-	-	4,638	4,638
Foreign currency translation adjustment	-	-	-	-	438	-	438
Balance at July 31, 2021	56,567,186	$6	$372,961	$(461)	$5,001	$(118,345)	$259,162

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	1,480	-	-	-	1,480
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	135,506	-	2	(534)	-	-	(532)
Net income	-	-	-	-	-	1,183	1,183
Foreign currency translation adjustment	-	-	-	-	(1,440)	-	(1,440)
Balance at January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266
Stock-based compensation expense	-	-	1,351	-	-	-	1,351
Forfeiture of restricted stock	(41,641)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	9,458	-	43	(478)	-	-	(435)
Net income	-	-	-	-	-	5,985	5,985
Foreign currency translation adjustment	-	-	-	-	(4,984)	-	(4,984)
Balance at April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183
Stock-based compensation expense	-	-	1,333	-	-	-	1,333
Forfeiture of restricted stock	(5,907)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	625	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(62,850)	-	-	(383)	-	-	(383)
Net income	-	-	-	-	-	14,496	14,496
Foreign currency translation adjustment	-	-	-	-	(2,303)	-	(2,303)
Balance at July 31, 2022	56,599,833	$6	$378,481	$(1,856)	$(5,056)	$(93,249)	$278,326

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2022	2021
Net income (loss)	$21,664	$(18,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,547	21,169
Deferred income taxes	2,690	(1,417)
Amortization of deferred financing costs	1,374	1,877
Amortization of intangible assets	16,958	20,517
Stock-based compensation expense	4,164	5,280
Change in fair value of warrant liabilities	(9,894)	11,195
Loss on extinguishment of debt	-	15,510
Net gain on the sale of property, plant and equipment	(1,460)	(1,125)
Net changes in operating assets and liabilities:
Trade receivables, net	(10,784)	475
Inventory	(265)	122
Prepaid expenses and other current assets	(1,206)	(1,331)
Income taxes payable, net	(171)	750
Accounts payable	(2,311)	(93)
Accrued payroll, accrued expenses and other current liabilities	7,421	5,920
Net cash provided by operating activities	53,727	60,344

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,967)	(34,558)
Proceeds from sale of property, plant and equipment	6,197	5,070
Purchases of intangible assets	(1,450)	-
Net cash used in investing activities	(76,220)	(29,488)

Cash flows from financing activities:
Proceeds on long term debt	-	375,000
Payments on long term debt	-	(381,206)
Proceeds on revolving loan	252,925	201,125
Payments on revolving loan	(236,856)	(202,977)
Payment of debt issuance costs	(290)	(8,464)
Payments on capital lease obligations	(76)	(72)
Purchase of treasury stock	(1,394)	(330)
Proceeds on exercise of options	45	-
Net cash provided by (used in) financing activities	14,354	(16,924)
Effect of foreign currency exchange rate on cash	1,286	(464)
Net increase (decrease) in cash and cash equivalents	(6,853)	13,468
Cash and cash equivalents:
Beginning of period	9,298	6,736
End of period	$2,445	$20,204

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended July 31,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$12,103	$5,912
Cash paid for income taxes	$409	$841

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$10,129	$1,928

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

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 18 operating locations across the U.S. with its corporate headquarters in Denver, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation, significant increases in fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where the Company operates. For example, the COVID-19 pandemic rapidly changed market and economic conditions globally beginning in March 2020 and may continue to create significant uncertainty in the macroeconomic environment. To date, the COVID-19 pandemic has negatively impacted the Company's revenue volumes primarily in the U.K. and certain markets in the U.S. As of the third quarter of fiscal 2022, revenue volumes have largely recovered in a number of the Company's markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted operations in certain markets.

With respect to our financial condition, impairments may be recorded as a result of such events and circumstances, including those related to COVID-19 discussed above. As previously reported during fiscal 2020, the Company reported goodwill and intangible charges, but no impairments were identified through July 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

Furthermore, as referenced above, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has attempted to increase the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices have had a material impact on our results of operations for the three and nine-month periods ended July 31, 2022. We will continue to monitor and adapt our strategic approach as the crisis and its impacts persist.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  July 31, 2022 and for all periods presented.

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.9 million and $0.7 million as of  July 31, 2022 and October 31, 2021, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, no allowance for obsolete and slow-moving inventory was required as of July 31, 2022 and October 31, 2021.

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

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As of July 31, 2022, no indicators of impairment have been identified.

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

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of July 31, 2022.

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the periods ended  July 31, 2022 and  October 31, 2021 is presented in Note 17.

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

Concentrations

As of  July 31, 2022 and  October 31, 2021 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Newly adopted accounting pronouncements

Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) - In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. Effective October 1, 2021, the Company transitioned all of its GBP borrowings from LIBOR to the Sterling Overnight Index Average ("SONIA") rate. Effective June 29, 2022, the Company transitioned all of its U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The modified rate had no impact on the Company's consolidated statements of operations. See Note 9 for further discussion.

Recently issued accounting pronouncements not yet effective

ASU 2016-02, Leases ("ASU 2016-02") - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has completed the process of gathering a complete inventory of its lease contracts. The majority of leases are for real property (land and buildings), which the Company has determined will be treated as operating leases under this ASU. The Company has also identified the population of leases that are determined to be short term and will be scoped out of consideration for this ASU. The Company anticipates recording a material right-of-use asset and related lease liability for the scoped-in leases derived from the present value of future minimum lease payments, but does not expect its expense recognition pattern to change. Therefore, the Company does not anticipate a material change to its consolidated statements operations or cash flows as a result of adopting this ASU. The Company plans to adopt the guidance in its Form 10-K for the year ended October 31, 2022, with an effective date of adoption of November 1, 2021.

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”) - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for smaller reporting companies with fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the guidance during the first quarter of the fiscal year ending October 31, 2024. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

Note 5. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its ABL credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The carrying values of the Company's capital lease obligations represent fair value.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  July 31, 2022 and at  October 31, 2021 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	July 31,		October 31,
	2022		2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$375,000	$337,500	$375,000	$390,938
Capital lease obligations	$304	$304	$381	$381

Warrants

At  July 31, 2022 and October 31, 2021, there were 13,017,677 and 13,017,777 public warrants and no private warrants outstanding, respectively. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  July 31, 2022 and at  October 31, 2021 are comprised of the following:

	July 31,	October 31,
(in thousands)	2022	2021
Prepaid insurance	$2,518	$949
Prepaid licenses and deposits	715	360
Prepaid rent	358	331
Other current assets and prepaids	2,087	2,470
Total prepaid expenses and other current assets	$5,678	$4,110

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at  July 31, 2022 and at  October 31, 2021 are comprised of the following:

	July 31,	October 31,
(in thousands)	2022	2021
Land, building and improvements	$27,124	$27,062
Capital leases—land and buildings	828	828
Machinery and equipment	441,164	374,034
Transportation equipment	6,064	2,935
Furniture and office equipment	2,873	2,880
Property, plant and equipment, gross	478,053	407,739
Less accumulated depreciation	(92,806)	(69,968)
Property, plant and equipment, net	$385,247	$337,771

Depreciation expense for the three and nine-month periods ended July 31, 2022 was $8.7 million and $25.5 million, respectively. Depreciation expense for the three and nine-month periods ended July 31, 2021 was $7.2 million and $21.2 million, respectively. Depreciation expense related to revenue producing machinery and equipment is recorded in cost of operations and an immaterial amount of depreciation expense related to the Company's capital leases and furniture and fixtures is included in general and administrative expenses in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the nine-month period ended July 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters. Additional impairments  may be recorded based on events and circumstances, including those related to COVID-19 discussed in Note 1.

The following table summarizes the composition of intangible assets at  July 31, 2022 and at October 31, 2021:

	July 31,
	2022
	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$193,105	$-	$(107,365)	$785	$86,525
Trade name	5,117	-	(2,006)	137	3,248
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500
Assembled workforce	1,450	-	(324)	-	1,126
Noncompete agreements	200	-	(132)	-	68
Total intangibles	$255,372	$(5,000)	$(109,827)	$922	$141,467

	October 31,
	2021
	Gross			Foreign Currency	Net
	Carrying		Accumulated	Translation	Carrying
(in thousands)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship	$195,220	$-	$(91,169)	$(539)	$103,512
Trade name	5,748	-	(1,598)	(71)	4,079
Trade name (indefinite life)	55,500	(5,000)	-	-	50,500
Assembled workforce	350	-	-	-	350
Noncompete agreements	200	-	(102)	-	98
Total intangibles	$257,018	$(5,000)	$(92,869)	$(610)	$158,539

Amortization expense for the three and nine-month periods ended July 31, 2022 was $5.5 million and $17.0 million, respectively. Amortization expense for the three and nine-month periods ended July 31, 2021 was $6.7 million and $20.5 million, respectively. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2022 (excluding the period from November 1, 2021 to July 31, 2022)	$5,476
2023	17,883
2024	14,382
2025	11,294
2026	9,204
Thereafter	32,728
Total	$90,967

The changes in the carrying value of goodwill by reportable segment for the nine-month periods ended July 31, 2022 and 2021 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	2,011	-	2,011
Balance at July 31, 2021	$147,482	$28,550	$49,133	$225,165

Balance at October 31, 2021	$147,482	$28,085	$49,133	$224,700
Foreign currency translation	-	(3,085)	-	$(3,085)
Balance at July 31, 2022	$147,482	$25,000	$49,133	$221,615

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

On July 29, 2022, the ABL Facility was amended to, among other changes, increase the maximum revolver borrowings available to be drawn thereunder from $125.0 million to $160.0 million and increase the letter of credit sublimit from $7.5 million to $10.5 million. The ABL Facility also provides for an uncommitted accordion feature under which the ABL borrowers can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $35.0 million in incremental commitments was provided by JPMorgan Chase Bank, N.A.

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

The outstanding principal amount of the Senior Notes as of  July 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended, are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $160.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $10.5 million and for swing loan borrowings of up to $10.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	All loans advanced will mature and be due and payable in full on January 28, 2026;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●

Through September 30, 2021, borrowings in GBP bore interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin of 1.25%. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;

●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin of 2.25%. After June 29, 2022, borrowings in U.S. Dollars bear interest at the SOFR rate plus an applicable margin currently set at 2.0000%. The applicable margins for SOFR are subject to a step down of 0.25% based on excess availability levels;
●	The unused line fee percentage is 25 basis points if the quarterly average amount drawn is greater than 50% of the borrowing availability; 50 basis points if the quarterly average amount drawn is less than 50% of borrowing availability;
●	US ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	UK ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned UK subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions;
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of  July 31, 2022 was $16.9 million and as of that date, the Company was in compliance with all debt covenants.

As of July 31, 2022, we had $131.7 million of available borrowing capacity under the ABL Facility.

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

As discussed above, all outstanding borrowings under the Term Loan Agreement were repaid on January 28, 2021. The pay-off of the term loan were treated as a debt extinguishment while the amended ABL Facility was treated as a debt modification. In accordance with debt extinguishment accounting rules, the Company recorded $15.5 million in debt extinguishment costs related to the write-off of all unamortized deferred debt issuance costs that were related to the term loan and capitalized $7.0 million of debt issuance costs related to the Senior Notes. For the amendments to the ABL Facility, the Company capitalized $1.5 million of debt issuance costs related to this amendment. The Company capitalized an additional $0.3 million of debt issuance costs related to the July 29, 2022 ABL Facility amendment.

The table below is a summary of the composition of the Company’s debt balances at  July 31, 2022 and at October 31, 2021.

	July 31,	October 31,
(in thousands)	2022	2021
Revolving loan (short term)	$16,884	$990
Senior notes - all long term	375,000	375,000
Total debt, gross	391,884	375,990
Less unamortized deferred financing costs offsetting long term debt	(4,872)	(5,916)
Total debt, net of unamortized deferred financing costs	$387,012	$370,074

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  July 31, 2022 and at October 31, 2021:

	July 31,	October 31,
(in thousands)	2022	2021
Accrued vacation	$2,503	$1,967
Accrued payroll	513	1,727
Accrued bonus	3,163	3,593
Accrued employee-related taxes	2,818	4,606
Other accrued	337	333
Total accrued payroll and payroll expenses	$9,334	$12,226

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  July 31, 2022 and at October 31, 2021:

	July 31,	October 31,
(in thousands)	2022	2021
Accrued insurance	$8,920	$7,473
Accrued interest	11,275	5,627
Accrued equipment purchases	9,092	4,955
Accrued sales and use tax	1,562	690
Accrued property taxes	763	917
Accrued professional fees	1,285	1,134
Other	3,101	3,144
Total accrued expenses and other liabilities	$35,998	$23,940

Note 12. Income Taxes

For the third fiscal quarter ended July 31, 2022, the Company recorded an income tax expense of $2.5 million on pretax income of $17.0 million. For the same quarter a year ago, the Company recorded an income tax expense of $1.7 million on pretax income of $6.3 million. For the first nine months of fiscal year 2022, the Company recorded an income tax expense of $3.0 million on pretax income of $24.7 million. For the same period a year ago, the Company recorded an income tax benefit of $0.8 million on pretax loss of $19.3 million. The effective tax rate for the three and nine-month periods ended July 31, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

At  July 31, 2022 and October 31, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $72.2 million and $70.6 million, respectively. Included in deferred tax assets at  July 31, 2022 and  October 31, 2021 were net operating loss carryforwards of $17.8 million. The Company has a valuation allowance of $0.1 million as of both  July 31, 2022 and  October 31, 2021 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

Note 13. Commitments and Contingencies

Insurance

As of  July 31, 2022 and October 31, 2021, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $5.7 million and $4.5 million, as of  July 31, 2022 and October 31, 2021, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  July 31, 2022 and October 31, 2021, the Company had accrued $3.2 million and $1.6 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc.

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

Letters of credit

The ABL Facility provides for up to $10.5 million of standby letters of credit. As of July 31, 2022, total outstanding letters of credit totaled $3.0 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. After the completion of the warrant exchange and as of July 31, 2022, there were 13,017,777 and 13,017,677 public warrants outstanding, respectively.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of July 31, 2022, the additional cumulative amount totaled $6.6 million, which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

Share Repurchase Program

In June 2022, the Board of Directors approved a share repurchase program that authorizes the repurchase of up to $10 million of the Company’s Class A common stock through June 15, 2023. The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by CPH’s management.

For the three and nine-month periods ended July 31, 2022 the Company purchased an aggregate of 62,850 shares of our common stock for a total of $0.4 million resulting in an average price per share of $6.09.

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

Included in the table below is a summary of the unvested awards outstanding at July 31, 2022, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date that expense will be recognized through. The total stock compensation expense recognized for restricted stock awards for the three-month periods ended  July 31, 2022 and 2021 was $1.2 million and $1.1 million, respectively. The total stock compensation expense recognized for stock options for the three-month periods ended  July 31, 2022 and 2021 was $0.2 million. The total stock compensation expense recognized for restricted stock awards for the nine-month periods ended July 31, 2022 and 2021 was $3.7 million and $4.6 million, respectively. The total stock compensation expense recognized for stock options for the nine-month periods ended July 31, 2022 and 2021 was $0.5 million and $0.6 million, respectively. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards, vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

During the first quarter of fiscal 2022, the Company granted 69,491 stock awards that have a market-based vesting condition. The assumptions used in the Monte Carlo Simulation for these grants were stock price on date of grant, a price target expiration date of December 6, 2023, expected volatility of 73% and a risk-free interest rate of 0.5%. No equity-based awards were granted during the second or third quarter of fiscal 2022.

Location	Type of Award	Shares Unvested at July 31, 2022	Weighted Average Fair Value	Unrecognized Compensation Expense at July 31, 2022	Date Expense will be Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	640,797	$5.98	$2,351,705	12/6/2023
U.S.	$6 Market/Time- Based	100,462	$3.86	$-	10/29/2020
U.S.	$6 Market/Time- Based	190,208	$8.65	$290,379	3/29/2023	*
U.S.	$6 Market/Time- Based	190,219	$8.65	$564,972	3/29/2024	*
U.S.	$8 Market/Time- Based	150,697	$3.46	$-	10/29/2020
U.S.	$8 Market/Time- Based	190,209	$7.45	$32,300	8/23/2022	**
U.S.	$8 Market/Time- Based	190,209	$7.45	$369,730	8/23/2023	**
U.S.	$8 Market/Time- Based	190,218	$7.45	$562,619	8/23/2024	**
U.S.	$10 Market/Time- Based	150,706	$3.15	$-	10/29/2020
U.S.	$10 Market/Time- Based	187,591	$6.46	$243,003	7/9/2023
U.S.	$10 Market/Time- Based	187,587	$6.46	$425,064	7/9/2024
U.S.	$10 Market/Time- Based	187,603	$6.46	$552,270	7/9/2025
U.S.	$13 Market/Time- Based	433	$4.47	$-	5/4/2022
U.S.	$13 Market/Time- Based	433	$4.47	$361	5/4/2023
U.S.	$13 Market/Time- Based	434	$4.47	$674	5/4/2024
U.S.	$16 Market/Time- Based	433	$3.85	$36	8/27/2022
U.S.	$16 Market/Time- Based	433	$3.85	$408	8/27/2023
U.S.	$16 Market/Time- Based	434	$3.85	$644	8/27/2024
U.S.	$19 Market/Time- Based	433	$3.34	$122	11/19/2022
U.S.	$19 Market/Time- Based	433	$3.34	$408	11/19/2023
U.S.	$19 Market/Time- Based	434	$3.34	$595	11/19/2024
U.S.	$10 Market/Time- Based	4,635	$7.28	$11,879	1/31/2023
U.S.	$10 Market/Time- Based	4,635	$7.28	$20,865	1/31/2024
U.S.	$10 Market/Time- Based	4,634	$7.28	$24,615	1/31/2025
U.S.	$10 Market/Time- Based	18,703	$6.83	$74,590	6/30/2023
U.S.	$10 Market/Time- Based	18,711	$6.83	$95,370	6/30/2024
U.S.	$10 Market/Time- Based	18,714	$6.83	$104,470	6/30/2025
U.K.	Time Based Only	90,431	$5.75	$298,554	12/6/2023
U.K.	$6 Market/Time- Based	19,257	$3.85	$-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	$8.36	$42,173	3/29/2023	*
U.K.	$6 Market/Time- Based	27,901	$8.36	$81,781	3/29/2024	*
U.K.	$8 Market/Time- Based	28,885	$3.45	$-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	$7.20	$4,711	8/23/2022	**
U.K.	$8 Market/Time- Based	27,892	$7.20	$53,591	8/23/2023	**
U.K.	$8 Market/Time- Based	27,901	$7.20	$81,338	8/23/2024	**
U.K.	$10 Market/Time- Based	28,886	$3.14	$-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	$6.24	$35,387	7/9/2023
U.K.	$10 Market/Time- Based	27,892	$6.24	$61,544	7/9/2024
U.K.	$10 Market/Time- Based	27,901	$6.24	$79,786	7/9/2025
U.K.	$10 Market/Time- Based	750	$6.83	$2,991	6/30/2023
U.K.	$10 Market/Time- Based	750	$6.83	$3,823	6/30/2024
U.K.	$10 Market/Time- Based	750	$6.83	$4,187	6/30/2025
Total		3,023,320		$6,476,945

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

*	The $6.00 market condition price target was achieved on March 29, 2021, and on such date, the remaining unrecognized expense for these awards is being accelerated over the new requisite service period.
**	The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards is being accelerated over the new requisite service period.

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

At July 31, 2022, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 2.6million outstanding unvested restricted stock awards, (3) 1.2 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effect of the 13.0 million warrants was excluded from the calculation of diluted net income per share for the three and nine-month period ended July 31, 2022, as its impact would have been anti-dilutive. The dilutive effect of the 2.5 million shares of preferred stock was excluded from the calculation of the diluted net income per share for the nine-month period ended  July 31, 2022 as its impact would have been anti-dilutive. The dilutive effects of the 2.5 million shares of preferred stock and 13.0 million warrants were excluded from the calculation of diluted net income per share for the three-month period ended July 31, 2021, as their impact would have been anti-dilutive. For the nine-month period ended July 31, 2021, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

The table below shows our basic and diluted EPS calculations for the three and nine-month periods ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$14,496	$4,638	$21,664	$(18,505)
Less: Accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)
Less: Undistributed earnings allocated to participating securities	(653)	(221)	(1,007)	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$13,402	$3,892	$19,348	$(20,035)
Add back: Undistributed earning allocated to participating securities	653	221	1,007	-
Add back: Accretion of liquidation preference on preferred stock	441	-	-	-
Less: Undistributed earnings reallocated to participating securities	(643)	(217)	(991)	-
Numerator for diluted earnings (loss) per share	$13,853	$3,896	$19,364	$(20,035)

Weighted average shares (denominator):
Weighted average shares - basic	54,012,404	53,522,089	53,859,874	53,377,032
Weighted average shares - diluted	57,286,563	54,547,494	54,772,441	53,377,032

Basic earnings (loss) per share	$0.25	$0.07	$0.36	$(0.38)
Diluted earnings (loss) per share	$0.24	$0.07	$0.35	$(0.38)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Revenue
U.S. Concrete Pumping	$77,352	$58,025	$212,189	$166,509
U.K. Operations	14,417	12,652	39,980	34,285
U.S. Concrete Waste Management Services	12,813	10,122	34,551	27,552
Corporate	625	625	1,875	1,875
Intersegment	(738)	(663)	(2,197)	(2,167)
Total revenue	$104,469	$80,761	$286,398	$228,054

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
EBITDA
U.S. Concrete Pumping	$21,495	$17,178	$52,524	$30,419
U.K. Operations	3,197	3,381	8,619	8,794
U.S. Concrete Waste Management Services	4,976	4,837	13,398	11,542
Corporate	8,045	885	11,769	(9,318)
Total EBITDA	$37,713	$26,281	$86,310	$41,437

Consolidated EBITDA reconciliation
Net income (loss)	$14,496	$4,638	$21,664	$(18,505)
Interest expense, net	6,517	6,153	19,126	19,082
Income tax expense (benefit)	2,510	1,652	3,015	(826)
Depreciation and amortization	14,190	13,838	42,505	41,686
Total EBITDA	$37,713	$26,281	$86,310	$41,437

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
U.S. Concrete Pumping	$9,927	$9,206	$29,615	$27,885
U.K. Operations	1,881	2,042	5,892	6,124
U.S. Concrete Waste Management Services	2,170	2,379	6,361	7,050
Corporate	212	211	637	627
Total depreciation and amortization	$14,190	$13,838	$42,505	$41,686

Interest expense, net
U.S. Concrete Pumping	$(5,795)	$(5,347)	$(16,879)	$(16,717)
U.K. Operations	(722)	(806)	(2,247)	(2,365)
Total interest expense, net	$(6,517)	$(6,153)	$(19,126)	$(19,082)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$20	$111	$59	$15,705
Total transaction costs including transaction-related debt extinguishment	$20	$111	$59	$15,705

Total assets by segment for the periods presented are as follows:

	July 31,	October 31,
(in thousands)	2022	2021
Total assets
U.S. Concrete Pumping	$628,504	$591,820
U.K. Operations	103,481	109,631
U.S. Concrete Waste Management Services	153,092	145,199
Corporate	28,004	26,648
Intersegment	(88,613)	(80,633)
Total assets	$824,468	$792,665

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long-lived tangible assets as of  July 31, 2022 and  October 31, 2021 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Revenue by geography
U.S.	$90,052	$68,109	$246,418	$193,769
U.K.	14,417	12,652	39,980	34,285
Total revenue	$104,469	$80,761	$286,398	$228,054

	July 31,	October 31,
(in thousands)	2022	2021
Long-lived tangible assets
U.S.	$332,236	$285,307
U.K.	53,011	52,464
Total long lived assets	$385,247	$337,771

Note 18. Subsequent Events

On August 22, 2022, the Company acquired Coastal Carolina Pumping, Inc. ("Coastal"), a concrete pumping service provider headquartered in Charlotte, North Carolina, with additional locations across North Carolina, South Carolina, and Florida, for a purchase price of $31.0 million, which was paid using cash on hand. As of the date of issuance of the Company's interim financial statements, the purchase price allocation for this transaction has not yet been completed.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse effects of the coronavirus ("COVID-19") pandemic on our business, the economy and the markets we serve;
●	the length and severity of, and the pace of recovery following, the COVID-19 pandemic;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;
●	the adverse impact of recent inflationary pressures, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic, on our business, including significant increases in fuel costs;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition;
●	other factors as described in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on January 12, 2022.

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

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including (1) our fiscal 2018 acquisition of Richard O’Brien Companies and its affiliates, which solidified our presence in the Colorado and Phoenix, Arizona markets, (2) our fiscal 2019 acquisition of Capital, which provided us with complementary assets and operations and significantly expanded our geographic footprint and business in Texas, (3) our fiscal 2021 acquisition of Hi-Tech Concrete Pumping Services (“Hi-Tech”), which added complementary assets in our Texas market, (4) our fiscal 2022 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”), which provided us with complementary assets and operations in both Georgia and Texas, and (5) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August of 2022, which expanded our operations in the Carolinas and Florida.

U.S. Concrete Pumping

All businesses operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these companies do not contract to purchase, mix, or deliver concrete. As of July 31, 2022, this segment collectively has approximately 95 branch locations across 20 states with their corporate headquarters in Denver, Colorado.

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

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 18 operating locations across the U.S. with its corporate headquarters in Denver, Colorado.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation, significant increases in fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate. For example, the COVID-19 pandemic rapidly changed market and economic conditions globally beginning in March 2020 and may continue to create significant uncertainty in the macroeconomic environment. To date, the COVID-19 pandemic has negatively impacted our revenue volumes primarily in the U.K. and certain markets in the U.S. As of the third quarter of fiscal 2022, revenue volumes have largely recovered in a number of our markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted our operations in certain markets.

With respect to our financial condition, impairments may be recorded as a result of such events and circumstances, including those related to COVID-19 discussed above. As previously reported during fiscal 2020, the Company reported goodwill intangible charges, but no impairments were identified through July 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

Furthermore, as referenced above, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has attempted to increase the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices have had a material impact on our results of operations for the three and six-month periods ending July 31, 2022. We will continue to monitor and adapt our strategic approach as the crisis and its impacts persist.

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
(dollars in thousands)	2022	2021	2022	2021

Revenue	$104,469	$80,761	$286,398	$228,054

Cost of operations	61,135	43,548	170,000	127,676
Gross profit	43,334	37,213	116,398	100,378
Gross margin	41.5%	46.1%	40.6%	44.0%

General and administrative expenses	27,227	24,951	82,497	73,812
Transaction costs	20	111	59	195
Income from operations	16,087	12,151	33,842	26,371

Other income (expense):
Interest expense, net	(6,517)	(6,153)	(19,126)	(19,082)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	7,420	260	9,894	(11,195)
Other income, net	16	32	69	85
Total other expense	919	(5,861)	(9,163)	(45,702)

Income (loss) before income taxes	17,006	6,290	24,679	(19,331)

Income tax expense (benefit)	2,510	1,652	3,015	(826)

Net income (loss)	14,496	4,638	21,664	(18,505)

Less accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)
Income (loss) available to common shareholders	$14,055	$4,113	$20,355	$(20,035)

Three Months Ended July 31, 2022

For the three months ended July 31, 2022, our net income was $14.5 million, as compared to net income of $4.6 million in same period a year ago. The improvement was due to (1) a 29.4% year-over-year increase in revenue due to recent acquisitions and organic growth and (2) a $7.2 million year-over-year change in fair value of warrant liabilities, which reflected a gain of $7.4 million in the third quarter of 2022 versus a gain of $0.3 million in the third quarter of fiscal 2021. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, and increased fuel costs due to inflation.

Nine Months Ended July 31, 2022

For the nine months ended July 31, 2022, our net income was $21.7 million, as compared to a net loss of $18.5 million in same period a year ago. The improvement was due to (1) a 25.6% year-over-year increase in revenue due to recent acquisitions and organic growth, (2) a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter and (3) a $21.1 million year-over-year change in fair value of warrant liabilities, which reflected a gain of $9.9 million in the fiscal 2022 period as compared  to expense of $11.2 million in the fiscal 2021 period. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, increased fuel costs due to inflation described above as well as an income tax benefit of $3.0 million in fiscal 2022 compared to an income tax expense of $0.8 million in fiscal 2021.

Total Assets

Total assets increased from $792.7 million as of October 31, 2021 to $824.5 million as of July 31, 2022. The increase was primarily due to the acquisition of Pioneer.

	July 31,	October 31,
(in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$628,504	$591,820
U.K. Operations	103,481	109,631
U.S. Concrete Waste Management Services	153,092	145,199
Corporate	28,004	26,648
Intersegment	(88,613)	(80,633)
	$824,468	$792,665

Revenue

	Three Months Ended July 31,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$77,352	$58,025	$19,327	33.3%
U.K. Operations	14,417	12,652	1,765	14.0%
U.S. Concrete Waste Management Services	12,813	10,122	2,691	26.6%
Corporate	625	625	-	0.0%
Intersegment	(738)	(663)	(75)	11.3%
Total revenue	$104,469	$80,761	$23,708	29.4%

	Nine Months Ended July 31,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$212,189	$166,509	$45,680	27.4%
U.K. Operations	39,980	34,285	5,695	16.6%
U.S. Concrete Waste Management Services	34,551	27,552	6,999	25.4%
Corporate	1,875	1,875	-	0.0%
Intersegment	(2,197)	(2,167)	(30)	1.4%
Total revenue	$286,398	$228,054	$58,344	25.6%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 33.3%, or $19.3 million, from the fiscal 2021 third quarter to the fiscal 2022 third quarter. For the nine months ended July 31, 2022, revenue for our U.S. Concrete Pumping segment increased by 27.4%, or $45.7 million, from the nine months ended July 31, 2021. The increase in revenue for both periods was attributable to (1) the acquisitions of Hi-Tech and Pioneer, which collectively contributed $7.2 million and $20.8 million of the increase for the three and nine-month periods ended July 31, 2022, respectively, and (2) robust organic improvements in most of our other markets as a result of higher volumes and rate per hour increases.

U.K. Operations

Revenue for our U.K. Operations segment increased by 14.0%, or $1.8 million, from the fiscal 2021 third quarter to the fiscal 2022 third quarter. Excluding the impact from foreign currency translation, revenue was up 28.4% year over year. For the nine months ended July 31, 2022, revenue for our U.K. Operations segment increased by 16.6%, or $5.7 million, from the nine months ended July 31, 2021. Excluding the impact from foreign currency translation, revenue was up 23.7% year over year. The increase in revenue during both periods was attributable to the continued recovery from COVID-19, which started in the fiscal 2021 first quarter, and rate per job increases across the U.K. region.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment increased by 26.6%, or $2.7 million, from the fiscal 2021 third quarter to the fiscal 2022 third quarter. For the nine months ended July 31, 2022, revenue for the U.S. Concrete Waste Management Services segment increased by 25.4%, or $7.0 million, from the nine months ended July 31, 2021. The increase in revenue during both periods was primarily due to organic growth, pricing improvements and continued recovery from the impacts of the pandemic.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. All activity in our Corporate segment is related to the intercompany leasing of real estate to certain of our U.S. Concrete Pumping branches. This revenue is eliminated in consolidation through the Intersegment line included above.

Gross Margin

Gross margin for the fiscal 2022 third quarter declined 460 basis points from 46.1% in the fiscal 2021 third quarter to 41.5% in the fiscal 2022 third quarter. For the nine months ended July 31, 2022, gross margin was 40.6%, down 340 basis points from 44.0% in the same period of fiscal 2021. While we have seen continued improvements in pricing per hour, inflationary pressures seen throughout the U.S. and U.K., specifically around labor and fuel costs, drove the decline in gross margin.

General and Administrative Expenses

G&A expenses for the fiscal 2022 third quarter were $27.2 million, up $2.2 million from $25.0 million in the fiscal 2021 third quarter. As a percent of revenue, G&A expenses were 26.1% for the fiscal 2022 third quarter compared to 30.9% in the fiscal 2021 third quarter. The increase in G&A expenses was primarily due to higher labor and health insurance costs due to additional personnel that joined the Company as a result of the recent acquisitions. This was offset slightly by lower amortization of intangible assets expense of $1.2 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $3.4 million year-over-year due to higher labor and health insurance costs.

G&A expenses for the first nine months of fiscal 2022 were $82.5 million, up $8.7 million from $73.8 million in the first nine months of fiscal 2021. As a percent of revenue, G&A expenses were 28.8% for the first nine months of fiscal 2022 compared to 32.4% in the same period a year ago. The increase in G&A expenses was primarily due to (1) higher health insurance and labor costs of approximately $6.7 million primarily due to additional personnel that joined the Company as a result of recent acquisitions, (2) an additional $2.0 million related to fluctuations in the GBP, and (3) higher other G&A-related expenses of $3.3 million, which primarily is from higher automotive, travel, meals and entertainment, office and rent expense due to recent acquisitions. This was offset slightly by lower amortization of intangible assets expense of $3.6 million and lower stock-based compensation expense of $1.1 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $13.4 million year-over-year.

Change in Fair Value of Warrant Liabilities

During each of the three and nine-month periods ended July 31, 2022, we recognized a $7.2 million gain and a $21.1 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. The changes seen in the fair value remeasurement of the public warrants for all periods presented is due to changes in the Company's share price during the respective periods.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. There were no significant transaction costs incurred during the three and nine-month periods ended July 31, 2022.

On January 28, 2021, we (1) closed on our private offering of $375.0 million in aggregate principal amount of senior secured second lien notes due 2026, (2) amended and restated our existing ABL Facility to provide up to $125.0 million (previously $60.0 million) of commitments and (3) repaid all outstanding indebtedness under our then-existing term loan agreement, dated December 6, 2018. The $15.5 million in debt extinguishment costs incurred relate to the write-off of all unamortized deferred debt issuance costs that were related to the fully paid term loan.

Interest Expense, Net

Interest expense, net for the three months ended July 31, 2022 was $6.5 million, up $0.3 million from $6.2 million in the third quarter of fiscal 2021. Interest expense, net for each of the nine month periods ended July 31, 2022 and 2021 was $19.1 million.

Income Tax (Benefit) Provision

For the third fiscal quarter ended  July 31, 2022, the Company recorded income tax expense of $ 2.5 million on pretax income of $ 17.0 million. For the same quarter a year ago, the Company recorded an income tax expense of $ 1.7 million on a pretax income of $ 6.3 million. For the first nine months of fiscal 2022, the Company recorded an income tax expense of $ 3.0 million on pretax income of $ 24.7 million. For the same period a year ago, the Company recorded an income tax benefit of $ 0.8 million on pretax loss of $ 19.3 million. The effective tax rate for the  three and nine months ended July 31, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended July 31,		Three Months Ended July 31,		Change
(in thousands, except percentages)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$4,332	$1,844	$22,379	$18,403	$3,976	21.6%
U.K. Operations	441	384	3,955	4,087	(132)	-3.2%
U.S. Concrete Waste Management Services	2,010	1,832	5,681	5,334	347	6.5%
Corporate	7,713	578	625	625	-	0.0%
Total	$14,496	$4,638	$32,640	$28,449	$4,191	14.7%

	Net Income (Loss)		Adjusted EBITDA
	Nine Months Ended July 31,		Nine Months Ended July 31,		Change
(in thousands)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$5,292	$(11,759)	$56,163	$49,995	$6,168	12.3%
U.K. Operations	358	254	11,017	10,948	69	0.6%
U.S. Concrete Waste Management Services	5,205	3,282	15,233	13,037	2,196	16.8%
Corporate	10,809	(10,282)	1,875	1,877	(2)	-0.1%
Total	$21,664	$(18,505)	$84,288	$75,857	$8,431	11.1%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $22.4 million for the three months ended July 31, 2022, up 21.6% from $18.4 million for the same period in fiscal 2021. For the nine months ended July 31, 2022, Adjusted EBITDA for our U.S. Concrete Pumping segment was $56.2 million, up 12.3% from $50.0 million from the same period in fiscal 2021. The year-over-year increases for the three and nine-month periods were primarily attributable to the year-over-year increase in revenue discussed previously and was partly offset by the inflationary margin pressures discussed previously.

U.K. Operations

Adjusted EBITDA for our U.K. Operations segment was $4.0 million for the three months ended July 31, 2022, down slightly from $4.1 million for the same period in fiscal 2021. For both the nine month periods ended July 31, 2022 and July 31, 2021, Adjusted EBITDA remained flat for the U.K. Operations segment at $11.0 million. Despite the improvements in revenue, inflationary pressures, specifically for fuel and labor costs, resulted in Adjusted EBITDA declining slightly for the three month period and remaining flat for the nine month period ending July 31, 2022.

U.S. Concrete Waste Management Services

Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $5.7 million for the three months ended July 31, 2022, up 6.5% from $5.3 million for the same period in fiscal 2021. For the nine months ended July 31, 2022, Adjusted EBITDA for our U.S Concrete Waste Management Services segment was $15.2 million, up 16.8% from $13.0 million for the same period in fiscal 2021. The year-over-year increases for the three and nine-month periods were primarily attributable to the year-over-year increase in revenue discussed previously and was partly offset by the inflationary margin pressures being experienced by all of our segments.

Corporate

There was no movement in Adjusted EBITDA for our Corporate segment for both periods presented. Any year-over-year changes for our Corporate segment is primarily related to the allocation of overhead costs.

Liquidity and Capital Resources

Overview

We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital, Pioneer and others. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $160.0 million, subject to a borrowing base limitation. As of July 31, 2022, we had $2.4 million of cash and cash equivalents and $131.7 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $134.1 million.

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

Senior Notes and ABL Facility

On July 29, 2022, the ABL Facility was amended to, among other changes, increase the maximum revolver borrowings available to be drawn thereunder from $125.0 million to $160.0 million and increase the letter of credit sublimit from $7.5 million to $10.5 million. The ABL Facility also provides for an uncommitted accordion feature under which the ABL Borrowers can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $35.0 million in incremental commitments was provided by JPMorgan Chase Bank, N.A.

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

The outstanding principal amount of Senior Notes as of July 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended, are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $160.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $10.5 million and for swing loan borrowings of up to $10.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	All loans advanced will mature and be due and payable in full on January 28, 2026;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through September 30, 2021, borrowings in GBP bore interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin of 1.25%. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;
●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate or (2) a base rate, in each case plus an applicable margin of 2.25%. After June 29, 2022, borrowings in U.S. Dollars bear interest at the SOFR rate plus an applicable margin currently set at 2.0000%. The applicable margins for SOFR are subject to a step down of 0.25% based on excess availability levels;
●	The unused line fee percentage is 25 basis points if the quarterly average amount drawn is greater than 50% of the borrowing availability; 50 basis points if the quarterly average amount drawn is less than 50% of borrowing availability;
●	US ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	UK ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned UK subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of July 31, 2022 was $16.9 million and the Company was in compliance with all debt covenants thereunder.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the nine months ended July 31, 2022 was $53.7 million. The Company had net income of $21.7 million that included a decrease of $2.7 million in our net deferred income taxes, a gain on sale of assets of $1.5 million, and significant non-cash charges totaling $38.2 million as follows: (1) depreciation of $25.5 million, (2) amortization of intangible assets of $17.0 million, (3) amortization of deferred financing costs of $1.4 million, (4) stock-based compensation expense of $4.2 million, and (5) a $9.9 million decrease in the fair value of warrant liabilities. In addition, we had cash inflows primarily related to an increase of $7.4 million in accrued payroll, accrued expenses and other current liabilities. This was offset by net cash outflows primarily related to (1) an increase of $10.8 million in trade receivables, (2) a $1.2 million increase in prepaid expenses and other current assets and (3) a decrease of $2.3 million in accounts payable.

We used $76.2 million to fund investing activities during the nine months ended July 31, 2022. The Company used $81.0 million for the purchase of property, plant and equipment and $1.5 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $6.2 million.

Net cash provided by financing activities was $14.4 million for the nine months ended July 31, 2022. Financing activities during this period primarily included $16.1 million in net borrowings under the Company’s ABL Facility in addition to $1.4 million in outflows for the purchase of treasury stock from stock award vesting activity.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Consolidated
Net income (loss)	$14,496	$4,638	$21,664	$(18,505)
Interest expense, net	6,517	6,153	19,126	19,082
Income tax expense (benefit)	2,510	1,652	3,015	(826)
Depreciation and amortization	14,190	13,838	42,505	41,686
EBITDA	37,713	26,281	86,310	41,437
Transaction expenses	20	111	59	195
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,333	1,258	4,164	5,280
Change in fair value of warrant liabilities	(7,420)	(260)	(9,894)	11,195
Other income, net	(16)	(32)	(69)	(85)
Other adjustments	1,010	1,091	3,718	2,325
Adjusted EBITDA	$32,640	$28,449	$84,288	$75,857

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.S. Concrete Pumping
Net income (loss)	$4,332	$1,844	$5,292	$(11,759)
Interest expense, net	5,795	5,347	16,879	16,717
Income tax expense (benefit)	1,441	781	738	(2,424)
Depreciation and amortization	9,927	9,206	29,615	27,885
EBITDA	21,495	17,178	52,524	30,419
Transaction expenses	20	111	59	195
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,333	1,258	4,164	5,280
Other income, net	(6)	(17)	(43)	(42)
Other adjustments	(463)	(127)	(541)	(1,367)
Adjusted EBITDA	$22,379	$18,403	$56,163	$49,995

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.K. Operations
Net income	$441	$384	$358	$254
Interest expense, net	722	806	2,247	2,365
Income tax expense	153	149	122	51
Depreciation and amortization	1,881	2,042	5,892	6,124
EBITDA	3,197	3,381	8,619	8,794
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(5)	(12)	(11)	(38)
Other adjustments	763	718	2,409	2,192
Adjusted EBITDA	$3,955	$4,087	$11,017	$10,948

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.S. Concrete Waste Management Services
Net income	$2,010	$1,832	$5,205	$3,282
Interest expense, net	-	-	-	-
Income tax expense	796	626	1,832	1,210
Depreciation and amortization	2,170	2,379	6,361	7,050
EBITDA	4,976	4,837	13,398	11,542
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(5)	(3)	(15)	(5)
Other adjustments	710	500	1,850	1,500
Adjusted EBITDA	$5,681	$5,334	$15,233	$13,037

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Corporate
Net income (loss)	$7,713	$578	$10,809	$(10,282)
Interest expense, net	-	-	-	-
Income tax expense	120	96	323	337
Depreciation and amortization	212	211	637	627
EBITDA	8,045	885	11,769	(9,318)
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	(7,420)	(260)	(9,894)	11,195
Other income, net	-	-	-	-
Other adjustments	-	-	-	-
Adjusted EBITDA	$625	$625	$1,875	$1,877

Jobs Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As we are an emerging growth company, we have qualified for and have previously elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company will no longer be an emerging growth company as of October 31, 2022 and will have to adopt and comply with accounting and legal standards for non-emerging growth companies at the filing of our fiscal 2022- 10-K.

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

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of 2022, we repurchased an aggregate of 62,850 shares of our common stock for a total of $0.4 million at an average price of $6.09 per share. The following table reflects issuer purchases of equity securities for the three months ended July 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs [2,3]
May 1, 2022 - May 31, 2022	-	-	-	-
June 1, 2022 - June 30, 2022	27,716	$6.13	27,716	$9,830,101
July 1, 2022 - July 31, 2022	35,134	6.06	35,134	9,617,189
Total	62,850	$6.09	62,850	$9,617,189

(1) Includes commission cost.

(2) Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

(3) In June 2022, our board of directors approved a share repurchase program, which was announced on June 7, 2022, authorizing us to repurchase up to $10.0 million of our common stock from time to time through June 15, 2023.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
10.1

Second Amendment to Amended and Restated ABL Credit Agreement, dated July 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on August 1, 2022).

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

Dated: September 8, 2022