Form 10-Q/A
period 2022-07-31
Concrete Pumping Holdings, Inc.
filed 2022-12-13
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Concrete Pumping Holdings, Inc. (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the period ended July 31, 2022, which was originally filed with the Securities and Exchange Commission on September 8, 2022 (the “Original Report”) to reflect the restatement of the previously issued unaudited consolidated financial statements as of and for the three and nine months ended July 31, 2022.

Background of the Restatement

On December 8, 2022, the Audit Committee of the Board of Directors of the Company concluded that the previously issued unaudited consolidated financial statements of the Company as of and for the three and nine months ended July 31, 2022 (the “Restated Period”) should be restated and, therefore, should no longer be relied upon.

The restatement relates to an understatement of accrued payroll and resulted in a decrease in income (loss) before income taxes of $2.0 million for the three and nine months ended July 31, 2022 (with $1.4 million related to cost of sales wages under “cost of operations” and the remaining $0.6 million related to general and administrative wages under “general and administrative expenses” in the Consolidated Statements of Operations).

The restatement does not impact the Company’s current or historical reported revenue, liquidity, assets, cash and cash equivalents or cash flows from (used in) operating, investing or financing activities.

Internal Control over Financial Reporting

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2022 and concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2022 due to a material weakness in internal control over financial reporting relating to the review of manual journal entries within the financial statement close process. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the foregoing restatement. The following items have been amended:

•Part I, Item 1. Financial Statements

•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, other than the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including the Current Report on Form 8-K filed by the Company on the date hereof.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED July 31, 2022

PART I

ITEM 1.     Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 31,	October 31,
(in thousands, except per share amounts)	2022	2021
	As Restated
Current assets:
Cash and cash equivalents	$2,445	$9,298
Trade receivables, net	58,815	49,034
Inventory	5,006	4,902
Income taxes receivable	391	275
Prepaid expenses and other current assets	5,678	4,110
Total current assets	72,335	67,619

Property, plant and equipment, net	385,247	337,771
Intangible assets, net	141,467	158,539
Goodwill	221,615	224,700
Other non-current assets	1,975	2,168
Deferred financing costs	1,829	1,868
Total assets	$824,468	$792,665

Current liabilities:
Revolving loan	$16,884	$990
Current portion of capital lease obligations	108	103
Accounts payable	9,063	10,706
Accrued payroll and payroll expenses	11,334	12,226
Accrued expenses and other current liabilities	35,998	23,940
Income taxes payable	219	274
Total current liabilities	73,606	48,239

Long term debt, net of discount for deferred financing costs	370,128	369,084
Capital lease obligations, less current portion	196	278
Deferred income taxes	71,702	70,566
Warrant liability	7,030	16,923
Total liabilities	522,662	505,090

Commitments and Contingencies (see Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2022 and October 31, 2021	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,599,833 and 56,564,642 issued and outstanding as of July 31, 2022 and October 31, 2021, respectively	6	6
Additional paid-in capital	378,481	374,272
Treasury stock	(1,856)	(461)
Accumulated other comprehensive income (loss)	(5,056)	3,671
Accumulated deficit	(94,769)	(114,913)
Total stockholders' equity	276,806	262,575

Total liabilities and stockholders' equity	$824,468	$792,665

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
	As		As
	Restated		Restated

Revenue	$104,469	$80,761	$286,398	$228,054
Cost of operations	62,535	43,548	171,400	127,676
Gross profit	41,934	37,213	114,998	100,378

General and administrative expenses	27,827	24,951	83,097	73,812
Transaction costs	20	111	59	195
Income from operations	14,087	12,151	31,842	26,371

Other income (expense):
Interest expense, net	(6,517)	(6,153)	(19,126)	(19,082)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	7,420	260	9,894	(11,195)
Other income, net	16	32	69	85
Total other income (expense)	919	(5,861)	(9,163)	(45,702)

Income (loss) before income taxes	15,006	6,290	22,679	(19,331)

Income tax expense (benefit)	2,030	1,652	2,535	(826)

Net income (loss)	12,976	4,638	20,144	(18,505)

Less accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)

Income (loss) available to common shareholders	$12,535	$4,113	$18,835	$(20,035)

Weighted average common shares outstanding
Basic	54,012,404	53,522,089	53,859,874	53,377,032
Diluted	57,286,563	54,547,494	54,772,441	53,377,032

Net income (loss) per common share
Basic	$0.22	$0.07	$0.33	$(0.38)
Diluted	$0.22	$0.07	$0.33	$(0.38)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
	As		As
	Restated		Restated

Net income (loss)	$12,976	$4,638	$20,144	$(18,505)

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,303)	438	(8,727)	5,607

Total comprehensive income (loss)	$10,673	$5,076	$11,417	$(12,898)

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2020	56,463,992	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	-	672	-	-	-	672
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	6,707	-	-	(330)	-	-	(330)
Net loss	-	-	-	-	-	(12,290)	(12,290)
Foreign currency translation adjustment	-	-	-	-	4,501	-	4,501
Balance at January 31, 2021	56,470,699	$6	$368,353	$(461)	$3,895	$(112,130)	$259,663
Stock-based compensation expense	-	-	3,350	-	-	-	3,350
Forfeiture of restricted stock	(12,020)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	116,507	-	-	-	-	-	-
Net loss	-	-	-	-	-	(10,853)	(10,853)
Foreign currency translation adjustment	-	-	-	-	668	-	668
Balance at April 30, 2021	56,575,186	$6	$371,703	$(461)	$4,563	$(122,983)	$252,828
Stock-based compensation expense	-	-	1,258	-	-	-	1,258
Forfeiture of restricted stock	(8,000)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	-	-	-	-	-	-	-
Net income	-	-	-	-	-	4,638	4,638
Foreign currency translation adjustment	-	-	-	-	438	-	438
Balance at July 31, 2021	56,567,186	$6	$372,961	$(461)	$5,001	$(118,345)	$259,162

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	1,480	-	-	-	1,480
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	135,506	-	2	(534)	-	-	(532)
Net income	-	-	-	-	-	1,183	1,183
Foreign currency translation adjustment	-	-	-	-	(1,440)	-	(1,440)
Balance at January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266
Stock-based compensation expense	-	-	1,351	-	-	-	1,351
Forfeiture of restricted stock	(41,641)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	9,458	-	43	(478)	-	-	(435)
Net income	-	-	-	-	-	5,985	5,985
Foreign currency translation adjustment	-	-	-	-	(4,984)	-	(4,984)
Balance at April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183
Stock-based compensation expense	-	-	1,333	-	-	-	1,333
Forfeiture of restricted stock	(5,907)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	625	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(62,850)	-	-	(383)	-	-	(383)
Net income (As Restated)	-	-	-	-	-	12,976	12,976
Foreign currency translation adjustment	-	-	-	-	(2,303)	-	(2,303)
Balance at July 31, 2022 (As Restated)	56,599,833	$6	$378,481	$(1,856)	$(5,056)	$(94,769)	$276,806

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2022	2021
	As Restated
Net income (loss)	$20,144	$(18,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,547	21,169
Deferred income taxes	2,210	(1,417)
Amortization of deferred financing costs	1,374	1,877
Amortization of intangible assets	16,958	20,517
Stock-based compensation expense	4,164	5,280
Change in fair value of warrant liabilities	(9,894)	11,195
Loss on extinguishment of debt	-	15,510
Net gain on the sale of property, plant and equipment	(1,460)	(1,125)
Net changes in operating assets and liabilities:
Trade receivables, net	(10,784)	475
Inventory	(265)	122
Prepaid expenses and other current assets	(1,206)	(1,331)
Income taxes payable, net	(171)	750
Accounts payable	(2,311)	(93)
Accrued payroll, accrued expenses and other current liabilities	9,421	5,920
Net cash provided by operating activities	53,727	60,344

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,967)	(34,558)
Proceeds from sale of property, plant and equipment	6,197	5,070
Purchases of intangible assets	(1,450)	-
Net cash used in investing activities	(76,220)	(29,488)

Cash flows from financing activities:
Proceeds on long term debt	-	375,000
Payments on long term debt	-	(381,206)
Proceeds on revolving loan	252,925	201,125
Payments on revolving loan	(236,856)	(202,977)
Payment of debt issuance costs	(290)	(8,464)
Payments on capital lease obligations	(76)	(72)
Purchase of treasury stock	(1,394)	(330)
Proceeds on exercise of options	45	-
Net cash provided by (used in) financing activities	14,354	(16,924)
Effect of foreign currency exchange rate on cash	1,286	(464)
Net increase (decrease) in cash and cash equivalents	(6,853)	13,468
Cash and cash equivalents:
Beginning of period	9,298	6,736
End of period	$2,445	$20,204

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

Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the three and nine months ended July 31, 2022, we identified an error whereby the Company understated its payroll accrual by $2.0 million that was material to the three months ended July 31, 2022. As such, the Company has restated its unaudited consolidated interim financial statements for the three and nine month periods ended July 31, 2022. The restatement had no impact on the Company’s net revenue, liquidity, cash and cash equivalents, total assets or cash flows from operating, investing and financing activities.

The following table sets forth the impacted lines in the consolidated balance sheets, including the balances as reported, adjustments and the as-restated balances as of July 31, 2022:

	AS PREVIOUSLY REPORTED		AS RESTATED
	July 31,	Restatement	July 31,
(in thousands)	2022	Adjustment	2022
Accrued payroll and payroll expenses	$9,334	$2,000	$11,334
Total current liabilities	71,606	2,000	73,606
Deferred income taxes	72,182	(480)	71,702
Total liabilities	$521,142	$1,520	$522,662

Accumulated deficit	(93,249)	(1,520)	(94,769)
Total stockholders' equity	$278,326	$(1,520)	$276,806

The following table sets forth the consolidated statements of operations, including the balances as reported, adjustments and the as-restated balances for the three and nine months ended July 31, 2022:

	AS PREVIOUSLY REPORTED		AS RESTATED	AS PREVIOUSLY REPORTED		AS RESTATED
(in thousands, except for per share amounts)	Three Months Ended July 31, 2022	Restatement Adjustment	Three Months Ended July 31, 2022	Nine Months Ended July 31, 2022	Restatement Adjustment	Nine Months Ended July 31, 2022
Revenue	$104,469	$-	$104,469	$286,398	$-	$286,398
Cost of operations	61,135	1,400	62,535	170,000	1,400	171,400
Gross profit	43,334	(1,400)	41,934	116,398	(1,400)	114,998

General and administrative expenses	27,227	600	27,827	82,497	600	83,097
Transaction costs	20	-	20	59	-	59
Income (loss) from operations	16,087	(2,000)	14,087	33,842	(2,000)	31,842

Other income (expense):
Interest expense, net	(6,517)	-	(6,517)	(19,126)	-	(19,126)
Loss on extinguishment of debt	-	-	-	-	-	-
Change in fair value of warrant liabilities	7,420	-	7,420	9,894	-	9,894
Other income, net	16	-	16	69	-	69
Total other income (expense)	919	-	919	(9,163)	-	(9,163)

Income (loss) before income taxes	17,006	(2,000)	15,006	24,679	(2,000)	22,679

Income tax expense (benefit)	2,510	(480)	2,030	3,015	(480)	2,535

Net income	14,496	(1,520)	12,976	21,664	(1,520)	20,144

Less accretion of liquidation preference on preferred stock	(441)	-	(441)	(1,309)	-	(1,309)

Income (loss) available to common shareholders	$14,055	$(1,520)	$12,535	$20,355	$(1,520)	$18,835

Net income (loss) per common share
Basic	$0.25	$(0.03)	$0.22	$0.36	$(0.03)	$0.33
Diluted	$0.24	$(0.02)	$0.22	$0.35	$(0.02)	$0.33

The following table sets forth the impacted lines in the Consolidated Statement of Cash Flows, including the balances as reported, adjustments and the as-restated balances for the nine months ended July 31, 2022:

	AS PREVIOUSLY REPORTED		AS RESTATED
	Nine Months Ended	Restatement	Nine Months Ended
(in thousands)	July 31, 2022	Adjustment	July 31, 2022
Net income	$21,664	$(1,520)	$20,144
Deferred income taxes	2,690	(480)	2,210
Accrued payroll, accrued expenses and other current liabilities	7,421	2,000	9,421
Net cash provided by operating activities	$53,727	$-	$53,727

In addition, the Consolidated Statement of Comprehensive Income, the Consolidated Statement of Changes in Stockholders' Equity and the footnote disclosures impacted by the error have been restated.

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

The table below is a summary of the composition of the Company’s debt balances at  July 31, 2022 and at October 31, 2021.

	July 31,	October 31,
(in thousands)	2022	2021
Revolving loan (short term)	$16,884	$990
Senior notes - all long term	375,000	375,000
Total debt, gross	391,884	375,990
Less unamortized deferred financing costs offsetting long term debt	(4,872)	(5,916)
Total debt, net of unamortized deferred financing costs	$387,012	$370,074

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  July 31, 2022 and at October 31, 2021:

	July 31,	October 31,
	2022	2021
(in thousands)	As Restated
Accrued vacation	$2,503	$1,967
Accrued payroll	2,513	1,727
Accrued bonus	3,163	3,593
Accrued employee-related taxes	2,818	4,606
Other accrued	337	333
Total accrued payroll and payroll expenses	$11,334	$12,226

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  July 31, 2022 and at October 31, 2021:

	July 31,	October 31,
(in thousands)	2022	2021
Accrued insurance	$8,920	$7,473
Accrued interest	11,275	5,627
Accrued equipment purchases	9,092	4,955
Accrued sales and use tax	1,562	690
Accrued property taxes	763	917
Accrued professional fees	1,285	1,134
Other	3,101	3,144
Total accrued expenses and other liabilities	$35,998	$23,940

Note 12. Income Taxes (As Restated)

For the third fiscal quarter ended July 31, 2022, the Company recorded an income tax expense of $2.0 million on pretax income of $15.0 million. For the same quarter a year ago, the Company recorded an income tax expense of $1.7 million on pretax income of $6.3 million. For the first nine months of fiscal year 2022, the Company recorded an income tax expense of $2.5 million on pretax income of $22.7 million. For the same period a year ago, the Company recorded an income tax benefit of $0.8 million on pretax loss of $19.3 million. The effective tax rate for the three and nine-month periods ended July 31, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

At  July 31, 2022 and October 31, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $71.7 million and $70.6 million, respectively. Included in deferred tax assets at  July 31, 2022 and  October 31, 2021 were net operating loss carryforwards of $17.8 million. The Company has a valuation allowance of $0.1 million as of both  July 31, 2022 and  October 31, 2021 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

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

The table below shows our basic and diluted EPS calculations for the three and nine-month periods ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)	As Restated		As Restated
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$12,976	$4,638	$20,144	$(18,505)
Less: Accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)
Less: Undistributed earnings allocated to participating securities	(582)	(221)	(932)	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$11,953	$3,892	$17,903	$(20,035)
Add back: Undistributed earning allocated to participating securities	582	221	932	-
Add back: Accretion of liquidation preference on preferred stock	441	-	-	-
Less: Undistributed earnings reallocated to participating securities	(573)	(217)	(917)	-
Numerator for diluted earnings (loss) per share	$12,403	$3,896	$17,918	$(20,035)

Weighted average shares (denominator):
Weighted average shares - basic	54,012,404	53,522,089	53,859,874	53,377,032
Weighted average shares - diluted	57,286,563	54,547,494	54,772,441	53,377,032

Basic earnings (loss) per share	$0.22	$0.07	$0.33	$(0.38)
Diluted earnings (loss) per share	$0.22	$0.07	$0.33	$(0.38)

Note 17. Segment Reporting

The Company conducts business through the following reportable segments based on geography and the nature of services sold:

●	U.S. Concrete Pumping – Consists of concrete pumping services sold to customers in the U.S. Business in this segment is primarily performed under the Brundage-Bone and Capital tradenames.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Revenue
U.S. Concrete Pumping	$77,352	$58,025	$212,189	$166,509
U.K. Operations	14,417	12,652	39,980	34,285
U.S. Concrete Waste Management Services	12,813	10,122	34,551	27,552
Corporate	625	625	1,875	1,875
Intersegment	(738)	(663)	(2,197)	(2,167)
Total revenue	$104,469	$80,761	$286,398	$228,054

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
(in thousands)	As Restated		As Restated
EBITDA
U.S. Concrete Pumping	$19,495	$17,178	$50,524	$30,419
U.K. Operations	3,197	3,381	8,619	8,794
U.S. Concrete Waste Management Services	4,976	4,837	13,398	11,542
Corporate	8,045	885	11,769	(9,318)
Total EBITDA	$35,713	$26,281	$84,310	$41,437

Consolidated EBITDA reconciliation
Net income (loss)	$12,976	$4,638	$20,144	$(18,505)
Interest expense, net	6,517	6,153	19,126	19,082
Income tax expense (benefit)	2,030	1,652	2,535	(826)
Depreciation and amortization	14,190	13,838	42,505	41,686
Total EBITDA	$35,713	$26,281	$84,310	$41,437

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization
U.S. Concrete Pumping	$9,927	$9,206	$29,615	$27,885
U.K. Operations	1,881	2,042	5,892	6,124
U.S. Concrete Waste Management Services	2,170	2,379	6,361	7,050
Corporate	212	211	637	627
Total depreciation and amortization	$14,190	$13,838	$42,505	$41,686

Interest expense, net
U.S. Concrete Pumping	$(5,795)	$(5,347)	$(16,879)	$(16,717)
U.K. Operations	(722)	(806)	(2,247)	(2,365)
Total interest expense, net	$(6,517)	$(6,153)	$(19,126)	$(19,082)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$20	$111	$59	$15,705
Total transaction costs including transaction-related debt extinguishment	$20	$111	$59	$15,705

Total assets by segment for the periods presented are as follows:

	July 31,	October 31,
(in thousands)	2022	2021
Total assets
U.S. Concrete Pumping	$628,504	$591,820
U.K. Operations	103,481	109,631
U.S. Concrete Waste Management Services	153,092	145,199
Corporate	28,004	26,648
Intersegment	(88,613)	(80,633)
Total assets	$824,468	$792,665

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, “Summary of Significant Accounting Policies,” we have restated our previously issued consolidated financial statements for the three and nine months ended July 31, 2022. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse effects of the coronavirus ("COVID-19") pandemic on our business, the economy and the markets we serve;
●	the length and severity of, and the pace of recovery following, the COVID-19 pandemic;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction;
●	the adverse impact of recent inflationary pressures, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic, on our business, including significant increases in fuel costs;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	the restatement of our financial statements for the quarter ended July 31, 2022 and our ability to establish and maintain effective internal control over financial reporting, including our ability to remediate the existing material weakness in our internal controls;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition;
●	other factors as described in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on January 12, 2022.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
(dollars in thousands)	As Restated		As Restated
Revenue	$104,469	$80,761	$286,398	$228,054

Cost of operations	62,535	43,548	171,400	127,676
Gross profit	41,934	37,213	114,998	100,378
Gross margin	40.1%	46.1%	40.2%	44.0%

General and administrative expenses	27,827	24,951	83,097	73,812
Transaction costs	20	111	59	195
Income from operations	14,087	12,151	31,842	26,371

Other income (expense):
Interest expense, net	(6,517)	(6,153)	(19,126)	(19,082)
Loss on extinguishment of debt	-	-	-	(15,510)
Change in fair value of warrant liabilities	7,420	260	9,894	(11,195)
Other income, net	16	32	69	85
Total other expense	919	(5,861)	(9,163)	(45,702)

Income (loss) before income taxes	15,006	6,290	22,679	(19,331)

Income tax expense (benefit)	2,030	1,652	2,535	(826)

Net income (loss)	12,976	4,638	20,144	(18,505)

Less accretion of liquidation preference on preferred stock	(441)	(525)	(1,309)	(1,530)
Income (loss) available to common shareholders	$12,535	$4,113	$18,835	$(20,035)

Three Months Ended July 31, 2022

For the three months ended July 31, 2022, our net income was $13.0 million, as compared to net income of $4.6 million in same period a year ago. The improvement was due to (1) a 29.4% year-over-year increase in revenue due to recent acquisitions and organic growth and (2) a $7.2 million year-over-year change in fair value of warrant liabilities, which reflected a gain of $7.4 million in the third quarter of 2022 versus a gain of $0.3 million in the third quarter of fiscal 2021. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, and increased fuel costs due to inflation.

Nine Months Ended July 31, 2022

For the nine months ended July 31, 2022, our net income was $20.1 million, as compared to a net loss of $18.5 million in same period a year ago. The improvement was due to (1) a 25.6% year-over-year increase in revenue due to recent acquisitions and organic growth, (2) a $15.5 million loss on extinguishment of debt recorded in the fiscal 2021 first quarter and (3) a $21.1 million year-over-year change in fair value of warrant liabilities, which reflected a gain of $9.9 million in the fiscal 2022 period as compared to expense of $11.2 million in the fiscal 2021 period. These improvements were offset by increased labor costs and depreciation related to recent acquisitions, increased fuel costs due to inflation described above as well as an income tax benefit of $2.5 million in fiscal 2022 compared to an income tax expense of $0.8 million in fiscal 2021.

Total Assets

Total assets increased from $792.7 million as of October 31, 2021 to $824.5 million as of July 31, 2022. The increase was primarily due to the acquisition of Pioneer.

	July 31,	October 31,
(dollars in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$628,504	$591,820
U.K. Operations	103,481	109,631
U.S. Concrete Waste Management Services	153,092	145,199
Corporate	28,004	26,648
Intersegment	(88,613)	(80,633)
	$824,468	$792,665

Revenue

	Three Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$77,352	$58,025	$19,327	33.3%
U.K. Operations	14,417	12,652	1,765	14.0%
U.S. Concrete Waste Management Services	12,813	10,122	2,691	26.6%
Corporate	625	625	-	0.0%
Intersegment	(738)	(663)	(75)	11.3%
Total revenue	$104,469	$80,761	$23,708	29.4%

	Nine Months Ended July 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$212,189	$166,509	$45,680	27.4%
U.K. Operations	39,980	34,285	5,695	16.6%
U.S. Concrete Waste Management Services	34,551	27,552	6,999	25.4%
Corporate	1,875	1,875	-	0.0%
Intersegment	(2,197)	(2,167)	(30)	1.4%
Total revenue	$286,398	$228,054	$58,344	25.6%

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

Gross Margin

Gross margin for the fiscal 2022 third quarter declined 600 basis points from 46.1% in the fiscal 2021 third quarter to 40.1% in the fiscal 2022 third quarter. For the nine months ended July 31, 2022, gross margin was 40.2%, down 380 basis points from 44.0% in the same period of fiscal 2021. While we have seen continued improvements in pricing per hour, inflationary pressures seen throughout the U.S. and U.K., specifically around labor and fuel costs, drove the decline in gross margin.

General and Administrative Expenses

G&A expenses for the fiscal 2022 third quarter were $27.8 million, up $2.8 million from $25.0 million in the fiscal 2021 third quarter. As a percent of revenue, G&A expenses were 26.6% for the fiscal 2022 third quarter compared to 30.9% in the fiscal 2021 third quarter. The increase in G&A expenses was primarily due to higher labor and health insurance costs due to additional personnel that joined the Company as a result of the recent acquisitions. This was offset slightly by lower amortization of intangible assets expense of $1.2 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $4.0 million year-over-year due to higher labor and health insurance costs.

G&A expenses for the first nine months of fiscal 2022 were $83.1 million, up $9.3 million from $73.8 million in the first nine months of fiscal 2021. As a percent of revenue, G&A expenses were 29.0% for the first nine months of fiscal 2022 compared to 32.4% in the same period a year ago. The increase in G&A expenses was primarily due to (1) higher health insurance and labor costs of approximately $7.3 million primarily due to additional personnel that joined the Company as a result of recent acquisitions, (2) an additional $2.0 million related to fluctuations in the GBP, and (3) higher other G&A-related expenses of $3.3 million, which primarily is from higher automotive, travel, meals and entertainment, office and rent expense due to recent acquisitions. This was offset slightly by lower amortization of intangible assets expense of $3.6 million and lower stock-based compensation expense of $1.1 million. Excluding amortization of intangible assets and stock-based compensation expense, G&A expenses were up $14.0 million year-over-year.

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

Income Tax (Benefit) Provision

For the third fiscal quarter ended  July 31, 2022, the Company recorded income tax expense of $ 2.0 million on pretax income of $ 15.0 million. For the same quarter a year ago, the Company recorded an income tax expense of $ 1.7 million on a pretax income of $ 6.3 million. For the first nine months of fiscal 2022, the Company recorded an income tax expense of $2 .5 million on pretax income of $ 22.7 million. For the same period a year ago, the Company recorded an income tax benefit of $ 0.8 million on pretax loss of $ 19.3 million. The effective tax rate for the  three and nine months ended July 31, 2022 was impacted by (1) the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes and (2) a change in unremitted earnings deferred tax liability due to foreign rate fluctuations.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended July 31,		Three Months Ended July 31,		Change
	2022	2021	2022	2021	$	%
(dollars in thousands)	As Restated		As Restated
U.S. Concrete Pumping	$2,812	$1,844	$20,379	$18,403	$1,976	10.7%
U.K. Operations	441	384	3,955	4,087	(132)	-3.2%
U.S. Concrete Waste Management Services	2,010	1,832	5,681	5,334	347	6.5%
Corporate	7,713	578	625	625	-	0.0%
Total	$12,976	$4,638	$30,640	$28,449	$2,191	7.7%

	Net Income (Loss)		Adjusted EBITDA
	Nine Months Ended July 31,		Nine Months Ended July 31,		Change
	2022	2021	2022	2021	$	%
(dollars in thousands)	As Restated		As Restated
U.S. Concrete Pumping	$3,772	$(11,759)	$54,163	$49,995	$4,168	8.3%
U.K. Operations	358	254	11,017	10,948	69	0.6%
U.S. Concrete Waste Management Services	5,205	3,282	15,233	13,037	2,196	16.8%
Corporate	10,809	(10,282)	1,875	1,877	(2)	-0.1%
Total	$20,144	$(18,505)	$82,288	$75,857	$6,431	8.5%

(1) Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below

U.S. Concrete Pumping

Adjusted EBITDA for our U.S. Concrete Pumping segment was $20.4 million for the three months ended July 31, 2022, up 10.7% from $18.4 million for the same period in fiscal 2021. For the nine months ended July 31, 2022, Adjusted EBITDA for our U.S. Concrete Pumping segment was $54.2 million, up 8.3% from $50.0 million from the same period in fiscal 2021. The year-over-year increases for the three and nine-month periods were primarily attributable to the year-over-year increase in revenue discussed previously and was partly offset by the inflationary margin pressures discussed previously.

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

Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the nine months ended July 31, 2022 was $53.7 million. The Company had net income of $20.1 million that included a decrease of $2.2 million in our net deferred income taxes, a gain on sale of assets of $1.5 million, and significant non-cash charges totaling $38.2 million as follows: (1) depreciation of $25.5 million, (2) amortization of intangible assets of $17.0 million, (3) amortization of deferred financing costs of $1.4 million, (4) stock-based compensation expense of $4.2 million, and (5) a $9.9 million decrease in the fair value of warrant liabilities. In addition, we had cash inflows primarily related to an increase of $9.4 million in accrued payroll, accrued expenses and other current liabilities. This was offset by net cash outflows primarily related to (1) an increase of $10.8 million in trade receivables, (2) a $1.2 million increase in prepaid expenses and other current assets and (3) a decrease of $2.3 million in accounts payable.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
(in thousands)	As Restated		As Restated
Consolidated
Net income (loss)	$12,976	$4,638	$20,144	$(18,505)
Interest expense, net	6,517	6,153	19,126	19,082
Income tax expense (benefit)	2,030	1,652	2,535	(826)
Depreciation and amortization	14,190	13,838	42,505	41,686
EBITDA	35,713	26,281	84,310	41,437
Transaction expenses	20	111	59	195
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,333	1,258	4,164	5,280
Change in fair value of warrant liabilities	(7,420)	(260)	(9,894)	11,195
Other income, net	(16)	(32)	(69)	(85)
Other adjustments	1,010	1,091	3,718	2,325
Adjusted EBITDA	$30,640	$28,449	$82,288	$75,857

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
(in thousands)	As Restated		As Restated
U.S. Concrete Pumping
Net income (loss)	$2,812	$1,844	$3,772	$(11,759)
Interest expense, net	5,795	5,347	16,879	16,717
Income tax expense (benefit)	961	781	258	(2,424)
Depreciation and amortization	9,927	9,206	29,615	27,885
EBITDA	19,495	17,178	50,524	30,419
Transaction expenses	20	111	59	195
Loss on debt extinguishment	-	-	-	15,510
Stock-based compensation	1,333	1,258	4,164	5,280
Other income, net	(6)	(17)	(43)	(42)
Other adjustments	(463)	(127)	(541)	(1,367)
Adjusted EBITDA	$20,379	$18,403	$54,163	$49,995

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.K. Operations
Net income	$441	$384	$358	$254
Interest expense, net	722	806	2,247	2,365
Income tax expense	153	149	122	51
Depreciation and amortization	1,881	2,042	5,892	6,124
EBITDA	3,197	3,381	8,619	8,794
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(5)	(12)	(11)	(38)
Other adjustments	763	718	2,409	2,192
Adjusted EBITDA	$3,955	$4,087	$11,017	$10,948

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.S. Concrete Waste Management Services
Net income	$2,010	$1,832	$5,205	$3,282
Interest expense, net	-	-	-	-
Income tax expense	796	626	1,832	1,210
Depreciation and amortization	2,170	2,379	6,361	7,050
EBITDA	4,976	4,837	13,398	11,542
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Other income, net	(5)	(3)	(15)	(5)
Other adjustments	710	500	1,850	1,500
Adjusted EBITDA	$5,681	$5,334	$15,233	$13,037

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Corporate
Net income (loss)	$7,713	$578	$10,809	$(10,282)
Interest expense, net	-	-	-	-
Income tax expense	120	96	323	337
Depreciation and amortization	212	211	637	627
EBITDA	8,045	885	11,769	(9,318)
Transaction expenses	-	-	-	-
Stock-based compensation	-	-	-	-
Change in fair value of warrant liabilities	(7,420)	(260)	(9,894)	11,195
Other income, net	-	-	-	-
Other adjustments	-	-	-	-
Adjusted EBITDA	$625	$625	$1,875	$1,877

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

At the time of our quarterly filing of Form 10-Q which was filed on September 8, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2022. Subsequent to the restatement described in Note 2 — “Restatement of Previously Issued Condensed Consolidated Financial Statements”, we have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. The re-evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, due to the material weakness described below, the disclosure controls and procedures were not effective.

As a result of the material weakness, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Accordingly, we believe that the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of the Company’s financial statements as of July 31, 2022, we identified the following material weakness in our internal control over financial reporting:

We did not maintain effective internal control over financial reporting related to the review of manual journal entries within the financial statement close process.

Remediation Plan

The Company and its Board of Directors are committed to maintaining an effective internal control environment. Management, with the oversight of the Audit Committee, has evaluated the material weakness described above and designed a remediation plan to address the material weakness and enhance the Company’s internal control environment. The remediation plan is being implemented and includes implementing incremental controls, enhancing training, and improving the schedules used to prepare more complex journal entries.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 12, 2022 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in the Form 10-K.

We have identified a material weakness in our internal control over financial reporting and have restated our financial statements for the quarter ended July 31, 2022. If we are unable to remediate this material weakness and maintain effective controls in the future, our stock price may suffer.

We have identified a material weakness in our internal control over financial reporting and have restated our financial statements for the quarter ended July 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The restatement of our financial statements for the quarter ended July 31, 2022 and the related material weakness may adversely affect our stock price, and the measures we take to remediate the deficiency in our internal control over financial reporting and to implement and maintain effective controls in the future may not be sufficient to satisfy our obligations as a public company and produce reliable financial reports, which may result in additional material misstatements of our consolidated financial statements and adverse impacts on our business, financial condition, and results of operations.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are currently required to document, test and report on our internal control over financial reporting. In addition, starting with our 2022 fiscal year, our independent auditors are required to issue an opinion on our audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud.

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

Dated: December 13, 2022