Form 10-K
period 2022-10-31
Concrete Pumping Holdings, Inc.
filed 2023-01-31
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was $145,024,691 based upon the market price of $5.58 per share on April 29, 2022. As of January 30, 2023, 55,405,810 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following list, which also summarizes some of the principal risks relating to the Company and its business:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic;

●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;

●	our ability to successfully implement our operating strategy;

●	our ability to successfully identify, manage and integrate acquisitions;

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

PART I

Item 1. Business

Concrete Pumping Holdings, Inc. is a Delaware corporation headquartered in Denver, Colorado. We refer to Concrete Pumping Holdings, Inc. as the “Company,” “CPH,”, “us”, “we” or “our” in this Annual Report, and these designations include our subsidiaries unless we state otherwise.

Our principal executive offices are located at 500 E. 84th Ave., Suite A-5, Thornton, Colorado, 80229. We maintain a website at https://www.concretepumpingholdings.com/. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on fleet size, primarily operating under what we believe are the only established, national concrete pumping brands in both geographies – Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”) for concrete pumping in the U.S., Camfaud Group Limited (“Camfaud”) in the U.K., and Eco-Pan, Inc. (“Eco-Pan”) for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, the Company has expanded across the U.S. and U.K. through more than 70 strategic acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014. In November 2016, we entered the U.K. market through the acquisition of Camfaud. In recent years, we have successfully executed on our acquisition strategy, including (1) our fiscal 2021 acquisition of Hi-Tech Concrete Pumping Services (“Hi-Tech”), which added complementary assets in our Texas market, (2) our fiscal 2022 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”), which provided us with complementary assets and operations in both Georgia and Texas, and (3) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August of 2022, which expanded our operations in the Carolinas and Florida.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, proper concrete washout handling is an important area of focus for our Company given rising awareness of environmental factors. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2022, we operated a fleet of approximately 1,630 units of equipment, with approximately 1,650 employees and approximately 150 locations globally.

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

As of October 31, 2022, we estimate our share of the concrete pumping market to be approximately 17% in the U.S. and approximately 34% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2022, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years.

Segments

We operate through the following four reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 74% of our total revenue for the year ended October 31, 2022 and services from this segment are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2022 operated a total fleet of approximately 1,090 equipment units from a diversified footprint of approximately 100 locations across 20 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 12% of our total revenue for the year ended October 31, 2022. Through our Eco-Pan business, we are a leading provider of concrete waste management services in the U.S. Eco-Pan provides a full-service, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan is a route-based solution that operates approximately 100 trucks and over 8,000 custom metal pans or containers for construction sites from 18 locations in the U.S. as of October 31, 2022. We charge a fixed fee that includes (1) the round-trip delivery and pickup of watertight pans / containers, (2) environmental disposal of concrete washout and (3) a specified number of days the pans / containers can be used for. This provides a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. To the extent that the pans or containers are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations segment represented 14% of our total revenue for the year ended October 31, 2022 and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 440 equipment units that are serviced from 30 locations as of October 31, 2022. In addition, during the third quarter of fiscal 2019 we started concrete waste management operations under our Eco-Pan brand name in the U.K. and the results of these operations are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2022. We bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

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

In the concrete waste management industry, we compete with local operators who may have a small number of washout pans but are not capable of offering services across the U.S. We believe we are the only operator of scale with a national footprint in this industry and estimate that there is only one competitor on a national level. While the technology underlying the washout pans is less sophisticated than that for a concrete pump, we believe having the route density that Eco-Pan has achieved is a differentiator in terms of profitability. Our U.K. operations segment is the pioneer of the concrete waste management service in the U.K. and as such, we are not aware of any equivalent competitor in the U.K.

Equipment

Our fleet is operated by approximately 1,000 experienced employees as of October 31, 2022, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 140 skilled mechanics who perform in-house equipment servicing. As of October 31, 2022, we owned 100% of our fleet consisting of approximately 970 boom pumps, ranging in size from 17 to 65 meters, 90 placing booms, 20 telebelts, 340 stationary pumps, and 100 waste management trucks. As of October 31, 2022, the average age of our fleet was approximately 9 years old and most of our equipment had useful lives of 20 to 25 years.

Customers

We serve a base of more than 12,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 92% customer retention rate based on our top 500 customers and ~100% customer retention rate of our top 100 customers as of October 31, 2022. In addition, as of October 31, 2022, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Employees

As of October 31, 2022, we had approximately 1,650 employees across the U.S. and the U.K., of which approximately 1,140 are highly-skilled equipment operators and mechanics, approximately 200 are managers, approximately 50 are in sales, and approximately 70 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of approximately five years for pump operators. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Operators are trained in concrete pumping as well as in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

Approximately 130 employees in CPH’s workforce are unionized across California, Oregon and Washington. These individuals are represented by the International Union of Operating Engineers (“IUOE”) under three separate collective bargaining agreements. We have historically maintained favorable relations with the IUOE and have not experienced any significant disputes, disagreements, strikes or work stoppages.

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

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our investor relations website, www.ir.concretepumpingholdings.com, and select “SEC Filings”. Our investor relations website includes our Code of Business Conduct and Ethics and charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at www.ir.concretepumpingholdings.com (select “Governance”).

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

Our business is cyclical in nature and a slowdown in the economic recovery or a decrease in general economic activity has in the past and could in the future negatively impact our financial results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. Global economic challenges including rising inflation, significant increases in fuel costs, supply-chain disruptions, and adverse labor market conditions have recently caused macroeconomic uncertainty and volatility in markets where we operate, and as a result of these challenges, (1) we have experienced negative impacts to our gross margins where we have not been able to fully pass these price increases on to our customers and (2) some of our customers’ projects have been delayed or potentially cancelled. A further worsening of economic conditions or significant decrease in construction expenditures and/or investments could cause weakness in our end markets, cause declines in construction and industrial activity, and materially adversely affect our revenue and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

●	the depth and duration of an economic downturn and lack of availability of credit;
●	lingering effects of the COVID-19 pandemic, which has resulted in a tight labor market that has impacted supply chains, our operations and our customers’ operations;
●	uncertainty regarding general or regional economic conditions;
●	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
●	the cyclical nature of our customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
●	an increase in the cost of construction materials;
●	a decrease in investment in certain of our key geographic markets;
●	changes in interest rates and lending standards;
●	an overcapacity in the businesses that drive the need for construction;
●	adverse weather conditions, which may temporarily affect a particular region or regions;
●	reduced construction activity in our end markets;
●	terrorism or hostilities involving the U.S. or the U.K.;
●	change in structural construction designs of buildings (e.g., wood versus concrete);
●	risks of political or economic instability (e.g., negative impact on fuel prices globally as a result of the war in Ukraine); and
●	oversupply of equipment or new entrants into the market resulting in pricing uncertainty.

A downturn in any of our end markets in one or more of our geographic markets caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our business is seasonal and subject to adverse weather conditions.

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

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that have in the past and may in the future cause our revenue and operating results to vary:

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

In addition, the concrete industry has historically been subject to periods of supply shortages, particularly in a strong economy or due to macroeconomic supply chain issues driven by factors such as the war in Ukraine. We cannot predict the impact on our suppliers of changes in the economic environment and other developments in their respective businesses. Insolvency, financial difficulties, strategic changes or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts with us. Termination of our relationship with any of our key suppliers, or interruption of our access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As the average fleet age increases, our offerings may not be as attractive to potential customers and our operating costs may materially increase, impacting our results of operations.

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2022, the average age of our concrete pumping equipment was approximately nine years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

The cost of new equipment for use in our concrete pumping fleet has increased and could further increase due to increased material costs to our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition, results of operations and cash flows in future periods. Furthermore, changes in technology or customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

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

We have in the past and may in the future incur impairment charges as a result of an impairment to goodwill or intangible assets, which would negatively impact our operating results.

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

During the fiscal year ended October 31, 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, resulting in us recording goodwill and intangibles impairment charges totaling $57.9 million in the second quarter of fiscal 2020. At October 31, 2022, we had remaining recorded goodwill of $220.2 million related to multiple acquisitions.

If we are unable to collect on contracts with a significant number of customers, our operating results would be adversely affected.

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

Fuel costs represent a significant portion of our operating expenses and we are dependent upon fuel to transport and operate our equipment. We have in the past and could in the future be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment to and from job sites and higher costs to operate our concrete pumps and other equipment. Although we are able to pass through the impact of fuel price charges to most of our customers, there is often a lag before such pass-through arrangements are reflected in our operating results and there may be a limit to how much of any fuel price increases we can pass onto our customers. Any such limits may adversely affect our results of operations.

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

In addition, our industry is highly fragmented, and we expect to consider acquisition opportunities when we believe they would enhance our business and financial performance. However, acquisitions may impose significant strains on our management, operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions has in the past and can continue to require substantial attention from our senior management, which will limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations with our existing operations in a timely and effective manner. Future acquisitions could also result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations.

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

Our business is subject to significant operating risks and hazards that have in the past and could in the future result in personal injury or damage or destruction to property, which could result in losses or liabilities to the Company.

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

We have identified material weaknesses in our internal control over financial reporting and previously restated our financial statements for the quarter ended July 31, 2022. If we are unable to remediate these material weaknesses and maintain effective controls in the future, our stock price may suffer.

We recently identified material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A “Controls and Procedures” of this Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The restatement of our financial statements for the quarter ended July 31, 2022 and the material weaknesses we identified may adversely affect our stock price, and the measures we take to remediate these deficiencies in our internal control over financial reporting and to implement and maintain effective controls in the future may not be sufficient to satisfy our obligations as a public company and produce reliable financial reports, which may result in additional material misstatements of our consolidated financial statements and adverse impacts on our business, financial condition, and results of operations.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we were required to document, test and report on our internal control over financial reporting. In addition, starting with our 2022 fiscal year, our independent auditors were required to issue an opinion on our audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud.

We may be adversely affected by developments relating to Brexit.

On January 31, 2020, the U.K. withdrew from the European Union (“EU”), which is commonly referred to as Brexit. On December 24, 2020, the U.K. and EU reached an agreement which contains rules for how the U.K. and EU are to live, work and trade together. On December 31, 2020, the transition period ended, and the U.K. left the EU single market and customs union.

While almost all of the work performed by our UK Operations segment continues to be performed domestically in the U.K., the effects of and the perceptions as to the impact from the withdrawal of the U.K. from the EU continues to have the potential to adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. As reported previously, Brexit could continue to lead to additional political, legal and economic instability in the EU or labor shortages due to changes and restrictions regarding the free movement of people into the U.K. from the EU. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect the value of our assets in the U.K., as well as our business, financial condition, results of operations and cash flows. In addition to Brexit, the UK and worldwide macro economies have been impacted by other significant events such as COVID-19 which have created other variables in assessing the impact of Brexit. This has meant that the potential medium to longer term impact of Brexit continues and will continue to be assessed.

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

For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to environmental, social, and governance ("ESG") matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs, the environment in which we do business and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

These laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

As of October 31, 2022, approximately 10% of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California was renewed as of July 1, 2022 and is effective through June 30, 2025. It will continue on a year-to-year basis after unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. No such notices have been given or received. Our collective bargaining agreement with our union in Oregon expires in 2024. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

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

As of October 31, 2022, we had $427.1 million of indebtedness outstanding, consisting of (1) $375.0 million for our fixed 6.000% senior secured second lien notes due 2026 (the "Senior Notes") and (2) $52.1 million outstanding under our ABL credit agreement (the "ABL Facility"), in addition to $103.7 million of availability under our ABL Facility. USD borrowings under our ABL Facility bear interest at (1) a base rate or (2) the SOFR rate plus an applicable margin currently set at 1.0000% for base rate loans or 2.0000% for SOFR loans. GBP borrowings under our ABL Facility bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%.

Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

●	increased vulnerability to general adverse economic and industry conditions;
●	we have recently experienced higher interest expense on our ABL Facility due to interest rate increases and we could experience higher interest expense on our ABL Facility if interest rates increase any further and our hedging strategies do not effectively mitigate the effects of these increases;
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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Senior Notes and ABL Facility allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

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

We are subject to the continued listing requirements of Nasdaq. If we became unable to meet such requirements, we and our shareholders could face significant material adverse consequences including:

●	the delisting of our shares from Nasdaq and a limited availability of market quotations for our shares;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

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

As of October 31, 2022, CFLL Holdings, LLC owns 15,477,138 shares, or 28% of outstanding shares of common stock and BBCP Investors, LLC owns 11,005,275 shares, or 20% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock.

In addition, the shares of our common stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions in various vesting agreements and Rule 144, as applicable. Following an amendment to our 2018 Omnibus Incentive Plan on October 29, 2020, a total of 4.8 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 0.3 million shares of common stock remain available for future issuance as of October 31, 2022.

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

As of October 31, 2022, there were 13,017,677 public warrants and no private placement warrants outstanding, respectively. The public warrants have an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 100 locations in 20 states in the U.S. and 30 locations in the U.K. as of October 31, 2022. We own 16 of our locations in the U.S. We lease all remaining U.S locations and all of our locations in the U.K. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate without a formal lease. We believe that our properties are suitable for our current operating needs.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating result, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol “BBCP” and our public warrants are quoted on the OTC Pink marketplace operated by OTC Markets Group, Inc. under the symbol “BBCPW.” As of January 30, 2023, there were 129 holders of record of shares of our common stock and 1 holder of record of our public warrants. A substantially greater number of holders of common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. It is the present intention of the Company to retain any earnings for investment in its business operations or share repurchase activity (see below) and, accordingly, the Company does not currently anticipate the Board declaring any dividends.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[2,3]
August 1, 2022-August 30, 2022	64,736	$6.92	-	$9,617,189
September 1, 2022- September 30, 2022	74,424	6.79	74,424	9,112,187
October 1, 2022 - October 31, 2022	277,792	6.48	277,792	7,311,544
Total	416,952	$6.60	352,216	$7,311,544

(1) During the fourth quarter of 2022, we repurchased an aggregate of 416,952 shares of our common stock for a total of $2.8 million at an average price of $ 6.60 per share, pursuant to the following:

●	In June 2022, our board of directors approved a share repurchase program, which was announced on June 7, 2022, authorizing us to repurchase up to $10.0 million of our common stock from time to time through June 15, 2023. During fiscal 2022, we repurchased 415,066 common shares for $2.7 million under the June 2022 authorization, for an average price of $6.48 per share. At October 31, 2022, we had approximately $7.3 million remaining under the June 2022 authorization.
●	In addition, the Company acquired 64,736 shares for a total cost of approximately $0.4 million during the three months ended October 31, 2022 that were not part of the publicly announced share repurchase authorizations. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

(2) Includes commission cost.

(3) Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary” and in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements

Business Overview

The Company is a Delaware corporation headquartered in Denver, Colorado. The audited consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping, LP (“Capital”), and Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including (1) our September 2021 acquisition of Hi-Tech Concrete Pumping Services (“Hi-Tech”) for the purchase consideration of $12.3 million, which added complementary assets in our Texas market, (2) our November 2021 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) for the purchase consideration of $20.2 million, which provided us with complementary assets and operations in both Georgia and Texas and (3) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August 2022 for the purchase consideration of $30.8 million, which expanded our operations in the Carolinas and Florida.

U.S. Concrete Pumping

All branches operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across 20 states with their corporate headquarters in Denver, Colorado.

In recent years, U.S. Concrete Pumping has grown through the acquisitions of Coastal in August 2022, Pioneer in November 2021 and Hi-Tech in September 2021, as described above, and the Company completed its greenfield expansion into Las Vegas during fiscal 2021 and Metro Washington DC in fiscal 2022.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the COVID-19 pandemic and the war in Ukraine have contributed to rising inflation, significant increases in fuel costs, supply-chain disruptions, and adverse labor market conditions. For example, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has increased the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices had a material impact on our results of operations for the twelve months ended October 31, 2022. The impact from fuel price increases has reduced our gross profit by approximately $10.1 million and our gross margin by approximately 2.5% since October 31, 2021. In regard to the impacts from COVID-19, the Company’s revenue volumes during fiscal 2022 have largely recovered in most of our markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted our operations in certain markets. We will continue to monitor and adapt our strategic approach as these issues persist.

Looking into our next fiscal year 2023, we believe that residential end market volumes may fluctuate depending on the geographical region as a result of the macroeconomic factors, while commercial and infrastructure end markets may continue to have strong demand. With respect to our financial condition, impairments may be recorded as a result of such adverse challenges. As previously reported during fiscal 2020, the Company reported goodwill and intangible impairment charges as a result of the COVID-19 pandemic, but no impairments were identified through October 31, 2022. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

Restatement and Revision of Prior Period Financial Statements

The Company restated its unaudited consolidated financial statements for the three and nine months ended July 31, 2022 to correct the understatement of accrued payroll which resulted in a decrease in income (loss) before income taxes of $2.0 million for the three and nine months ended July 31, 2022, as described in the Explanatory Note to our Quarterly Report on Form 10-Q/A for the period ended July 31, 2022, filed with the SEC on December 13, 2022. The consolidated financial statements for the year ended October 31, 2022 included in this Annual Report on Form 10-K reflect the impacts of such revisions.

Notes Offering and Upsize of Asset-Based Lending Credit Agreement

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

In July 2022, the ABL Facility was further amended to, among other changes, increase the maximum revolver borrowings available to be drawn thereunder from $125.0 million to $160.0 million and increase the letter of credit sublimit from $7.5 million to $10.5 million. The $35.0 million in incremental commitments was provided by JPMorgan Chase Bank, N.A.

Results of Operations

	Year Ended October 31,
(dollars in thousands)	2022	2021

Revenue	$401,292	$315,808

Cost of operations	237,682	178,081
Gross profit	163,610	137,727
Gross margin	40.8%	43.6%

General and administrative expenses	113,181	99,369
Transaction costs	318	312
Income from operations	50,111	38,046

Other income (expense):
Interest expense, net	(25,891)	(25,190)
Loss on extinguishment of debt	-	(15,510)
Change in fair value of warrant liabilities	9,894	(9,894)
Other income, net	88	117
Total other expense	(15,909)	(50,477)

Income (loss) before income taxes	34,202	(12,431)

Income tax expense	5,526	2,642

Net income (loss)	28,676	(15,073)

Less accretion of liquidation preference on preferred stock	(1,750)	(1,750)
Income (loss) available to common shareholders	$26,926	$(16,823)

Twelve Months Ended October 31, 2022 and October 31, 2021

For the twelve-months ended October 31, 2022, our net income was $28.7 million, compared to a net loss of $15.1 million in the same period a year ago. The primary drivers impacting comparability between the two periods were (1) a $25.9 million improvement in gross profit, driven by an $85.5 million increase in revenue that was partially offset by a 280 basis point decline in gross margin, (2) $13.8 million additional expense in general and administrative ("G&A") expenses, (3) a $15.5 million loss on extinguishment of debt recorded in fiscal 2021 (with no related charge in fiscal 2022), (4) a $9.9 million loss from the revaluation of warrant liabilities during fiscal 2021 compared to a $9.9 million revaluation gain in fiscal 2022, driving a net $19.8 million improvement year-over-year, and (5) $2.9 million in higher income tax expense in fiscal 2021 when compared to fiscal 2022.

Total Assets

	October 31,	October 31,
(in thousands)	2022	2021
Total Assets
U.S. Concrete Pumping	$693,048	$591,820
U.K. Operations	103,255	109,631
U.S. Concrete Waste Management Services	157,370	145,199
Corporate	27,834	26,648
Intersegment	(94,018)	(80,633)
	$887,489	$792,665

Total assets increased from $792.7 million as of October 31, 2021 to $887.5 million as of October 31, 2022. The increase was primarily attributable to growth in our U.S Concrete Pumping segment where we have grown organically through capital expenditures while also completing asset acquisitions / business combinations during the first and fourth quarters of fiscal 2022.

Revenue

	Year Ended October 31,		Change
(in thousands)	2022	2021	$	%
Revenue
U.S. Concrete Pumping	$296,506	$229,475	$67,031	29.2%
U.K. Operations	54,926	48,098	6,828	14.2%
U.S. Concrete Waste Management Services	50,191	38,591	11,600	30.1%
Corporate	2,500	2,500	-	0.0%
Intersegment	(2,831)	(2,856)	25	-0.9%
Total revenue	$401,292	$315,808	$85,484	27.1%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 29.2%, or $67.0 million, from $229.5 million in the twelve-months ended October 31, 2021 to $296.5 million for fiscal 2022. Revenue attributable to our acquisitions of Hi-Tech (full year in fiscal 2022 vs partial year in fiscal 2021), Pioneer and Coastal, was $32.7 million for fiscal 2022. The remaining improvement in revenue was attributable to robust organic improvements in most of our other markets as a result of higher volumes and rate per hour increases.

U.K. Operations

Revenue for our U.K. Operations segment increased by 14.2%, or $6.8 million, from $48.1 million in the twelve-months ended October 31, 2021 to $54.9 million for fiscal 2022. Excluding the impact from foreign currency translation, revenue was up 24.7% year-over-year. The increase in revenue was primarily attributable to rate per job increases across the U.K. region, in addition to the continued recovery from COVID-19, which started in the fiscal 2021 first quarter.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment improved by 30.1%, or $11.6 million, from $38.6 million in the twelve-months ended October 31, 2021 to $50.2 million for fiscal 2022. The increase in revenue was primarily due to organic growth, pricing improvements and continued recovery from the impacts of the pandemic.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment were primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Margin

Our industry has experienced significant inflation in our input costs, particularly in labor and fuel in both the U.S. and the U.K. To help maintain profitability in the face of these challenges, we have increased pricing in line with the rise in our actual costs. However, given the speed of recent input cost increases, there has been a lag between the time of our selling price increases and any resulting revenue. In addition, there is a mathematical dilution effect in margin percentage as we only seek to pass on the actual cost increases to our customers. As a result of these factors, our gross margin for the twelve-months ended October 31, 2022 was 40.8% compared to 43.6% in the previous twelve-months ended October 31, 2021.

General and Administrative Expenses

G&A expenses for the twelve-months ended October 31, 2022 were $113.2 million, an increase of $13.8 million from $99.4 million in the twelve-months ended October 31, 2021. The increase in G&A expenses was primarily due to (1) higher health insurance and labor costs of approximately $11.1 million primarily due to additional personnel that joined the Company as a result of recent acquisitions, (2) higher other G&A-related expenses of $8.6 million, which primarily is from higher automotive, travel, office and rent expense due to recent acquisitions and (3) an additional $2.5 million related to fluctuations in the GBP. This was offset slightly by lower amortization of intangible assets expense of $4.6 million and lower stock-based compensation expense of $1.6 million. G&A expenses as a percent of revenue were 28.2% for fiscal 2022 compared to 31.5% for the same period a year ago.

Excluding amortization of intangible assets of $22.5 million, depreciation expense of $2.3 million and stock-based compensation expense of $5.0 million, G&A expenses were $83.4 million for the fiscal year 2022 (20.8% of revenue), up $19.8 million from $63.6 million for fiscal 2021 (20.1% of revenue). The increase in G&A expenses was primarily due to (1) higher health insurance and labor costs of approximately $11.1 million primarily due to additional personnel that joined the Company as a result of recent acquisitions, (2) higher other G&A-related expenses of $8.6 million, which primarily is from higher automotive, travel, office and rent expense due to recent acquisitions and (3) an additional $2.5 million related to fluctuations in the GBP.

Change in Fair Value of Warrant Liabilities

During the years ended October 31, 2022 and 2021 we recognized a $9.9 million gain and a $9.9 million expense, respectively, on the fair value remeasurement of our liability-classified warrants. The decrease seen in the fair value remeasurement of the public warrants from October 31, 2021 to October 31, 2022 is due to a decline in the Company's share price year-over-year.

Transaction Costs & Debt Extinguishment Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an acquisition. Transaction costs in each of the twelve months ended October 31, 2022 and 2021 were $0.3 million.

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

Interest Expense, Net

Interest expense, net for the year ended October 31, 2022 was $25.9 million, up $0.7 million from the same period from a year ago.

Income Tax (Benefit) Provision

For the twelve-months ended October 31, 2022, the Company recorded an income tax expense of $5.5 million on a pretax income of $34.2 million. Our income tax provision was mostly impacted by the following factors during fiscal 2022:

(1)	of the $9.9 million of income that was recorded related to the revaluation of warrant liabilities, no amount was deductible for tax purposes; and
(2)	a $0.8 million deferred tax benefit from undistributed foreign earnings.

For the twelve-months ended October 31, 2021, the Company recorded an income tax benefit of $2.6 million on a pretax loss of $12.4 million. Our income tax provision was mostly impacted by the following factors during fiscal 2021:

(1)	of the $9.9 million expense that was recorded related to the revaluation of warrant liabilities, no amount was deductible for tax purposes; and
(2)	As a result of an increase in the corporation tax rate in the U.K. from 19% to 25% that goes into effect on April 1, 2023, the Company adjusted the value of its net deferred tax liability, resulting in an increase to income tax expense of $2.1 million.

Adjusted EBITDA1 and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Year Ended October 31,		Year Ended October 31,		Change
(in thousands)	2022	2021	2022	2021	$	%
U.S. Concrete Pumping	$6,541	$(10,959)	$77,523	$68,091	$9,432	13.9%
U.K. Operations	2,080	(1,028)	15,717	15,339	378	2.5%
U.S. Concrete Waste Management Services	8,898	5,500	22,838	18,411	4,427	24.0%
Corporate	11,157	(8,586)	2,499	2,501	(2)	-0.1%
Total	$28,676	$(15,073)	$118,577	$104,342	$14,235	13.6%

1 Please see “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for reconciliation of Net Income (Loss) to EBITDA to Adjusted EBITDA.

U.S. Concrete Pumping

Net income for our U.S. Concrete Pumping segment was $6.5 million for the twelve-months ended October 31, 2022, up from a net loss of $11.0 million for the twelve-months ended October 31, 2021. Adjusted EBITDA for our U.S. Concrete Pumping segment was $77.5 million for the twelve-months ended October 31, 2022, up 13.9% from $68.1 million for the twelve-months ended October 31, 2021. The year-over-year increase was primarily attributable to the year-over-year increase in revenue that was partially offset by higher costs due to inflation that drove a decline in our gross margins as discussed previously.

U.K. Operations

Net income for our U.K. Operations segment was $2.1 million for the twelve-months ended October 31, 2022, up from a net loss of $1.0 million for the twelve-months ended October 31, 2021. Adjusted EBITDA for our U.K. Operations segment was $15.7 million for the twelve-months ended October 31, 2022, up 2.5% from $15.3 million for the twelve-months ended October 31, 2021. The year-over-year increase was primarily attributable to the year-over-year improvement in revenue that was partially offset by inflationary pressures on gross margins.

U.S. Concrete Waste Management Services

Net income for our U.S. Concrete Waste Management Services segment was $8.9 million for the twelve-months ended October 31, 2022, up from net income of $5.5 million for the twelve-months ended October 31, 2021. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $22.8 million for the twelve-months ended October 31, 2022, up 24.0% from $18.4 million for the twelve-months ended October 31, 2021. The increase was primarily attributable to the year-over-year change in revenue that was partially offset by inflationary pressures on gross margins.

Corporate

There was no change in Adjusted EBITDA for our Corporate segment for the periods presented.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $160.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Capital, Pioneer, Coastal and others. As of October 31, 2022, we had $7.5 million of cash and cash equivalents and $103.7 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $111.2 million.

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

Material Cash Requirements

Our principal sources of liquidity have been from cash provided by operating activities, proceeds from the issuance of debt, and borrowings available under the ABL Facility. Our principal uses of cash historically have been to fund operating activities and working capital, purchases of property and equipment, strategic acquisitions, fund payments due under facility operating and finance leases, share repurchases and to meet debt service requirements.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the years ended October 31, 2022 and 2021 were approximately $101.9 million and $62.8 million, respectively.

To service our debt, we require a significant amount of cash. Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance and the availability of borrowings under the ABL Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to service our debt and meet our future liquidity needs for the foreseeable future. See “Senior Notes and ABL Facility” discussion below for more information.

Future Contractual Obligations

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, interest payments, lease agreements and capital expenditures. We have no off-balance sheet arrangements. Our estimated future obligations as of October 31, 2022 include both current and long term obligations. We have a long-term obligation of $375.0 million related to our Senior Notes due January 2026 (excluding discount for deferred financing costs). Under our operating leases, we have short-term obligations for payments of $5.4 million and long-term obligations for payments of $25.8 million. We have current obligations related to finance leases of $0.1 million and a long-term obligation of $0.2 million. We have a current obligation for our ABL Facility of $52.1 million. Additionally, the Company was contractually committed for $17.0 million of capital expenditures for purchases of property and equipment and these are expected to be paid in the next twelve months.

Senior Notes and ABL Facility

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings, Inc., a Delaware corporation (the “Issuer”) and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the "Senior Notes") issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner and the other Lenders party thereto, which provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The proceeds from the Senior Notes, along with certain borrowings under the ABL Facility, were used to repay all outstanding indebtedness under the Company’s existing term loan agreement (see discussion below), dated December 6, 2018, and pay related fees and expenses. Summarized terms of these facilities are included below.

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

The outstanding principal amount of Senior Notes as of October 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended, are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $160.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $10.5 million and for swing loan borrowings of up to $10.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	All loans advanced will mature and be due and payable in full on January 28, 2026;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through September 30, 2021, borrowings in GBP bore interest at an adjusted LIBOR rate plus an applicable margin of 1.25%. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;
●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022, borrowings in U.S. Dollars bear interest at (1) a base rate plus an applicable margin currently set at 1.0000% or (2) the SOFR rate plus an applicable margin currently set at 2.0000%. The applicable margins for U.S. Dollar loans are subject to a step down of 0.25% based on excess availability levels;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of October 31, 2022 was $52.1 million and the Company was in compliance with all debt covenants thereunder.

Cash Flows

Cash generated from operating activities typically reflects net income, as adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation, and changes in our operating assets and liabilities. Generally, we believe our business requires a relatively low level of working capital investment due to low inventory requirements and timely customer payments due to daily billings for most of our services.

 Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities during the twelve-months ended October 31, 2022 was $76.7 million. The Company had net income of $28.7 million that included deferred income tax expense of $5.2 million, a gain on sale of assets of $2.8 million and significant non-cash charges, net totaling $60.4 million as follows: (1) depreciation expense of $34.9 million, (2) amortization of intangible assets of $22.5 million, (3) stock-based compensation expense of $5.0 million, (4) operating lease expense of $3.9 million, (5) foreign currency adjustments of $2.1 million, (6) amortization of deferred financing costs of $1.9 million and (7) a $9.9 million decrease in the fair value of warrant liabilities. In addition, we had cash inflows related to an increase of $8.9 million in accrued payroll, accrued expenses and other current liabilities. This change is primarily due to an increase in accrued insurance, the timing of accrued capital expenditures and other smaller items. These amounts were partially offset by outflows related to the following activity: (1) an increase of $15.3 million in trade receivables, primarily related to an increase in sales due to higher volumes and rate per hour increases, (2) a decrease of $3.7 million related to the change in operating lease liability due to implementation of ASC 842 and bifurcating out the operating lease payments, less the accreted interest, (3) a decrease of $3.0 million in accounts payable, primarily due to timing, (4) an increase of $0.9 million in inventory, (5) an increase of prepaid expenses and other current assets of $0.6 million, and (6) a decrease of $0.3 million in income taxes payable.

We used $124.1 million to fund investing activities during the twelve-months ended October 31, 2022. The Company used $101.9 million for the purchase of property, plant and equipment, $30.8 million to fund the acquisition of Coastal and $1.5 million for the purchase of intangible assets. These amounts were partially offset by $10.0 million in proceeds from the sale of property, plant and equipment.

Net cash provided by financing activities was $46.0 million for the twelve-months ended October 31, 2022. Financing activities during this period included $50.4 million in net proceeds under the Company’s ABL Facility, and $4.1 million in purchase of treasury stock, which included $2.7 million purchased under the June 2022 share repurchase program and $1.4 million that were purchased directly from employee's when their stock awards vested in order to cover their tax liability.

Net cash provided by operating activities during the twelve-months ended October 31, 2021 was $75.8 million. The Company had a net loss of $15.1 million that included a decrease of $2.5 million in our net deferred income taxes, a gain on sale of assets of $1.2 million and significant non-cash charges, net totaling $90.2 million as follows: (1) depreciation of $28.8 million, (2) amortization of intangible assets of $27.1 million, (3) amortization of deferred financing costs of $2.3 million (4) loss on extinguishment of debt expense of $15.5 million, (5) stock-based compensation expense of $6.6 million, and (6) a $9.9 million increase in the fair value of warrant liabilities. In addition, we had cash inflows related to the following activity: (1) an increase of $4.0 million in accounts payable, primarily due to timing of payments, (2) an increase of $1.0 million in accrued payroll, accrued expenses and other current liabilities and (3) an increase of $0.5 million in income taxes payable. These amounts were partially offset by outflows related to the following activity: (1) an increase of $4.2 million in trade receivables, primarily due to the timing of billings, and (2) an increase of prepaid expenses and other current assets of $1.8 million.

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

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include reversal of intercompany allocations (in consolidation these net to zero), severance expenses, director fees, foreign currency gains or losses, expenses related to being a publicly-traded company and other non-recurring costs.

	Year Ended October 31,
(in thousands)	2022	2021
Consolidated
Net income (loss)	$28,676	$(15,073)
Interest expense, net	25,891	25,190
Income tax expense	5,526	2,642
Depreciation and amortization	57,462	55,906
EBITDA	117,555	68,665
Transaction expenses	318	312
Loss on debt extinguishment	-	15,510
Stock-based compensation	5,034	6,591
Change in fair value of warrant liabilities	(9,894)	9,894
Other income, net	(88)	(117)
Other adjustments[1]	5,652	3,487
Adjusted EBITDA	$118,577	$104,342

	Year Ended October 31,
(in thousands)	2022	2021
U.S. Concrete Pumping
Net income (loss)	$6,541	$(10,959)
Interest expense, net	22,968	22,031
Income tax expense (benefit)	2,465	(956)
Depreciation and amortization	40,304	37,381
EBITDA	72,278	47,497
Transaction expenses	318	312
Loss on debt extinguishment	-	15,510
Stock-based compensation	5,034	6,591
Other income, net	(49)	(42)
Other adjustments[1]	(58)	(1,777)
Adjusted EBITDA	$77,523	$68,091

1 Other adjustments includes the adjustment for warrant liabilities revaluation, restructuring costs, director costs, public company expense, extraordinary expenses and gain/loss on currency transactions. Starting in the first quarter of fiscal 2023, we will modify the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs (which were $2.0 million in 2022 and $2.4 million in 2021) or expenses related to being a publicly-traded company (which were $0.5 million in both 2022 and 2021).

	Year Ended October 31,
(in thousands)	2022	2021
U.K. Operations
Net income (loss)	$2,080	$(1,028)
Interest expense, net	2,923	3,159
Income tax expense (benefit)	(130)	1,759
Depreciation and amortization	7,709	8,238
EBITDA	12,582	12,128
Transaction expenses	-	-
Stock-based compensation	-	-
Other income, net	(15)	(53)
Other adjustments	3,150	3,264
Adjusted EBITDA	$15,717	$15,339

	Year Ended October 31,
(in thousands)	2022	2021
U.S. Concrete Waste Management Services
Net income	$8,898	$5,500
Interest expense, net	-	-
Income tax expense	2,803	1,486
Depreciation and amortization	8,601	9,447
EBITDA	20,302	16,433
Transaction expenses	-	-
Stock-based compensation	-	-
Other income, net	(24)	(22)
Other adjustments	2,560	2,000
Adjusted EBITDA	$22,838	$18,411

	Year Ended October 31,
(in thousands)	2022	2021
Corporate
Net income (loss)	$11,157	$(8,586)
Interest expense, net	-	-
Income tax expense	388	353
Depreciation and amortization	848	840
EBITDA	12,393	(7,393)
Transaction expenses	-	-
Stock-based compensation	-	-
Change in fair value of warrant liabilities	(9,894)	9,894
Other income, net	-	-
Other adjustments	-	-
Adjusted EBITDA	$2,499	$2,501

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

Goodwill and Intangible Assets

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually, generally as of August 31st, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions including those relating to the duration and severity of COVID-19. These assumptions and estimates include projected revenue, cash flow margins, capital expenditures, trade name royalty rates, discount rate, tax amortization benefit and other market factors outside of our control. The Company elects to perform a qualitative assessment for the other quarterly reporting periods throughout the fiscal year.

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

The Company elected to have a step one impairment analysis performed as of August 31, 2022 on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. Management’s projections used to estimate the undiscounted cash flows included modest annual increases to revenue volumes and rates, cash flow margins that are consistent with recently achieved actual amounts, terminal growth rates of 3.0% and discount rates ranging from 10.0% to 11.3%.

As a result of the goodwill impairment analysis, the fair values of its U.S. Concrete Waste Management Services and U.K. Operations reporting units substantially exceeded their carrying values by 82% and 32%, respectively.

For the U.S. Concrete Pumping reporting unit, which had goodwill of $147.5 million, the fair value was approximately 7% greater than its carrying value. Changes in any of the significant assumptions used could materially affect the expected cash flows and such impacts could result in a potentially material non-cash impairment charge. The most sensitive assumption is the discount rate and a 50 basis point increase in the discount rate would not have resulted in any of the reporting units’ carrying values exceeding their fair values.

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

If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated first to indefinite lived intangible assets (if applicable) based on their fair values with the remaining balance of purchase consideration being allocated to the acquired assets and liabilities based on their relative fair values.

The application of acquisition accounting requires the Company to make fair value determinations as of the valuation date. In making these determinations, the Company is required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparable and discount rates, replacement costs of property and equipment and the amounts to be recovered in future periods from acquired deferred tax assets. To assist the Company in making these fair value determinations, the Company may engage third-party valuation specialists or internal specialists who generally assist the Company in the fair value determination of identifiable assets such as customer relationships, property and equipment and any other significant asset or liabilities. The Company’s estimates in this area impact, among other items, the amount of depreciation and amortization and income tax expense or benefit that we report. The Company’s estimates of fair value are based upon assumptions that the Company believes to be reasonable, but which are inherently uncertain.

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

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated January 31, 2023 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 8 to the consolidated financial statements, goodwill totaled $220.2 million as of October 31, 2022. The Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit. As a result of the goodwill impairment analysis, no impairment charge was recorded.

We identified the goodwill impairment assessment of a certain reporting unit as a critical audit matter. The valuation methodologies used to value the reporting unit included the discounted cash flow method (income approach) and the guideline public company method (market approach). The fair value estimate of the reporting unit is sensitive to significant assumptions, including projected revenue growth, discount rate and operating margin, all of which are affected by expectations about future market or economic conditions, industry, and company-specific factors. Auditing these elements involved complex auditor judgment due to the significant management judgments and estimates used in determining the fair value of goodwill for the reporting unit and the use of specialized skills to perform the necessary audit procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of the methodologies and assumptions used by management in determining the fair value of the reporting unit, including:

●	With respect to the market approach, assessing the appropriateness of the approach and evaluating the reasonableness of the guideline companies selected for the reporting unit.

●

With respect to the income approach, assessing the appropriateness of the discounted cash flow methodology and evaluating the reasonableness of the assumptions by (i) evaluating the reasonableness of projected revenues and operating costs against recent performance and guideline public companies in the same industry, (ii) evaluating the general economic, industry and market conditions, (iii) testing the completeness, accuracy, and relevance of underlying data used in the models, and (iv) performing sensitivity analyses of the individual reporting unit’s cash flow projections.

●

Utilizing personnel with specialized knowledge and skills in business valuation to assist in assessing the appropriateness and relative weighting of the income and market approaches and evaluate the reasonableness of certain significant assumptions included in the fair value estimates.

Business Combinations and Asset Acquisitions - Fair Value of Acquired Equipment

As described in Notes 1 and 4 to the consolidated financial statements, the Company completed four acquisitions that were accounted for as asset acquisitions (one in the first quarter for $20.2 million and three in the second quarter for $11.4 million) and one acquisition that was accounted for as a business combination (in the fourth quarter for $30.8 million) in fiscal 2022.  In connection with these acquisitions, the Company is required to estimate the fair value of assets acquired (and liabilities assumed, when applicable).

We identified the estimation of the fair value of concrete pumping equipment acquired in certain transactions as a critical audit matter because of significant estimates and assumptions the Company makes, and industry specialization needed to calculate its fair value for purposes of recording the acquisition.  This required the use of personnel with specialized knowledge and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant underlying assumptions used in the fair value model, including physical deterioration of the assets and future operational obsolescence.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the underlying data supporting the determination of the various inputs, and testing the clerical accuracy.

●	Utilizing personnel with specialized knowledge and skills in valuation of capital assets to assess the reasonableness of the fair value of the acquired concrete pumping equipment by:

●	Comparing the significant assumptions to third-party industry market prices for concrete pumping equipment with similar characteristics.

●

Independently measuring the fair value of the concrete pumping equipment by performing a cost approach sensitivity analysis and/or market approach sensitivity analysis and comparing that to the fair value determined by the Company, which included estimating the fair value by (i) determining the current cost of new subject assets and deducting the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence and (ii) measuring the loss in value from all forms of valued depreciable assets, assuming appropriate adjustments are made for comparable market subjects in a market approach.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Dallas, Texas

January 31, 2023

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	October 31,	October 31,
(in thousands except per share amounts)	2022	2021

Current assets:
Cash and cash equivalents	$7,482	$9,298
Trade receivables, net	62,882	49,034
Inventory, net	5,532	4,902
Income taxes receivable	485	275
Prepaid expenses and other current assets	5,175	4,110
Total current assets	81,556	67,619

Property, plant and equipment, net	419,377	337,771
Intangible assets, net	137,754	158,539
Goodwill	220,245	224,700
Right-of-use operating lease assets	24,833	-
Other non-current assets	2,026	2,168
Deferred financing costs	1,698	1,868
Total assets	$887,489	$792,665

Current liabilities:
Revolving loan	$52,133	$990
Operating lease obligations, current portion	4,001	-
Finance lease obligations, current portion	109	103
Accounts payable	8,362	10,706
Accrued payroll and payroll expenses	13,341	12,226
Accrued expenses and other current liabilities	32,156	23,940
Income taxes payable	178	274
Total current liabilities	110,280	48,239

Long term debt, net of discount for deferred financing costs	370,476	369,084
Operating lease obligations, non-current	20,984	-
Finance lease obligations, non-current	169	278
Deferred income taxes	74,223	70,566
Warrant liability	7,030	16,923
Total liabilities	583,162	505,090

Commitments and contingencies (Note 14)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2022 and October 31, 2021	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,226,191 and 56,564,642 issued and outstanding as of October 31, 2022 and October 31, 2021, respectively	6	6
Additional paid-in capital	379,395	374,272
Treasury stock	(4,609)	(461)
Accumulated other comprehensive income (loss)	(9,228)	3,671
Accumulated deficit	(86,237)	(114,913)
Total stockholders' equity	279,327	262,575

Total liabilities and stockholders' equity	$887,489	$792,665

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Year Ended October 31,
(in thousands, except share and per share amounts)	2022	2021

Revenue	$401,292	$315,808

Cost of operations	237,682	178,081
Gross profit	163,610	137,727

General and administrative expenses	113,181	99,369
Transaction costs	318	312
Income from operations	50,111	38,046

Other income (expense):
Interest expense, net	(25,891)	(25,190)
Loss on extinguishment of debt	-	(15,510)
Change in fair value of warrant liabilities	9,894	(9,894)
Other income, net	88	117
Total other expense	(15,909)	(50,477)

Income (loss) before income taxes	34,202	(12,431)

Income tax expense	5,526	2,642

Net income (loss)	28,676	(15,073)

Less accretion of liquidation preference on preferred stock	(1,750)	(1,750)

Income (loss) available to common shareholders	$26,926	$(16,823)

Weighted average common shares outstanding
Basic	53,914,311	53,413,594
Diluted	54,851,308	53,413,594

Net income (loss) per common share
Basic	$0.48	$(0.31)
Diluted	$0.47	$(0.31)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended October 31,
(in thousands)	2022	2021

Net income (loss)	$28,676	$(15,073)

Other comprehensive loss:
Foreign currency translation adjustment	(12,899)	4,277

Total comprehensive income (loss)	$15,777	$(10,796)

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

 October 31, 2020 through October 31, 2022

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated
(in thousands)	Shares	Amount	Capital	Stock	Income (loss)	Deficit	Total
Balance at October 31, 2020	56,463,992	$6	$367,681	$(131)	$(606)	$(99,840)	$267,110
Stock-based compensation expense	-	-	6,591	-	-	-	6,591
Forfeiture of restricted stock	(22,564)	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	123,214	-	-	(330)	-	-	(330)
Treasury shares purchased under share repurchase program	-	-	-	-
Net loss	-	-	-	-	-	(15,073)	(15,073)
Foreign currency translation adjustment	-	-	-	-	4,277	-	4,277
Balance at October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	5,034	-	-	-	5,034
Forfeiture of restricted stock	(84,082)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	160,697	-	89	(1,459)	-	-	(1,370)
Treasury shares purchased under share repurchase program	(415,066)	-	-	(2,689)	-	-	(2,689)
Net income	-	-	-	-	-	28,676	28,676
Foreign currency translation adjustment	-	-	-	-	(12,899)	-	(12,899)
Balance at October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
(in thousands)	2022	2021
Net income (loss)	$28,676	$(15,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash operating lease expense	3,913	-
Right-of-use asset amortization for finance lease	22	-
Foreign currency adjustments	2,091	-
Depreciation	34,912	28,795
Deferred income taxes	5,205	2,547
Amortization of deferred financing costs	1,852	2,335
Amortization of intangible assets	22,528	27,111
Stock-based compensation expense	5,034	6,591
Change in fair value of warrant liabilities	(9,894)	9,894
Loss on extinguishment of debt	-	15,510
Net gain on the sale of property, plant and equipment	(2,759)	(1,178)
Net changes in operating assets and liabilities:
Trade receivables, net	(15,310)	(4,172)
Inventory	(870)	(200)
Prepaid expenses and other assets	(550)	(1,771)
Operating lease liability	(3,728)	-
Income taxes payable, net	(324)	497
Accounts payable	(3,039)	3,972
Accrued payroll, accrued expenses and other liabilities	8,936	977
Net cash provided by operating activities	76,695	75,835

Cash flows from investing activities:
Purchases of property, plant and equipment	(101,932)	(62,792)
Proceeds from sale of property, plant and equipment	10,023	6,977
Purchases of intangible assets	(1,450)	(750)
Acquisition of net assets - Coastal acquisition	(30,762)	-
Net cash used in investing activities	(124,121)	(56,565)

Cash flows from financing activities:
Proceeds on long term debt	-	375,000
Payments on long term debt	-	(381,206)
Proceeds on revolving loan	377,375	280,034
Payments on revolving loan	(326,945)	(280,891)
Payment of debt issuance costs	(290)	(8,464)
Payments on finance lease obligations	(103)	(97)
Purchase of treasury stock	(4,148)	(330)
Proceeds on exercise of options	89	-
Net cash provided by (used in) financing activities	45,978	(15,954)
Effect of foreign currency exchange rate on cash	(368)	(754)
Net increase (decrease) in cash and cash equivalents	(1,816)	2,562
Cash and cash equivalents:
Beginning of period	9,298	6,736
End of period	$7,482	$9,298

See accompanying notes to consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year Ended October 31,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest	$23,682	$17,371
Cash paid for income taxes	$408	$994

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$8,882	$7,135
Operating lease right-of-use assets recorded upon adoption of ASC 842	$18,625	$-
Operating lease liabilities recorded upon adoption of ASC 842	$18,593	$-
Operating lease assets obtained in exchange for new operating lease liabilities	$10,089	$-

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 100 branch locations across 20 states, with its corporate headquarters in Denver, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

Global economic challenges including the impact of the COVID-19 pandemic and the war in Ukraine have contributed to rising inflation, significant increases in fuel costs, supply-chain disruptions, and adverse labor market conditions. For example, the war in Ukraine has had a global impact on the supply and price of fuel and has contributed to increased inflation around the world. While the Company has increased the rates per hour we charge for our services when possible to make up for our increased costs, rising fuel prices had a material impact on our results of operations for the twelve months ended October 31, 2022. The impact from fuel price increases has reduced our gross profit by approximately $10.1 million and our gross margin by approximately 2.5% since October 31, 2021. In regard to the impacts from COVID-19, the Company’s revenue volumes during fiscal 2022 have largely recovered in most of our markets; however, the lingering impact from COVID-19 remains an issue and has contributed to a tight labor market that has impacted our operations in certain markets.

With respect to our financial condition, impairments may be recorded as a result of adverse challenges related to the macroeconomic factors described above. While no impairments were recorded during the fiscal years ended October 31, 2022 and 2021, the Company will continue to evaluate its goodwill and intangible assets in future quarters.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  October 31, 2022 and for all periods presented.

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

Significant estimates include the liability for incurred but unreported claims under various partially self-insured polices, goodwill and intangible impairment analysis, valuation of share-based compensation, accounting for business combinations and estimates used in calculating the right-of-use asset and lease liability. Estimates and judgements for leases include, but are not limited to, estimates for the incremental borrowing rate ("IBR"), determination if a contract contains a lease and the allocation of the contract consideration between lease and nonlease components. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments to market. Based on management’s analysis, there was a $0.2 million allowance for obsolete and slow-moving inventory as of October 31, 2022.  No such allowance was required as of October 31, 2021.

Fair Value Measurements

The Financial Accounting Standard Board's (the "FASB") standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

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

Debt issuance costs, including any original issue discounts, related to term loans or senior notes are reflected as a direct deduction from the carrying amount of the long-term debt liability that is included in long term debt, net of discount for deferred financing costs in the accompanying consolidated balance sheets. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. Amortization of debt issuance costs are recorded in interest expense.

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

The Company elected to perform a step one impairment analysis as of August 31, 2022.  Based on the results of this analysis the fair values of the Company's reporting units were in excess of their carrying values and as such, no impairments were identified.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. All other property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

In Years
Buildings and improvements	15 to 40
Finance lease assets—buildings	40
Furniture and office equipment	2 to 7
Machinery and equipment	3 to 25
Transportation equipment	3 to 7

Finance lease assets are amortized over the estimated useful life of the asset (see Note 9).

Intangible assets

Intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination or asset acquisition) less accumulated amortization (if finite-lived).

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. The Company elected to perform a step 1 impairment test on its indefinite-lived trade names as of August 31, 2022. Refer to Note 8 for further discussion.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2022.

Derivatives

The Company has public warrants outstanding and due to certain provisions in the warrant agreement, coupled with the Company's capital structure, which includes preferred stock with voting rights, the public warrants do not meet the criteria to be classified in stockholders’ equity and instead meet the definition of a liability-classified derivative under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, the Company recognizes these warrants within long-term liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations at each reporting date. See further discussion of the warrants fair value in Note 5.

Revenue recognition

The Company generates revenues primarily from (1) concrete pumping services in both the U.S. and U.K and (2) the Company’s concrete waste services business, both of which are discussed below. In addition, the Company generates an immaterial amount of revenue from the sales of replacement parts to customers. The Company’s delivery terms for replacement part sales are FOB shipping point.

The Company adopted ASC 606, Revenue Recognition ("ASC 606") on October 31, 2021, effective as of November 1, 2020, using the modified retrospective method. Revenue for the reporting periods ending before November 1, 2021 is presented under ASC 606. The Company adopted ASU 2016-02, Leases (“ASC 842”) on October 31, 2022, effective as of November 1, 2021, using the modified retrospective method. Revenue for the reporting periods ending after October 31, 2021 is presented under ASC 606 or ASC 842. With the exception of the daily pan rental fee for the Company's concrete waste services business, which is accounted for in accordance with ASC 842, all other revenue for the Company is recorded in accordance with ASC 606 (see discussion below for each revenue stream).

Revenue from contracts with customers (ASC 606)

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

Revenue from contracts with customers (ASC 606) & Lease revenue (ASC 842)

Concrete Waste Services

The Company’s concrete waste services business consists of service fees charged to customers for the delivery and usage over time of its pans or containers and the disposal of the concrete waste material. Almost all contracts include two prices: (1) A fixed price that includes (a) the pickup and disposal of the waste material and (b) a specified number of days the customer can use the pan and (2) a daily rental price if the customer keeps the pan for a time period in excess of days permitted in the fixed price. For these services, the Company has identified two performance obligations: (1) the daily usage of the pans or containers and (2) the pickup and disposal of the waste material. The fees allocable to these obligations are based on their standalone selling prices based on observable prices or an expected cost plus margin approach. The Company recognizes lease revenue monthly for the daily usage fees pursuant to ASC 842 and recognizes the revenue attributable to the disposal services when the disposal is completed pursuant to ASC 606. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the remaining days the pans will be utilized or the future pickup and disposal of the waste material.

The Company recognizes revenue from pan rentals in the period earned, regardless of the timing of billing to customers. A pan rental contract is fixed in nature, but the total includes a fixed amount for the pan rental and a services component. The performance obligation for the service component of the pan rental is satisfied at the time of the pan rental pickup, which is when the Company will recognize the services component revenue under ASC 606. The pan rental contract is generally rented for short periods of time (less than a year). The pan rental is disclosed under ASC 842 revenue and the services component is disclosed under ASC 606 revenue.

Leases as Lessor

Our Eco-Pan pan business involves contracts with customers whereby we are a lessor for the rental component of the contract and therefore, such rental components of the contract are subject to ASC 842. We account for such rental contracts as operating leases. We recognize revenue from pan rentals in the period earned, regardless of the timing of billing to customers. The lease component of the revenue is disaggregated by a base price that is based on the number of contractual days and a variable component that is based on days in excess of the number of contractual days. See further discussion above under "Revenue recognition".

The table below summarizes our revenues as presented in our consolidated statements of operations for the years ended October 31, 2021 and 2022 by revenue type and by the applicable accounting standard:

Year Ended
(amounts in thousands)	October 31, 2022
Service revenue – ASC 606	$25,564
Lease fixed revenue – ASC 842	15,015
Lease variable revenue – ASC 842	9,612
Total revenues	$50,191

Practical Expedients Applied

The Company collects sales taxes when required from customers as part of the purchase price, which are then subsequently remitted to the appropriate authorities. The Company has elected to apply the practical expedient that allows entities to make an accounting policy election to exclude sales taxes and other similar taxes from the measurement.

At contract inception, the Company does not expect the period between customer payment and transfer of control of the promised services to the customer to exceed one year as customers are invoiced with terms of 30 days. As such, the Company has used the practical expedient in ASC 606 which states that no adjustment for a significant financing component is necessary.

Trade receivables and contract assets and liabilities

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

Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. The allowance for doubtful accounts was $0.9 million and $0.7 million as of October 31, 2022 and 2021, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

The Company does not have contract liabilities associated with contracts with customers. The Company’s contract assets and impairment losses associated therewith are not significant. Contracts with customers do not result in amounts billed to customers in excess of recognizable revenue.

Performance obligations

The Company’s ASC 606 revenue is recognized primarily over time. Accordingly, in any particular period, we do not generally recognize a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the fiscal years ended  October 31, 2022 and 2021 is presented in Note 19.

Leases

General

The Company adopted ASC 842 as of November 1, 2021 using the transition alternative to the modified retrospective approach. Therefore, the Company has not restated comparative period financial information for the effects of ASC 842, and will not make the new required lease disclosures for comparative periods beginning before November 1, 2021. The Company’s financial position for reporting periods beginning on or after November 1, 2021 is presented under the new accounting guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance.

Leases as Lessee

The Company primarily leases various office and land facilities, vehicles and general office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease in accordance with GAAP, based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset. Right-of-use ("ROU") assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining expected future lease payments (see discussion below), which are discounted using the Company’s incremental borrowing rates as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used are based on the Company’s Senior Notes rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. The incremental borrowing rates are applied to each lease based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Many of the Company’s lease arrangements contain multiple lease components (including fixed payments, such as rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance ("CAM") costs). The Company has elected to not separate the lease and non-lease components for leases as lessee. All leases that contain CAM or pass-through components that are variable payments and are billed separate from the base payment for the lease are expensed as variable lease expense in the period in which the obligation of these payments was incurred. Other leases that have a component of the base payment that is known to include CAM or other pass-through charges will be not be separated and therefore are included in the analysis of the lease liability. Any true-ups or variable payments billed will be expensed as variable lease expense when incurred.

Expected Future Lease payments - The Company’s lease agreements contain a contractual minimum number of fixed lease payments, and many contain renewal options. However, the Company does not recognize ROU assets or lease liabilities for renewal periods unless at inception or when a triggering event occurs, it is determined that it is reasonably certain the lease will be renewed. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Some of the Company’s lease agreements are on a month-to-month basis and the Company does not recognize ROU assets or lease liabilities until it is determined that it is reasonably certain the Company will have rights to the asset greater than 12 months. Based on this, the expected future lease payments that are discounted to arrive at the initial lease liability are reflective of (1) contractual minimum number of fixed lease payments plus (2) the contractually permitted renewals that are reasonably certain to be elected. Quarterly, the Company reviews the month-to-month agreements and agreements with renewal terms where it was previously determined the renewal was not reasonably certain.

These leases, with few exceptions, provide for escalations that are fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably certain.

The Company, from time to time, will enter into subleases, but these are de minimis in nature. From the Company’s perspective, these items are not factored into the value of the ROU asset, but are disclosed as an offset to expense on the Consolidated Statement of Operations.

The adoption of the new standard resulted in the recording of operating ROU assets and operating lease liabilities of approximately $18.6 million as of November 1, 2021. Management has determined that the amounts reflected in earnings in the consolidated statements of operations for the year ended October 31, 2021 under ASC 840 are not materially different than that of the amounts in regards to ASC 842. All capital leases under ASC 840 as of October 31, 2021 were converted and disclosed as finance leases under ASC 842 as of November 1, 2021.

Practical Expedients Applied

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed it to carry forward the historical lease classification; (ii) did not require reassessment whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require the Company to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842.

The Company has elected the short-term lease practical expedient, which excludes short-term leases from the scope of ASC 842. The Company will expense all short-term leases on a straight-line basis over the lease term.

The Company also elected the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases. For all leases as lessee, the Company has elected the expedient that allows the Company to not separate non-lease components from lease components, but instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. For leases as lessor, the Company cannot separate these components as the timing and patter of transfer of the lease and service components are not the same. The Company believes these elections will not have a material impact on the ROU asset and lease liability.

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

The Company computes deferred income tax assets and liabilities annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. Income tax expense includes both the current income taxes payable or refundable and the change during the period in the deferred tax assets and liabilities. The tax benefit from an uncertain tax position is only recognized in the consolidated balance sheet if the tax position is more likely than not to be sustained upon an examination. The Company recognizes interest and penalties related to underpayment of income taxes in general and administrative expenses in the consolidated statements of operations.

Camfaud files income tax returns in the U.K. Camfaud’s national statutes are generally open for one year following the statutory filing period.

Foreign currency translation and transactions

The functional currency of Camfaud is the Pound Sterling (GBP). The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars using the period end exchange rates for the periods presented, and the consolidated statements of operations are translated at the average exchange rate for the periods presented. Retained earnings are translated at historic rates. The resulting translation adjustments are recorded as a component of comprehensive income on the consolidated statements of comprehensive income and is the only component of accumulated other comprehensive income. The functional currency of our other subsidiaries is the United States Dollar.

Gains/(losses) from foreign currency transactions during the years ended October 31, 2022 and October 31, 2021 were $(2.1) million and $0.4 million, respectively, and were included in general and administrative expenses in the consolidated statements of operations.

Earnings per share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share ("ASC 260"). The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. For purposes of ASC 260, the two-class method is computed based on the following participating stock: (1) Common Stock and (2) Restricted Stock Awards.

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

If it is determined an acquisition is an asset acquisition, the purchase consideration (which will include certain transaction costs) is allocated first to indefinite lived intangible assets (if applicable) based on their fair values with the remaining balance of purchase consideration being allocated to the acquired assets and liabilities based on their relative fair values.

Concentrations

As of  October 31, 2022 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Note 3. New Accounting Pronouncements

Newly adopted accounting pronouncements

Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) - In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. Effective October 1, 2021, the Company transitioned all of its GBP borrowings from LIBOR to the Sterling Overnight Index Average ("SONIA") rate. Effective June 29, 2022, the Company transitioned all of its U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate ("SOFR"). See Note 10 for further discussion.

ASU 2016-02, Leases (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has adopted the guidance for the year ended October 31, 2022, with an effective date of adoption of November 1, 2021. See Note 9 for further discussion.

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

Note 4. Business Combinations and Asset Acquisitions

The Company completed one acquisition during the first quarter of fiscal 2022 (purchase consideration of $20.2 million), three acquisitions during the second quarter of fiscal 2022 (aggregate purchase consideration of $11.4 million), one acquisition during the fourth quarter of fiscal 2022 (purchase consideration of $30.8 million) and three acquisitions in fiscal 2021 (aggregate purchase consideration $20.6 million). All acquisitions either added complementary assets in markets in which the Company already operates or expanded the Company's footprint into adjacent markets. With the exception of the acquisition during the fourth quarter of fiscal 2022, all other transactions qualified as asset acquisitions. Except for the acquisition of Pioneer in the first quarter of fiscal 2022, Coastal in the fourth quarter of fiscal 2022 and Hi-Tech in fiscal 2021, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in both fiscal 2022 and fiscal 2021 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

August 2022 (Fiscal 2022) Coastal Acquisition

In August 2022, the Company acquired the property, equipment and intangible assets of Coastal Carolina Pumping, Inc. (“Coastal”) for total purchase consideration of $30.8 million, which was paid for using cash and the ABL Facility (defined below). This transaction expanded our operations in the Carolinas and Florida and qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values. There was no goodwill recognized in this transaction.

The following table represents the final allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition-date fair values with any measurement-period adjustments included:

Consideration paid:	$30,762

Net assets acquired:
Intangible assets	$2,500
Property and equipment	28,500
Liabilities assumed	(238)
Total net assets acquired	$30,762

All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections.

Identifiable intangible assets acquired consist of customer relationships of $1.7 million and non-compete agreements valued at $0.8 million. The customer relationships were valued using the multi-period excess earnings method. The non-competes were valued using a direct valuation of economic damages approach. The Company determined the useful life of both the customer relationships and non-compete agreements to be 5 years.

Concurrent with closing of the asset purchase agreement, the Company signed five leases directly with the seller. The leases were entered into at market rates and the Company recognized an ROU asset and liability of $6.5 million related to these leases.

November 2021 (Fiscal 2022) Pioneer Acquisition

In November 2021, the Company acquired the assets, no cash, of Pioneer Concrete Pumping Services (“Pioneer”) for total purchase consideration of $20.2 million, of which, $1.0 million was held back (the “Holdback”) to allow for a post-closing joint inspection of Pioneer’s fleet vehicles. The Holdback had not been paid out as of October 31, 2022. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

September 2021 (Fiscal 2021) Hi-Tech Acquisition

In September 2021, the Company acquired the assets, no cash, of Hi-Tech Concrete Pumping Services (“Hi-Tech”) for total purchase consideration of $12.3 million. This transaction was treated as an asset acquisition. The Company allocated $11.5 million to the purchase of Hi-Tech's equipment. The remaining $0.8 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

Transaction Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an asset acquisition or business combination. Transaction costs in each of the twelve months ended October 31, 2022 and 2021 were $0.3 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Coastal business combination discussed above as if they had occurred on November 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Coastal business combinations had been completed on November 1, 2020, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
Revenue	$401,292	$315,808
Pro forma revenue adjustments by Business Combination
Coastal	15,986	18,556
Total pro forma revenue	$417,278	$334,364

	Year Ended October 31, 2022	Year Ended October 31, 2021
Net (loss) income	$28,676	$(15,073)
Pro forma net income adjustments by Business Combination
Coastal	1,087	943
Total pro forma net (loss) income	$29,763	$(14,130)

Significant pro forma adjustments include:

●	Tangible and intangible assets are assumed to be recorded at their estimated fair values as of November 1, 2020 and are depreciated or amortized over their estimated useful lives; and
●	The Company incurred approximately $30.0 million on the ABL Facility (defined below) in connection with the acquisition of Coastal. Interest expense has been adjusted as of November 1, 2020.

Coastal’s contribution to the Company's fiscal 2022 revenue was $4.0 million and net (loss) income was $0.6 million.

Note 5. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The fair value of the ABL credit facility is derived from Level 2 inputs. The carrying values of the Company's finance lease obligations represent fair value. The only transfer in financial instruments between the three levels of the fair value hierarchy during the years ended October 31, 2022 and 2021 was changing the warrants from Level 1 to Level 2.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  October 31, 2022 and 2021 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	October 31,		October 31,
	2022		2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$339,375	$375,000	$390,938
Finance lease obligations	$278	$278	$381	$381

Warrants

At October 31, 2022 and 2021, there were 13,017,677 and 13,017,777 public warrants and no private warrants outstanding, respectively. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

The Company accounts for the public warrants issued in connection with its IPO in accordance with ASC 815, under which certain provisions in the public warrant agreements do not meet the criteria for equity classification and therefore these warrants must be recorded as liabilities. The fair value of each public warrant is based on the public trading price of the warrant (Level 2 fair value measurement). Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statements of operations, see Note 2 for further discussion.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  October 31, 2022 and 2021 are comprised of the following:

	October 31,	October 31,
(in thousands)	2022	2021
Prepaid insurance	$1,550	$949
Prepaid licenses and deposits	751	360
Prepaid rent	402	331
Other current assets and prepaids	2,472	2,470
Total prepaid expenses and other current assets	$5,175	$4,110

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment at October 31, 2022 and 2021 are comprised of the following:

	October 31,	October 31,
(in thousands)	2022	2021
Land, building and improvements	$28,528	$27,062
Finance leases—land and buildings	828	828
Machinery and equipment	478,162	374,034
Transportation equipment	7,133	2,935
Furniture and office equipment	3,870	2,880
Property, plant and equipment, gross	518,521	407,739
Less accumulated depreciation	(99,144)	(69,968)
Property, plant and equipment, net	$419,377	$337,771

Depreciation expense for the years ended  October 31, 2022 and 2021 was $34.9 million and $28.8 million, respectively. Depreciation expense related to revenue producing machinery and equipment was $32.6 million and $26.8 million, respectively, for the years ended October 31, 2022 and 2021 and was recorded in cost of operations in the consolidated statements of operations. Depreciation expense related to the Company's finance leases and furniture and fixtures was $2.3 million and $2.0 million, respectively, for the years ended October 31, 2022 and 2021 and was included in general and administrative expenses in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations. The Company, with the assistance of a third party valuation specialist, performed a step 1 impairment test on its indefinite-lived trade names intangible assets and goodwill as of August 31, 2022.

The valuation methodology used to value the trade-names was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade names. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping, Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 61%, 49% and 127%, respectively, and their remaining values are $37.3 million, $7.7 million and $5.5 million as of October 31, 2022, respectively.

The goodwill impairment test was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations reporting units were approximately 7%, 82% and 32% greater than their carrying values, respectively. As such, no impairment charge was recorded.

The following table summarizes the composition of intangible assets at October 31, 2022 and at October 31, 2021:

	October 31,
	2022
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in years)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship (1)	11.0	$193,710	$-	$(112,658)	$1,416	$82,468
Trade name (1)	6.1	4,836	-	(2,127)	239	2,948
Trade names (indefinite life) (2)	-	55,500	(5,000)	-	-	50,500
Assembled workforce (1)	2.1	1,450	-	(444)	-	1,006
Noncompete agreements (1)	4.6	1,000	-	(168)	-	832
Total intangibles		$256,496	$(5,000)	$(115,397)	$1,655	$137,754

(1)	Intangibles subject to amortization
(2)	Indefinite-lived intangible asset

	October 31,
	2021
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in years)	Value	Impairment	Amortization	Adjustment	Amount
Customer relationship (1)	12.2	$195,220	$-	$(91,169)	$(539)	$103,512
Trade name (1)	7.1	5,748	-	(1,598)	(71)	$4,079
Trade names (indefinite life) (2)	-	55,500	(5,000)	-	-	$50,500
Assembled workforce (1)	3.0	350	-	-	-	$350
Noncompete agreements (1)	2.5	200	-	(102)	-	$98
Total intangibles		$257,018	$(5,000)	$(92,869)	$(610)	$158,539

(1)	Intangibles subject to amortization
(2)	Indefinite-lived intangible asset

Amortization expense for the year ended  October 31, 2022 was $22.5 million. Amortization expense for the year ended  October 31, 2021 was $27.1 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2023	$18,559
2024	14,708
2025	11,458
2026	9,308
2027	7,605
Thereafter	25,616
Total	$87,254

The changes in the carrying value of goodwill by reportable segment for the twelve-month period ended October 31, 2022 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2020	$147,482	$26,539	$49,133	$223,154
Foreign currency translation	-	1,546	-	1,546
Balance at October 31, 2021	$147,482	$28,085	$49,133	$224,700
Foreign currency translation	-	(4,455)	-	$(4,455)
Balance at October 31, 2022	$147,482	$23,630	$49,133	$220,245

Note 9. Leases

Lease expense consisted of the following:

	Classification on the Consolidated Statements of Operations	Year Ended October 31,
(in thousands)		2022
Operating lease expense	Cost of operations	$5,002
Short-term and variable lease expense	Cost of operations	975
Finance lease expense:
Amortization of right-of-use assets	Cost of operations	22
Interest on lease liability	Interest expense, net	13
Total finance lease expense		$35
Sublease income	Cost of operations	(106)
Total lease expense		$5,906

Supplemental consolidated balance sheet information and other information related to leases:

(in thousands)		October 31,
Leases	Classification on the Consolidated Balance Sheet	2022
Assets:
Operating lease assets	Right-of-use operating lease assets	$24,833
Finance lease assets	Property, plant and equipment, net	702
Total leased assets		25,535
Current liabilities:
Operating	Operating lease obligations, current portion	$4,001
Finance	Finance lease obligations, current portion	109
Noncurrent liabilities:
Operating	Operating lease obligations, non-current	20,984
Finance	Finance lease obligations, non-current	169
Total leased liabilities		$25,263

Weighted-average remaining lease term (years)
Operating leases		6.9
Finance leases		2.6
Weighted-average discount rate
Operating leases		6.0%
Finance leases		3.7%

Supplemental consolidated cash flow statement information related to leases:

Year Ended October 31,
(in thousands)	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,798
Operating cash flows from finance leases	$12
Financing cash flows from finance leases	$103

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease and finance lease liabilities recorded on the Company’s consolidated balance sheet as of October 31, 2022:

	Future Payments
(in thousands)	Operating Leases	Finance Leases
2023	$5,386	$118
2024	5,094	120
2025	4,400	54
2026	3,635	-
2027	3,311	-
Thereafter	9,328	-
Total lease payments	$31,154	$292
Less: Interest	(6,169)	(14)
Total	$24,985	$278
Less: Current portion	(4,001)	(109)
Long-term portion	$20,984	$169

As of October 31, 2022, we had no material operating or finance leases that had not yet commenced.

Comparative Information from 2021 Form 10-K

The Company adopted ASC 842 using the transition alternative to the modified retrospective approach as of the effective date November 1, 2021, without adjusting the comparative periods and therefore, as required by ASC 842, has included the below comparative information from Note 13 to the consolidated financial statements in its 2021 Form 10-K.

In accordance with ASC 840, the operating lease and capital lease payments included in the table below only include payments for future minimum lease commitments and do not include any renewal periods exercisable at the Company's option. The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease and finance lease liabilities recorded on the Company’s consolidated balance sheet as of October 31, 2021:

	Future Payments
(in thousands)	Operating Leases	Capital Leases
2022	$3,514	$115
2023	2,202	118
2024	1,396	120
2025	654	61
2026	491	-
Thereafter	960	-
Total lease payments	$9,217	$414
Less: Interest	-	(33)
Total value of minimum lease payments	$9,217	$381

Note 10. Long-Term Debt and Revolving Lines of Credit

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

The outstanding principal amount of the Senior Notes as of  October 31, 2022 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $160.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $10.5 million and for swing loan borrowings of up to $10.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	All loans advanced will mature and be due and payable in full on January 28, 2026;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through September 30, 2021, borrowings in GBP bore interest at an adjusted LIBOR rate plus an applicable margin of 1.25%. After September 30, 2021, borrowings in GBP bear interest at the SONIA rate plus an applicable margin currently set at 2.0326%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;
●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022, borrowings in U.S. Dollars bear interest at (1) a base rate plus an applicable margin currently set at 1.0000% or (2) the SOFR rate plus an applicable margin currently set at 2.0000%. The applicable margins for U.S. Dollar loans are subject to a step down of 0.25% based on excess availability levels;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of  October 31, 2022 was $52.1 million and as of that date, the Company was in compliance with all debt covenants.

In addition, as of October 31, 2022, the Company had $1.1 million in credit line reserves and a letter of credit balance of $3.0 million.

As of October 31, 2022, we had $103.7 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related the revolving credit facilities of $1.7 million as of October 31, 2022.

At October 31, 2022 and 2021, the weighted average interest rate for borrowings under the ABL Facility was 4.4% and 3.8%, respectively.

Term Loan Agreement

Summarized terms of the Term Loan Agreement, which was repaid in full as of January 28, 2021, were as follows:

●	Provided for an original aggregate principal amount of $357.0 million. This amount was increased in May 2019 by $60.0 million in connection with the acquisition of Capital;
●	The initial term loans advanced would have matured and been due and payable in full seven years after December 6, 2018, with principal amortization payments in an annual amount equal to 5.00% of the original principal amount;
●	Borrowings under the Term Loan Agreement, bore interest at either (1) an adjusted LIBOR rate or (2) an alternate base rate, plus an applicable margin of 6.00% or 5.00%, respectively; and
●	The Term Loan Agreement was secured by (i) a first priority perfected lien on substantially all of the assets of the Company and certain of its subsidiaries that are loan parties thereunder to the extent not constituting ABL Facility priority collateral and (ii) a second priority perfected lien on substantially all ABL Facility priority collateral, in each case subject to customary exceptions and limitations.

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

The table below is a summary of the composition of the Company’s debt balances at October 31, 2022 and 2021.

	October 31,	October 31,
(in thousands)	2022	2021
Revolving loan (short term)	$52,133	$990
Senior Notes - all long term	375,000	375,000
Total debt, gross	427,133	375,990
Less: Unamortized deferred financing costs offsetting long term debt	(4,524)	(5,916)
Total debt, net of unamortized deferred financing costs	$422,609	$370,074

Future maturities of the Senior Notes for the fiscal years ending October 31 is as follows:

(in thousands)
2023	$-
2024	-
2025	-
2026	375,000
Total	$375,000

Note 11. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at October 31, 2022 and 2021:

	October 31,	October 31,
(in thousands)	2022	2021
Accrued vacation	$2,705	$1,967
Accrued payroll	2,763	1,727
Accrued bonus	4,835	3,593
Accrued employee-related taxes	2,760	4,606
Other accrued	278	333
Total accrued payroll and payroll expenses	$13,341	$12,226

Note 12. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at October 31, 2022 and 2021:

	October 31,	October 31,
(in thousands)	2022	2021
Accrued insurance	$12,133	$7,473
Accrued interest	5,996	5,627
Accrued equipment purchases	7,644	4,955
Accrued sales and use tax	846	690
Accrued property taxes	825	917
Accrued professional fees	831	1,134
Other	3,881	3,144
Total accrued expenses and other liabilities	$32,156	$23,940

Note 13. Income Taxes

The sources of income before income taxes for the fiscal years ended October 31, 2022 and  October 31, 2021 are as follows:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
United States	$32,252	$(13,162)
Foreign	1,950	731
Total	$34,202	$(12,431)

The components of the provision for income taxes for the fiscal years ended October 31, 2022 and  October 31, 2021 are as follows:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
Current tax provision (benefit):
Federal	$-	$-
Foreign	(113)	(375)
State and local	434	470
Total current tax provision	321	95

Deferred tax provision (benefit):
Federal	$4,575	$483
Foreign	70	2,134
State and local	560	(70)
Total deferred tax benefit	5,205	2,547

Net provision for income taxes	$5,526	$2,642

For the fiscal years ended October 31, 2022 and  October 31, 2021, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
Income tax expense/(benefit) per federal statutory rate of 21% for each period	$7,182	$(2,611)
State income taxes, net of federal deduction	898	193
Change in deferred tax rate	81	(92)
Warrant fair value change	(2,078)	2,078
Deferred tax on undistributed foreign earnings	(827)	505
Impact of tax reform in the U.K. (see discussion below)	-	2,125
Increase in valuation allowance	71	-
Other	199	444
Income tax provision	$5,526	$2,642

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for fiscal years ending October 31, 2022 and at October 31, 2021 are summarized as follows:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
Deferred tax assets:
Accrued insurance reserve	$2,385	$1,329
Accrued sales and use tax	75	75
Accrued bonuses and vacation	1,737	1,276
Accrued payroll tax	445	675
Foreign tax credit carryforward	80	80
State tax credit carryforward	38	50
Interest expense carryforward	576	649
Stock-based compensation	3,105	3,608
Prepaid expenses	(172)	-
Operating lease liability	6,315	-
Other	400	364
Net operating loss carryforward	25,894	17,771
Total deferred tax assets	$40,878	$25,877
Valuation allowance	(134)	(63)
Net deferred tax assets	$40,744	$25,814

Deferred tax liabilities:
Intangible assets	(17,758)	(23,837)
Property and equipment	(90,998)	(71,400)
Prepaid expenses	-	(157)
Right-of-use operating lease asset	(6,211)	-
Unremitted foreign earnings	-	(986)
Total net deferred tax liabilities	(114,967)	(96,380)

Net deferred tax liabilities	$(74,223)	$(70,566)

As of October 31, 2022, the Company has the following tax carryforwards:

(in millions)	Balance as of October 31, 2022	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$105.5	N/A – Carried forward indefinitely
State net operating loss carryforwards	50.3	2026
Foreign net operating loss carryforwards	11.9	N/A – Carried forward indefinitely
Foreign tax carryforwards	0.1	2026
State credit carryforwards	-	2023
Interest expense carryforwards	12.4	N/A – Carried forward indefinitely
Total tax carryforwards	$180.2

The Company does not consider that earnings from non-U.S. affiliates will be permanently reinvested. As such, the Company has provided U.S. deferred taxes on cumulative earnings of all of its non-U.S. affiliates.

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

The Company files income tax returns with the U.S., various state governments and the U.K. With few immaterial exceptions, the Company is no longer subject to U.S. federal, foreign and state income tax examinations by tax authorities for tax years before October 31, 2020.

Pursuant to Internal Revenue Code Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has determined that no such change in ownership happened during the fiscal years ended October 31, 2022 or 2021.

The following table summarizes the changes in the Company's unrecognized tax benefits during the fiscal years ended October 31, 2022 and 2021. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

(in thousands)	Year Ended October 31, 2022	Year Ended October 31, 2021
Balance, beginning of year	$1,452	$1,572
Increase in current year position	-	-
Increase in prior year position	-	-
Decrease in prior year position	(119)	(120)
Lapse in statute of limitations	-	-
Balance, end of year	$1,333	$1,452

As of October 31, 2022 and 2021, the company has recognized no interest or penalties.

On August 15, 2022, President Biden signed the Inflation Reduction Act into law. Management has reviewed the tax provisions of this legislation and has determined that there are no provisions that would have a material impact on the Company.

On May 24, 2021 the House of Commons in the U.K. enacted legislation, the Finance Act 2021, which increases the U.K. corporation tax rate from 19% to 25% effective April 1, 2023, for companies with profits in excess of GBP 250,000. As a result of the Finance Act 2021 the Company recorded tax expense of $2.2 million in fiscal 2021 related to the remeasurement of certain deferred tax assets and liabilities that are expected to reverse after April 1, 2023.

Note 14. Commitments and Contingencies

Purchase Commitments

As of October 31, 2022, the Company was contractually committed for $17.0 million of capital expenditures for purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months.

Insurance

For the fiscal years ended October 31, 2022 and  October 31, 2021, the Company was partially insured for automobile, general and worker's compensation liability with the following deductibles (per occurrence):

	Deductible
	Fiscal 2022	Fiscal 2021
General liability	$250,000	$350,000
Automobile	$250,000	$250,000
Workers' compensation	$250,000	$250,000

The Company has accrued $7.0 million and $4.5 million, as of October 31, 2022 and 2021, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of October 31, 2022 and 2021, the Company had accrued $3.3 million and $1.6 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third party administrator required the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million, as of October 31, 2022, and is included in cash and cash equivalents in the accompanying consolidated balance sheet. The third party administrator did not require the Company to maintain a bank account to facilitate the administration of claims in fiscal 2021.

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

Letters of credit

The ABL Facility provides for up to $10.5 million of standby letters of credit. As of October 31, 2022, total outstanding letters of credit totaled $3.0 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 15. Stockholders’ Equity

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. As of October 31, 2022 and 2021, there were 13,017,677 and 13,017,777 public warrants outstanding, respectively.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of October 31, 2022, the additional cumulative amount totaled $7.0 million which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The preferred stock contains a redemption feature contingent upon a change in control which is not solely within the control of the Company. As such, the preferred stock is presented outside of permanent equity.

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

Share Repurchase Program

In June 2022, the Board of Directors approved a share repurchase program that authorizes the repurchase of up to $10.0 million of the Company’s Class A common stock through June 15, 2023. The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by CPH’s management.

For the fiscal year ended October 31, 2022 the Company purchased an aggregate of 415,066 shares of our common stock for a total of $2.7 million resulting in an average price per share of $6.48. All repurchases were at market value.

Note 16. Stock-Based Compensation

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

Included in the table below is a summary of the unvested awards outstanding at October 31, 2022, including the location, type of award, shares outstanding, unrecognized compensation expense, and the date through which the expense will be recognized. The total stock compensation expense recognized for restricted stock awards for the years ended  October 31, 2022 and October 31, 2021 was $4.4 million and $5.8 million, respectively. The total stock compensation expense recognized for stock options for the years ended  October 31, 2022 and October 31, 2021 was $0.6 million and $0.8 million, respectively. In addition, while the table below provides a date through which expense will be recognized on a straight-line basis, if at such time the market-based stock awards vest earlier than the Monte Carlo simulation derived service period, expense recognition will be accelerated.

During the first quarter of fiscal 2022, the Company granted 69,491 stock awards that have a market-based vesting condition. The assumptions used in the Monte Carlo Simulation for these grants were stock price on date of grant, a price target expiration date of December 6, 2023, expected volatility of 73% and a risk-free interest rate of 0.5%. No equity-based awards were granted during the remainder of fiscal 2022.

(in thousands, except shares outstanding and fair value amounts)

Location	Type of Award	Shares Unvested at October 31, 2022	Weighted Average Fair Value	Unrecognized Compensation Expense at October 31, 2022	Date Expense Recognized Through (Straight-Line Basis)
U.S.	Time Based Only	630,465	6.48	$1,867,799	12/6/2023
U.S.	$6 Market/Time- Based	100,462	1.74	-	10/29/2020
U.S.	$6 Market/Time- Based	186,786	8.68	175,812	3/29/2023	*
U.S.	$6 Market/Time- Based	186,798	8.68	470,139	3/29/2024	*
U.S.	$8 Market/Time- Based	100,462	1.61	-	10/29/2020
U.S.	$8 Market/Time- Based	186,786	7.48	276,524	8/23/2023	**
U.S.	$8 Market/Time- Based	186,798	7.48	484,641	8/23/2024	**
U.S.	$10 Market/Time- Based	150,706	1.51	-	10/29/2020
U.S.	$10 Market/Time- Based	184,169	6.48	174,175	7/9/2023
U.S.	$10 Market/Time- Based	184,165	6.48	362,699	7/9/2024
U.S.	$10 Market/Time- Based	184,181	6.48	495,377	7/9/2025
U.S.	$13 Market/Time- Based	433	4.47	-	5/4/2022
U.S.	$13 Market/Time- Based	433	4.47	208	5/4/2023
U.S.	$13 Market/Time- Based	434	4.47	561	5/4/2024
U.S.	$16 Market/Time- Based	433	3.85	-	8/27/2022
U.S.	$16 Market/Time- Based	433	3.85	309	8/27/2023
U.S.	$16 Market/Time- Based	434	3.85	563	8/27/2024
U.S.	$19 Market/Time- Based	433	3.34	169	11/19/2022
U.S.	$19 Market/Time- Based	433	3.34	402	11/19/2023
U.S.	$19 Market/Time- Based	434	3.34	572	11/19/2024
U.S.	$10 Market/Time- Based	4,635	7.28	5,866	1/31/2023
U.S.	$10 Market/Time- Based	4,635	7.28	17,248	1/31/2024
U.S.	$10 Market/Time- Based	4,634	7.28	22,033	1/31/2025
U.S.	$10 Market/Time- Based	17,954	6.83	52,060	6/30/2023
U.S.	$10 Market/Time- Based	17,961	6.83	79,594	6/30/2024
U.S.	$10 Market/Time- Based	17,963	6.83	91,649	6/30/2025
U.K.	Time Based Only	90,431	6.38	249,774	12/6/2023
U.K.	$6 Market/Time- Based	19,257	5.23	-	10/29/2020
U.K.	$6 Market/Time- Based	27,892	8.36	25,995	3/29/2023	*
U.K.	$6 Market/Time- Based	27,901	8.36	69,279	3/29/2024	*
U.K.	$8 Market/Time- Based	19,257	1.61	-	10/29/2020
U.K.	$8 Market/Time- Based	27,892	7.20	40,805	8/23/2023	**
U.K.	$8 Market/Time- Based	27,901	7.20	71,324	8/23/2024	**
U.K.	$10 Market/Time- Based	28,886	1.51	-	10/29/2020
U.K.	$10 Market/Time- Based	27,902	6.24	25,824	7/9/2023
U.K.	$10 Market/Time- Based	27,892	6.24	53,461	7/9/2024
U.K.	$10 Market/Time- Based	27,901	6.24	72,852	7/9/2025
U.K.	$10 Market/Time- Based	750	6.83	2,175	6/30/2023
U.K.	$10 Market/Time- Based	750	6.83	3,324	6/30/2024
U.K.	$10 Market/Time- Based	750	6.83	3,827	6/30/2025
Total		2,708,822		$5,197,040

Note: The $13/$16/$19 Market/Time Based shares noted above relate to the shares not exchanged in the October 29, 2020 modification discussed above.

*	The $6.00 market condition price target was achieved on March 29, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.
**	The $8.00 market condition price target was achieved on August 23, 2021, and on such date, the remaining unrecognized expense for these awards will be accelerated over the new requisite service period.

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2022:

	Options	Weighted average grant date fair value	Weighted average exercise price
Outstanding stock options, October 31, 2020	1,791,316	$6.80	$1.54
Granted	30,000	$2.48	$0.01
Forfeited	(3,807)	$7.46	$0.01
Exercised	(133,316)	$5.24	$0.01
Outstanding stock options, October 31, 2021	1,684,193	$6.85	$1.63
Granted	4,500	$7.43	$0.01
Forfeited	(1,586)	$6.67	$0.01
Exercised	(197,779)	$6.70	$0.44
Outstanding stock options, October 31, 2022	1,489,328	$6.42	$1.79

The total intrinsic value of stock options exercised for the years ended  October 31, 2022 and 2021 was $1.3 million and $0.9 million, respectively. The Company realized $0.2 million in tax benefits related to exercised stock options for both years ended October 31, 2022 and 2021.

The following table summarizes information about stock options outstanding at October 31, 2022:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	378,298	$0.01	6.9	$2,419	22,936	$0.01	7.1	$147
$0.87	786,957	$0.87	2.3	4,356	786,957	$0.87	2.3	$4,356
$6.09	324,073	$6.09	3.4	-	324,073	$6.09	3.4	$102
Total	1,489,328	$1.79	3.7	$6,775	1,133,966	$2.34	2.7	$4,605

As of October 31, 2022, there was $0.6 million of total unrecognized compensation cost related to stock options that is expected to be realized as an expense by the Company over 1.4 weighted average years.

Restricted Stock Awards

The following table is a summary of Restricted Stock Awards activity for the years ended October 31, 2022 and October 31, 2021:

	Units	Weighted average grant-date fair value
Unvested as of October 31, 2020	3,737,791	5.39
Granted	112,349	3.80
Vested	(757,215)	5.34
Forfeited	(21,534)	5.00
Unvested as of October 31, 2021	3,071,391	4.98
Granted	134,481	7.43
Vested	(768,330)	4.86
Forfeited	(84,082)	5.81
Unvested as of October 31, 2022	2,353,460	5.14

As of October 31, 2022, there was $4.6 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be realized as an expense by the Company over 1.4 weighted average years.

The Company realized $1.4 million and $0.7 million in tax benefits related to restricted stock award vestings for the years ended October 31, 2022 and October 31, 2021, respectively.

Note 17. Earnings Per Share

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

At October 31, 2022, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 2.4 million outstanding unvested restricted stock awards, (3) 1.1 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effect of the 13.0 million warrants and the 2.5 million shares of preferred stock were excluded from the calculation of the diluted net income per share for the year ended October 31, 2022 as its impact would have been anti-dilutive. For the fiscal year ended October 31, 2021, the Company realized a net loss and as such, the weighted-average dilutive impact of any shares was excluded from the calculation of diluted EPS because they were antidilutive.

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2022 and October 31, 2021:

	Year Ended October 31,
(in thousands, except share and per share amounts)	2022	2021
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$28,676	$(15,073)
Less: Accretion of liquidation preference on preferred stock	(1,750)	(1,750)
Less: Undistributed earnings allocated to participating securities	(1,274)	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$25,652	$(16,823)
Add back: Undistributed earning allocated to participating securities	1,274	-
Add back: Accretion of liquidation preference on preferred stock	-	-
Less: Undistributed earnings reallocated to participating securities	(1,254)	-
Numerator for diluted earnings (loss) per share	$25,672	$(16,823)

Weighted average shares (denominator):
Weighted average shares - basic	53,914,311	53,413,594
Weighted average shares - diluted	54,851,308	53,413,594

Basic earnings (loss) per share	$0.48	$(0.31)
Diluted earnings (loss) per share	$0.47	$(0.31)

Note 18. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for both years ended October 31, 2022 and 2021 were $0.9 million.

Camfaud operates a Small Self-Administered Scheme (“SSAS”), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.3 million for both years ended October 31, 2022 and 2021.

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

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2022 and 2021:

	Year Ended October 31,
(in thousands)	2022	2021
California	$407	$901
Oregon	291	308
Washington	255	279
Total contributions	$953	$1,489

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plan for Oregon and Washington were Green(greater than 80 percent funded) and for California, it was Yellow (less than 80 percent funded but greater than 65 percent funded). The funding status for the Oregon and Washington multiemployer defined benefit pension plans is at January 1, 2021 and for the California multiemployer defined benefit pension plan is at July 1, 2021.

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

Note 19. Segment Reporting

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

	Year Ended October 31,
(in thousands)	2022	2021
Revenue
U.S. Concrete Pumping	$296,506	$229,475
U.K. Operations	54,926	48,098
U.S. Concrete Waste Management Services	50,191	38,591
Corporate	2,500	2,500
Intersegment	(2,831)	(2,856)
Total revenue	$401,292	$315,808

Income (loss) before income taxes
U.S. Concrete Pumping	$9,006	$(11,915)
U.K. Operations	1,950	731
U.S. Concrete Waste Management Services	11,701	6,986
Corporate	11,545	(8,233)
Total income (loss) before income taxes	$34,202	$(12,431)

EBITDA
U.S. Concrete Pumping	$72,278	$47,497
U.K. Operations	12,582	12,128
U.S. Concrete Waste Management Services	20,302	16,433
Corporate	12,393	(7,393)
Total EBITDA	$117,555	$68,665

Consolidated EBITDA reconciliation
Net income (loss)	$28,676	$(15,073)
Interest expense, net	25,891	25,190
Income tax expense	5,526	2,642
Depreciation and amortization	57,462	55,906
Total EBITDA	$117,555	$68,665

Depreciation and amortization
U.S. Concrete Pumping	$40,304	$37,381
U.K. Operations	7,709	8,238
U.S. Concrete Waste Management Services	8,601	9,447
Corporate	848	840
Total depreciation and amortization	$57,462	$55,906

Interest expense, net
U.S. Concrete Pumping	$(22,968)	$(22,031)
U.K. Operations	(2,923)	(3,159)
Total interest expense, net	$(25,891)	$(25,190)

Transaction costs and debt extinguishment costs
U.S. Concrete Pumping	$318	$15,822
Total transaction costs including transaction-related debt extinguishment	$318	$15,822

Total assets by segment for the periods presented are as follows:

	October 31,	October 31,
(in thousands)	2022	2021
Total assets
U.S. Concrete Pumping	$693,048	$591,820
U.K. Operations	103,255	109,631
U.S. Concrete Waste Management Services	157,370	145,199
Corporate	27,834	26,648
Intersegment	(94,018)	(80,633)
Total assets	$887,489	$792,665

Total capital expenditures by segment for the periods presented are as follows:

	October 31,	October 31,
(in thousands)	2022	2021
Total capital expenditures
U.S. Concrete Pumping	$78,453	$45,749
U.K. Operations	13,385	11,656
U.S. Concrete Waste Management Services	10,077	5,126
Corporate	18	261
Total capital expenditures	$101,932	$62,792

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of  October 31, 2022 and 2021 are as follows:

	Year Ended October 31,
(in thousands)	2022	2021
Revenue by geography
U.S.	$346,366	$267,710
U.K.	54,926	48,098
Total revenue	$401,292	$315,808

	October 31,	October 31,
(in thousands)	2022	2021
Long-lived tangible assets
U.S.	$366,814	$285,307
U.K.	52,563	52,464
Total long lived assets	$419,377	$337,771

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our management concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management determined that, as of October 31, 2022, the Company’s internal control over financial reporting was not effective due to material weaknesses related to (1) the review of manual journal entries within the financial statement close process, which was identified in connection with the restatement of the Company’s interim unaudited financial statements as of July 31, 2022 ("MW #1"); and (2) the areas of user access and segregation of duties related to information technology systems that support the financial reporting process specifically related to accounts payable and expenditures ("MW #2").

The Company and its Board of Directors are committed to maintaining an effective internal control environment. The Company’s management, with the oversight of the Audit Committee, has evaluated the material weaknesses described above and designed a remediation plan to address the material weaknesses. Regarding MW #1, the Company’s remediation plan was developed and implemented by enhancing the Company’s internal control environment with incremental controls, enhancing training for accounting team members, and improving the schedules used to prepare more complex journal entries. However, as of the date of this report, there had not been sufficient time for the Company to fully complete this remediation plan. Regarding MW #2, the Company will remediate the control by updating user access and segregation of duties matrixes, modifying functionality of systems, and implementing reviews of user activity reports.

BDO USA, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as set forth below.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fiscal quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Concrete Pumping Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated January 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These  material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: 1) the review of manual journal entries within the financial statement close process, which was identified in connection with the restatement of the Company’s interim unaudited financial statements as of July 31, 2022 that continues to exist at October 31, 2022; and 2) the areas of user access and segregation of duties controls related to information technology systems that support the financial reporting process specifically related to accounts payable and expenditures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated January 31, 2023 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Dallas, Texas

January 31, 2023

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2022.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our directors, officers and employees. We have posted our Code of Ethics on our website (https://ir.concretepumpingholdings.com/governance-docs) and will post on such website any amendments to, or waivers from, a provision of the Code of Ethics applying to an executive officer or director when required by applicable SEC and Nasdaq rules and regulations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.8	First Amendment to Amended and Restated ABL Credit Agreement, dated September 30, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc, on January 12, 2022)

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

10.19	Second Amendment to Amended and Restated ABL Credit Agreement, dated July 29, 2022, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on August 1, 2022).
21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of BDO USA, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 31, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 31, 2023.

/s/ Bruce Young	Chief Executive Officer and Director	January 31, 2023
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 31, 2023
Iain Humphries	(principal financial officer and principal accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	January 31, 2023
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	January 31, 2023
Brian Hodges

/s/ Raymond Cheesman	Director	January 31, 2023
Raymond Cheesman

/s/ Heather L. Faust	Director	January 31, 2023
Heather L. Faust

/s/ David G. Hall	Director	January 31, 2023
David G. Hall

/s/ Tom Armstrong	Director	January 31, 2023
Tom Armstrong

/s/ Stephen Alarcon	Director	January 31, 2023
Stephen Alarcon

/s/ Ryan Beres	Director	January 31, 2023
Ryan Beres

/s/ John Piecuch	Director	January 31, 2023
John Piecuch

/s/ M. Brent Stevens	Director	January 31, 2023
M. Brent Stevens