Form 10-Q
period 2023-01-31
Concrete Pumping Holdings, Inc.
filed 2023-03-10
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-38166

CONCRETE PUMPING HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	83-1779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. 84th Avenue, Suite A-5	80229
Thornton, Colorado
(Address of principal executive offices)	(Zip Code)

(303) 289-7497

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

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

As of March 7, 2023, the registrant had 55,409,996 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2023

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

	January 31,	October 31,
(in thousands except per share amounts)	2023	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,049	$7,482
Trade receivables, net of allowance for doubtful accounts of $877 and $941, respectively	53,020	62,882
Inventory, net	6,593	5,532
Income taxes receivable	109	485
Prepaid expenses and other current assets	12,516	5,175
Total current assets	76,287	81,556

Property, plant and equipment, net	422,800	419,377
Intangible assets, net	133,681	137,754
Goodwill	221,905	220,245
Right-of-use operating lease assets	23,796	24,833
Other non-current assets	2,029	2,026
Deferred financing costs	1,567	1,698
Total assets	$882,065	$887,489

Current liabilities:
Revolving loan	$50,247	$52,133
Operating lease obligations, current portion	4,741	4,001
Finance lease obligations, current portion	111	109
Accounts payable	5,745	8,362
Accrued payroll and payroll expenses	11,430	13,341
Accrued expenses and other current liabilities	30,083	32,156
Income taxes payable	559	178
Total current liabilities	102,916	110,280

Long term debt, net of discount for deferred financing costs	370,824	370,476
Operating lease obligations, non-current	19,284	20,984
Finance lease obligations, non-current	140	169
Deferred income taxes	74,930	74,223
Warrant liability	2,473	7,030
Total liabilities	570,567	583,162

Commitments and contingencies (Note 12)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2023 and October 31, 2022	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 55,407,330 and 56,226,191 issued and outstanding as of January 31, 2023 and October 31, 2022, respectively	6	6
Additional paid-in capital	380,535	379,395
Treasury stock	(10,105)	(4,609)
Accumulated other comprehensive loss	(4,176)	(9,228)
Accumulated deficit	(79,762)	(86,237)
Total stockholders' equity	286,498	279,327

Total liabilities and stockholders' equity	$882,065	$887,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2023	2022

Revenue	$93,575	$85,448

Cost of operations	57,121	51,321
Gross profit	36,454	34,127

General and administrative expenses	27,038	26,721
Transaction costs	3	21
Income from operations	9,413	7,385

Other income (expense):
Interest expense, net	(6,871)	(6,261)
Change in fair value of warrant liabilities	4,556	-
Other income, net	21	37
Total other expense	(2,294)	(6,224)

Income before income taxes	7,119	1,161

Income tax expense (benefit)	644	(22)

Net income	6,475	1,183

Less accretion of liquidation preference on preferred stock	(441)	(441)

Income available to common shareholders	$6,034	$742

Weighted average common shares outstanding
Basic	53,601,707	53,667,290
Diluted	54,457,125	54,712,478

Net income per common share
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2023	2022

Net income	$6,475	$1,183

Other comprehensive income (loss):
Foreign currency translation adjustment	5,052	(1,440)

Total comprehensive income (loss)	$11,527	$(257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	1,480	-	-	-	1,480
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	135,506	-	2	(534)	-	-	(532)
Net income	-	-	-	-	-	1,183	1,183
Foreign currency translation adjustment	-	-	-	-	(1,440)	-	(1,440)
Balance, January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	1,140	-	-	-	1,140
Forfeiture of restricted stock	(1,312)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	(57,092)	-	-	(573)	-	-	(573)
Treasury shares purchased under share repurchase program	(760,457)	-	-	(4,923)	-	-	(4,923)
Net income	-	-	-	-	-	6,475	6,475
Foreign currency translation adjustment	-	-	-	-	5,052	-	5,052
Balance, January 31, 2023	55,407,330	$6	$380,535	$(10,105)	$(4,176)	$(79,762)	$286,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,
(in thousands)	2023	2022
Net income	$6,475	$1,183
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	1,113	893
Foreign currency adjustments	(816)	-
Depreciation	9,654	8,341
Deferred income taxes	129	(175)
Amortization of deferred financing costs	479	458
Amortization of intangible assets	4,795	5,739
Stock-based compensation expense	1,140	1,480
Change in fair value of warrant liabilities	(4,556)	-
Net gain on the sale of property, plant and equipment	(578)	(444)
Net changes in operating assets and liabilities:
Trade receivables, net	10,415	676
Inventory	(957)	(265)
Prepaid expenses and other assets	(7,256)	(6,265)
Accounts payable	(3,997)	(3,460)
Accrued payroll, accrued expenses and other liabilities	1,876	5,027
Net cash provided by operating activities	17,916	13,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,120)	(35,431)
Proceeds from sale of property, plant and equipment	2,333	1,950
Purchases of intangible assets	-	(1,050)
Net cash used in investing activities	(14,787)	(34,531)

Cash flows from financing activities:
Proceeds on revolving loan	83,812	92,164
Payments on revolving loan	(84,980)	(76,928)
Payments on finance lease obligations	(26)	(25)
Purchase of treasury stock	(5,495)	(534)
Net cash provided by (used in) financing activities	(6,689)	14,677
Effect of foreign currency exchange rate on cash	127	155
Net decrease in cash and cash equivalents	(3,433)	(6,511)
Cash and cash equivalents:
Beginning of period	7,482	9,298
End of period	$4,049	$2,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$779	$118
Cash paid (refunded) for income taxes	$(306)	$50

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$3,762	$2,326
Operating lease right-of-use assets recorded upon adoption of ASC 842	$-	$18,625
Operating lease liabilities recorded upon adoption of ASC 842	$-	$18,593
Operating lease assets obtained in exchange for new operating lease liabilities	$1,070	$216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 100 branch locations across approximately 20 states, with its corporate headquarters in Denver, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended October 31, 2022. During the three months ended January 31, 2023, there were no significant changes to those accounting policies.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at  January 31, 2023 and for all periods presented.

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

Revenue recognition

The Company generates revenues primarily from (1) concrete pumping services in both the U.S. and U.K and (2) the Company’s concrete waste services business, both of which are discussed below. In addition, the Company generates an immaterial amount of revenue from the sales of replacement parts to customers. The Company’s delivery terms for replacement part sales are FOB shipping point. Revenue is disaggregated between two accounting standards: (1) ASC 606, Revenue Recognition ("ASC 606") and (2) ASC 842, Leases ("ASC 842").

Leases as Lessor

Our Eco-Pan pan business involves contracts with customers whereby we are a lessor for the rental component of the contract and therefore, such rental components of the contract are recorded as lease revenue. We account for such rental contracts as operating leases. We recognize revenue from pan rentals in the period earned, regardless of the timing of billing to customers. The lease component of the revenue is disaggregated by a base price that is based on the number of contractual days and a variable component that is based on days in excess of the number of contractual days.

The table below summarizes our revenues as presented in our consolidated statements of operations for the periods ended  January 31, 2023 and 2022 by revenue type and by applicable accounting standard:

	Three Months Ended January 31,
(in thousands)	2023	2022
Service revenue - ASC 606	86,365	80,079
Lease fixed revenue – ASC 842	4,054	3,018
Lease variable revenue - ASC 842	3,156	2,351
Total revenue	93,575	85,448

Newly adopted accounting pronouncements

               Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) - In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. Effective October 1, 2021, the Company transitioned all of its GBP borrowings from LIBOR to the Sterling Overnight Index Average ("SONIA") rate. Effective June 29, 2022, the Company transitioned all of its U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate ("SOFR"). See Note 8 for further discussion.

               ASU 2016-02, Leases ("ASU 2016-02") - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a right-of-use asset ("ROU") and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

               The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the guidance for the year ended October 31, 2022, with an effective date of adoption of November 1, 2021.

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

Note 3. Business Combinations and Asset Acquisitions

The Company completed no acquisitions during the first quarter of fiscal 2023 and five acquisitions during fiscal 2022. All acquisitions either added complementary assets in markets in which the Company already operates or expanded the Company's footprint into adjacent markets. With the exception of the acquisition during the fourth quarter of fiscal 2022, all other transactions qualified as asset acquisitions. Except for the acquisition of Pioneer in the first quarter of fiscal 2022 and Coastal in the fourth quarter of fiscal 2022, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in fiscal 2022 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

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

(in thousands)
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

November 2021 (Fiscal 2022) Pioneer Acquisition

In November 2021, the Company acquired the assets, no cash, of Pioneer Concrete Pumping Services (“Pioneer”) for total purchase consideration of $20.2 million, of which, $1.0 million was held back (the “Holdback”) to allow for a post-closing joint inspection of Pioneer’s fleet vehicles. The Holdback had not been paid out as of January 31, 2023. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

Transaction Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an asset acquisition or business combination. There were no significant transaction costs incurred in each of the three months ended January 31, 2023 and 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Coastal business combination discussed above as if they had occurred on November 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Coastal business combinations had been completed on November 1, 2021, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

	Three Months Ended January 31,
(in thousands)	2023	2022
Revenue	$93,575	$85,448
Pro forma revenue adjustments by Business Combination
Coastal	$-	$4,124
Total pro forma revenue	$93,575	$89,572

Net (loss) income	$6,475	$1,183
Pro forma net income adjustments by Business Combination
Coastal	$-	$(47)
Total pro forma net (loss) income	$6,475	$1,136

Significant pro forma adjustments include:

●	Tangible and intangible assets are assumed to be recorded at their estimated fair values as of November 1, 2021 and are depreciated or amortized over their estimated useful lives; and
●	The Company incurred approximately $30.0 million on the ABL Facility (defined below) in connection with the acquisition of Coastal. Interest expense has been adjusted as of November 1, 2020.

Coastal’s contribution to the Company's first quarter of fiscal 2023 revenue was $4.4 million and net income was $0.7 million.

Note 4. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. The fair value of the ABL credit facility is derived from Level 2 inputs. The carrying values of the Company's finance lease obligations represent fair value. There were no changes since October 31, 2022 in the Company's valuation techniques used to measure fair value.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments at  January 31, 2023 and at  October 31, 2022 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	January 31,		October 31,
	2023		2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$347,813	$375,000	$339,375
Finance lease obligations	$251	$251	$278	$278

Warrants

At  January 31, 2023 and October 31, 2022, there were 13,017,677 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  January 31, 2023 and at  October 31, 2022 are comprised of the following:

	January 31,	October 31,
(in thousands)	2023	2022
Prepaid insurance	$6,674	$1,550
Prepaid licenses and deposits	1,127	751
Prepaid rent	714	402
Other current assets and prepaids	4,001	2,472
Total prepaid expenses and other current assets	$12,516	$5,175

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment at  January 31, 2023 and at  October 31, 2022 are comprised of the following:

	January 31,	October 31,
(in thousands)	2023	2022
Land, building and improvements	$28,827	$28,528
Finance leases—land and buildings	828	828
Machinery and equipment	490,374	478,162
Transportation equipment	7,728	7,133
Furniture and office equipment	3,459	3,870
Property, plant and equipment, gross	531,216	518,521
Less accumulated depreciation	(108,416)	(99,144)
Property, plant and equipment, net	$422,800	$419,377

Depreciation expense for the three-month periods ended January 31, 2023 and 2022 is as follows:

	Three Months Ended January 31,
(in thousands)	2023	2022
Cost of operations	$9,061	$7,771
General and administrative expenses	593	570
Total depreciation expense	9,654	8,341

Note 7. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the three-month period ended January 31, 2023. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets at  January 31, 2023 and at October 31, 2022:

	January 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.8	$195,036	$-	$(117,156)	$607	$78,487
Trade name	5.8	5,176	-	(2,253)	104	3,027
Assembled workforce	1.8	1,450	-	(565)	-	885
Noncompete agreements	4.4	1,000	-	(218)	-	782
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,162	$(5,000)	$(120,192)	$711	$133,681

	October 31,
	2022
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	11.0	$193,710	$-	$(112,658)	$1,416	$82,468
Trade name	6.1	4,836	-	(2,127)	239	$2,948
Assembled workforce	2.1	1,450	-	(444)	-	$1,006
Noncompete agreements	4.6	1,000	-	(168)	-	$832
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	$50,500
Total intangibles		$256,496	$(5,000)	$(115,397)	$1,655	$137,754

The changes in the carrying value of goodwill by reportable segment for the three-month periods ended January 31, 2023 and 2022 are as follows:

Reportable Segment	As of October 31, 2022	Foreign Currency Translation	As of January 31, 2023
(in thousands)
U.S. Concrete Pumping	$147,482	$-	$147,482
U.K. Operations	23,630	$1,660	25,290
U.S. Concrete Waste Management Services	49,133	$-	49,133
Total	$220,245	$1,660	$221,905

Note 8. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances at  January 31, 2023 and at October 31, 2022:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan (short term)	Varies	January 2026	$50,247	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			425,247	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(4,176)	(4,524)
Total debt, net of unamortized deferred financing costs			$421,071	$422,609

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

Summarized terms of these facilities are included below.

Senior Notes

Summarized terms of the Senior Notes are as follows:

●	Provides for an original aggregate principal amount of $375.0 million;
●	The Senior Notes will mature and be due and payable in full on February 1, 2026;
●	The Senior Notes bear interest at a rate of 6.000% per annum, payable on February 1st and August 1st of each year;
●

The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes; and,

●

The Indenture includes certain covenants that limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets.

The outstanding principal amount of the Senior Notes as of  January 31, 2023 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

               The outstanding balance under the ABL Facility as of  January 31, 2023 was $50.2 million and as of that date, the Company was in compliance with all debt covenants.

               In addition, as of January 31, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million.

               As of January 31, 2023, we had $106.2 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.6 million as of January 31, 2023.

               At January 31, 2023 and October 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 5.2% and 4.4%, respectively.

               The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.3 million of debt issuance costs related to the July 29, 2022 ABL Facility amendment.

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses at  January 31, 2023 and at October 31, 2022:

	January 31,	October 31,
(in thousands)	2023	2022
Accrued vacation	$2,663	$2,705
Accrued payroll	3,802	2,763
Accrued bonus	1,865	4,835
Accrued employee-related taxes	2,796	2,760
Other accrued	304	278
Total accrued payroll and payroll expenses	$11,430	$13,341

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities at  January 31, 2023 and at October 31, 2022:

	January 31,	October 31,
(in thousands)	2023	2022
Accrued insurance	$9,333	$12,133
Accrued interest	11,612	5,996
Accrued equipment purchases	2,589	7,644
Accrued property, sales and use tax	1,490	1,671
Accrued professional fees	1,836	831
Other	3,223	3,881
Total accrued expenses and other liabilities	$30,083	$32,156

Note 11. Income Taxes

For the first fiscal quarter ended January 31, 2023, the Company recorded an income tax expense of $0.6 million on pretax income of $7.1 million. For the same quarter a year ago, the Company recorded an income tax benefit of $0.0 million on pretax income of $1.2 million. The effective tax rate for the three-month period ended January 31, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes.

At  January 31, 2023 and October 31, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $74.9 million and $74.2 million, respectively. Included in deferred tax assets at  January 31, 2023 and  October 31, 2022 were net operating loss carryforwards of $25.9 million. The Company has a valuation allowance of $0.1 million as of both  January 31, 2023 and  October 31, 2022 related to foreign tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist.

Note 12. Commitments and Contingencies

Insurance

As of  January 31, 2023 and October 31, 2022, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $6.2 million and $7.0 million, as of  January 31, 2023 and October 31, 2022, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  January 31, 2023 and October 31, 2022, the Company had accrued $1.0 million and $3.3 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third party administrator to process claims, remit benefits, etc. The third party administrator required the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million as of January 31, 2023 and October 31, 2022, and is included in cash and cash equivalents in the accompanying consolidated balance sheet.

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

Letters of credit

The ABL Facility provides for up to $10.5 million of standby letters of credit. As of January 31, 2023, total outstanding letters of credit totaled $4.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. As of January 31, 2023 and  October 31, 2022, there were 13,017,677 public warrants outstanding.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of January 31, 2023, the additional cumulative amount totaled $7.4 million, which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

Share Repurchase Program

In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program. This authorization will expire on March 31, 2024 and is in addition to the repurchase authorization of up to $10.0 million through June 15, 2023 that was previously approved in June 2022. The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by CPH’s management.

For the three-month period ended January 31, 2023 the Company purchased an aggregate of 760,457 shares of our common stock for a total of $4.9 million resulting in an average price per share of $6.48.

Note 14. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,
(in thousands)	2023	2022
Compensation expense – stock options	$132	$174
Compensation expense – restricted stock awards	1,008	1,306
Total	$1,140	$1,480

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

At January 31, 2023, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 2.0 million outstanding unvested restricted stock awards, (3) 1.1 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effects of the 2.5 million shares of preferred stock and 13.0 million warrants were excluded from the calculation of diluted net income per share for the three-month periods ended January 31, 2023 and 2022, as their impact would have been anti-dilutive.

The table below shows our basic and diluted EPS calculations for the three-month periods ended January 31, 2023 and 2022:

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2023	2022
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$6,475	$1,183
Less: Accretion of liquidation preference on preferred stock	(441)	(441)
Less: Undistributed earnings allocated to participating securities	(235)	(40)
Net income attributable to common stockholders (numerator for basic earnings per share)	$5,799	$702
Add back: Undistributed earning allocated to participating securities	235	40
Less: Undistributed earnings reallocated to participating securities	(232)	(39)
Numerator for diluted earnings (loss) per share	$5,802	$703

Weighted average shares (denominator):
Weighted average shares - basic	53,601,707	53,667,290
Weighted average shares - diluted	54,457,125	54,712,478

Basic earnings (loss) per share	$0.11	$0.01
Diluted earnings (loss) per share	$0.11	$0.01

Note 16. Segment Reporting

The Company’s revenues are derived from four reportable segments: U.S. Concrete Pumping, U.K. Operations, U.S. Concrete Waste Management Services and Corporate. Any differences between segment reporting and consolidated results are reflected in Intersegment below. The Company evaluates the performance of each segment based on revenue, and measures segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization). Non-allocated interest expense and various other administrative costs are reflected in Corporate. Corporate assets primarily include cash and cash equivalents, prepaid expenses and other current assets, and real property. The following provides operating information about the Company’s reportable segments for the periods presented.

	Three Months Ended January 31,
(in thousands)	2023	2022
Revenue
U.S. Concrete Pumping	$67,187	$63,069
U.K. Operations	12,708	12,022
U.S. Concrete Waste Management Services	13,773	10,457
Corporate	625	625
Intersegment	(718)	(725)
Total revenue	$93,575	$85,448

Income (loss) before income taxes
U.S. Concrete Pumping	$(1,489)	$(1,340)
U.K. Operations	(140)	(254)
U.S. Concrete Waste Management Services	3,780	2,343
Corporate	4,968	412
Total income before income taxes	$7,119	$1,161

	Three Months Ended January 31,
(in thousands)	2023	2022
EBITDA
U.S. Concrete Pumping	$15,063	$13,951
U.K. Operations	2,380	2,509
U.S. Concrete Waste Management Services	5,815	4,417
Corporate	5,181	625
Total EBITDA	$28,439	$21,502

Consolidated EBITDA reconciliation
Net income	$6,475	$1,183
Interest expense, net	6,871	6,261
Income tax expense (benefit)	644	(22)
Depreciation and amortization	14,449	14,080
Total EBITDA	$28,439	$21,502

	Three Months Ended January 31,
(in thousands)	2023	2022
Depreciation and amortization
U.S. Concrete Pumping	$10,374	$9,808
U.K. Operations	1,827	1,985
U.S. Concrete Waste Management Services	2,035	2,074
Corporate	213	213
Total depreciation and amortization	$14,449	$14,080

Interest expense, net
U.S. Concrete Pumping	$(6,178)	$(5,483)
U.K. Operations	(693)	(778)
Total interest expense, net	$(6,871)	$(6,261)

Transaction costs
U.S. Concrete Pumping	$3	$21
Total transaction costs	$3	$21

Total assets by segment for the periods presented are as follows:

	January 31,	October 31,
(in thousands)	2023	2022
Total assets
U.S. Concrete Pumping	$692,013	$693,048
U.K. Operations	108,546	103,255
U.S. Concrete Waste Management Services	158,982	157,370
Corporate	28,523	27,834
Intersegment	(105,999)	(94,018)
Total assets	$882,065	$887,489

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long-lived assets as of  January 31, 2023 and  October 31, 2022 are as follows:

	Three Months Ended January 31,
(in thousands)	2023	2022
Revenue by geography
U.S.	$80,867	$73,426
U.K.	12,708	12,022
Total revenue	$93,575	$85,448

	January 31,	October 31,
(in thousands)	2023	2022
Property, plant and equipment, net
U.S.	$365,734	$366,814
U.K.	57,066	52,563
Total property, plant and equipment, net	$422,800	$419,377

Note 17. Subsequent Events

On February 27, 2023, the Company acquired the assets of Cherokee Pumping, Inc. and Cherokee Materials, LLC (together “Cherokee”), a concrete pumping and materials placement service provider in Atlanta, Georgia, for an aggregate purchase price of $6.3 million, which was paid using cash on hand. As of the date of issuance of the Company's interim financial statements, the purchase price allocation for this transaction has not yet been completed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the “Company”, “we”, “us” or “our”) condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. All references to "Notes" in this Item 2 of Part I refer to the notes to condensed consolidated financial statements included in Item 1 of Part I of this report. All references to “Annual Report” refers to our Form 10-K for the year ended October 31, 2022 filed with the SEC on January 31, 2023.

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Quarterly Report on Form 10-Q ("Report") constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects, and the potential impact of the COVID-19 pandemic on our business. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or "views" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic,
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	the restatement of our financial statements for the quarter ended July 31, 2022 and our ability to establish and maintain effective internal control over financial reporting, including our ability to remediate the existing material weakness in our internal controls;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition;
●	other factors as described in the section entitled “Risk Factors” in our Annual Report.

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

As part of the Company’s business growth and capital allocation strategy, the Company views strategic acquisitions as opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the Company's revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including (1) November 2021 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) for the purchase consideration of $20.2 million, which provided us with complementary assets and operations in both Georgia and Texas and (2) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August 2022 for the purchase consideration of $30.8 million, which expanded our operations in the Carolinas and Florida.

U.S. Concrete Pumping

All branches operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across approximately 20 states with their corporate headquarters in Denver, Colorado.

In recent years, U.S. Concrete Pumping has grown through the acquisitions of Coastal in August 2022 and Pioneer in November 2021, as described above, in addition to its greenfield expansion into Metro Washington DC in fiscal 2022.

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

Impacts of Macroeconomic Factors and COVID-19 Recovery

There have been no material changes to the "Impacts of Macroeconomic Factors and COVID-19 Recovery" previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Impacts of Macroeconomic Factors and COVID-19 Recovery” in the Annual Report.

Results of Operations

	Three Months Ended January 31,
(dollars in thousands)	2023	2022

Revenue	$93,575	$85,448

Cost of operations	57,121	51,321
Gross profit	36,454	34,127
Gross margin	39.0%	39.9%

General and administrative expenses	27,038	26,721
Transaction costs	3	21
Income from operations	9,413	7,385

Other income (expense):
Interest expense, net	(6,871)	(6,261)
Change in fair value of warrant liabilities	4,556	-
Other income, net	21	37
Total other expense	(2,294)	(6,224)

Income before income taxes	7,119	1,161

Income tax expense (benefit)	644	(22)

Net income	6,475	1,183

Less accretion of liquidation preference on preferred stock	(441)	(441)
Income available to common shareholders	$6,034	$742

Three Months Ended January 31, 2023

For the three months ended January 31, 2023, our net income was $6.5 million, as compared to net income of $1.2 million in the same period a year ago. The primary drivers impacting comparability between the two periods were (1) a $2.3 million improvement in gross profit, driven by an $8.1 million increase in revenue that was partially offset by a 90 basis point decline in gross margin, (2) a $4.6 million gain from the revaluation of warrant liabilities during fiscal 2022 compared to no revaluation in the first quarter of fiscal 2022 and (3) $0.7 million in higher income tax expense in fiscal 2023 when compared to fiscal 2022.

Total Assets

	January 31,	October 31,
(in thousands)	2023	2022
Total Assets
U.S. Concrete Pumping	$692,013	$693,048
U.K. Operations	108,546	103,255
U.S. Concrete Waste Management Services	158,982	157,370
Corporate	28,523	27,834
Intersegment	(105,999)	(94,018)
	$882,065	$887,489

Total assets decreased from $887.5 million as of October 31, 2022 to $882.1 million as of January 31, 2023. The decrease was primarily attributable to a decline in trade receivables of $9.9 million due to the seasonality of the business, partially offset by an increase in prepaid expenses of $7.3 million and organic growth through capital expenditures.

Revenue

	Three Months Ended January 31,		Change
(in thousands)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$67,187	$63,069	$4,118	6.5%
U.K. Operations	12,708	12,022	686	5.7%
U.S. Concrete Waste Management Services	13,773	10,457	3,316	31.7%
Corporate	625	625	-	0.0%
Intersegment	(718)	(725)	7	-1.0%
Total revenue	$93,575	$85,448	$8,127	9.5%

U.S. Concrete Pumping

Revenue for our U.S. Concrete Pumping segment increased by 7%, or $4.1 million, from $63.1 million in the first quarter of fiscal 2022 to $67.2 million for the first quarter of fiscal 2023. Revenue attributable to our acquisition of Coastal was $4.4 million for the first quarter of fiscal 2023.

U.K. Operations

Revenue for our U.K. Operations segment increased by 6%, or $0.7 million, from $12.0 million in the first quarter of fiscal 2022 to $12.7 million for the first quarter of fiscal 2023. Excluding the impact from foreign currency translation, revenue was up 17.9% year-over-year. The increase in revenue was primarily attributable to improved pricing across the U.K. region.

U.S. Concrete Waste Management Services

Revenue for the U.S. Concrete Waste Management Services segment improved by 32%, or $3.3 million, from $10.5 million in the first quarter of fiscal 2022 to $13.8 million for the first quarter of fiscal 2023. The increase in revenue was primarily due to organic volume growth and pricing improvements.

Corporate

There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment were primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Margin

Our industry has experienced significant inflation in our input costs, particularly in diesel fuel in both the U.S. and the U.K. in the last five fiscal quarters. To help maintain profitability in the face of these challenges, we have increased pricing in line with the rise in our actual costs. However, given the speed of recent input cost increases, there has been a slight lag between the time of our selling price increases and any resulting revenue. In addition, there is a mathematical dilution effect in margin percentage as we only seek to pass on the actual cost increases to our customers. As a result of these factors, our gross margin for the first quarter of fiscal 2023 was 39.0% compared to 39.9% in the first quarter of fiscal 2022.

General and Administrative Expenses ("G&A")

G&A expenses for the first quarter of fiscal 2023 were $27.0 million, an increase of $0.3 million from $26.7 million in the first quarter of fiscal 2022. The increase in G&A expenses was primarily due to (1) higher labor costs of approximately $1.2 million primarily due to additional headcount that joined the Company as a result of recent acquisitions and (2) higher legal and accounting expenses of $0.7 million. These increases were offset by (1) lower amortization of intangible assets expense of $0.9 million and (2) $1.0 million related to fluctuations in the GBP. G&A expenses as a percent of revenue were 28.9% for fiscal 2023 compared to 31.3% for the same period a year ago.

Excluding amortization of intangible assets of $4.8 million, depreciation expense of $0.6 million and stock-based compensation expense of $1.1 million, G&A expenses were $20.5 million for the first quarter of fiscal 2023 (21.9% of revenue), up $1.6 million from $18.9 million for first quarter of fiscal 2022 (22.2% of revenue). The increase was primarily due to the additional headcount and higher labor costs from recent acquisitions, legal and accounting costs, that was partially offset by fluctuations in the GBP, as discussed above.

Interest Expense, Net

Interest expense, net for the three months ended January 31, 2023 was $6.9 million, up $0.6 million from $6.3 million in the first quarter of fiscal 2022. The increase was primarily attributable to an increase in the ABL revolver draw in the fourth quarter of fiscal year 2022.

Change in Fair Value of Warrant Liabilities

During the three-month period ended January 31, 2023 the Company recognized a $4.6 million gain on the fair value remeasurement of our liability-classified warrants. There was no change in the fair value remeasurement of our liability-classified warrants during the first quarter of fiscal 2022. The changes seen in the fair value remeasurement of the public warrants for all periods presented is due to changes in the Company's share price during the respective periods.

Income Tax (Benefit)

For the first fiscal quarter ended  January 31, 2023 the Company recorded income tax expense of $ 0.6 million on pretax income of $ 7.1 million. For the same quarter a year ago, the Company recorded an income tax benefit of $ 0.0 million on a pretax income of $ 1.2 million. The effective tax rate for the three months ended January 31, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended January 31,		Three Months Ended January 31,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$(1,100)	$(701)	$14,688	$14,496	$192	1.3%
U.K. Operations	(100)	(172)	3,186	3,287	(101)	-3.1%
U.S. Concrete Waste Management Services	2,812	1,749	6,547	4,911	1,636	33.3%
Corporate	4,863	307	625	625	-	0.0%
Total	$6,475	$1,183	$25,046	$23,319	$1,727	7.4%

(1)	See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below
(2)	As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping in the first quarter of 2022 by $0.7 million for these expenses to reflect this change. See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for more information.

U.S. Concrete Pumping

Net loss for our U.S. Concrete Pumping segment was $1.1 million for the three months ended January 31, 2023, versus a net loss of $0.7 million for the three months ended January 31, 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $14.7 million for the three months ended January 31, 2023, up 1.3% from $14.5 million for the same period in fiscal 2022. The year-over-year increase was primarily attributable to the year-over-year increase in revenue that was partially offset by slightly higher costs due to inflation that drove a marginal decline in our gross margins as discussed previously.

U.K. Operations

Net loss for U.K. Operations segment was $0.1 million for the three months ended January 31, 2023, versus a net loss of $0.2 million for the three months ended January 31, 2022. Adjusted EBITDA for our U.K. Operations segment was $3.2 million for the three months ended January 31, 2023, versus $3.3 million from the same period in fiscal 2022. These results reflect a year-over-year improvement in revenue, which was offset by inflationary cost pressures on gross margins.

U.S. Concrete Waste Management Services

Net income for our U.S. Concrete Waste Management Services segment was $2.8 million for the three months ended January 31, 2023, up from net income of $1.7 million for the three months ended January 31, 2022. Adjusted EBITDA for our U.S Concrete Waste Management Services segment was $6.5 million for the three months ended January 31, 2023, up 33.3% from $4.9 million for the same period in fiscal 2022. The increase was primarily attributable to the year-over-year organic growth in revenue as discussed above.

Corporate

There was no change in Adjusted EBITDA for our Corporate segment for the periods presented.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $160.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Pioneer, Coastal and others. As of January 31, 2023, we had $4.0 million of cash and cash equivalents and $106.2 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $110.2 million.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the three-months ended January 31, 2023 and 2022 were approximately $17.1 million and $35.4 million, respectively.

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

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances at January 31, 2023 and at October 31, 2022:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan (short term)	Varies	January 2026	$50,247	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			425,247	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(4,176)	(4,524)
Total debt, net of unamortized deferred financing costs			$421,071	$422,609

The outstanding balance under the ABL Facility as of January 31, 2023 was $50.2 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of January 31, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million. As of January 31, 2023, we had $106.2 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.6 million as of January 31, 2023. See Note 8 for more information on the Senior Notes and ABL Facility.

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

Cash flow provided by operating activities. Net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.

Net cash provided by operating activities during the three-month period ended January 31, 2023 was $17.9 million. The Company had net income of $6.5 million, which included non-cash expense items of $11.4 million. In addition, we had cash outflows related to a decrease to our working capital of $0.1 million. Working capital changes primarily include an increase in prepaid expenses and other assets of $7.3 million and a decrease of $4.0 million to accounts payable, offset by a decrease in trade receivables of $10.4 million, an increase in accrued payroll, accrued expenses and other current liabilities of $1.9 million, and an increase in inventory of $1.0 million. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of fiscal year 2023. The decrease in accounts payable is driven by timing. The decrease in trade receivables is due to seasonal collection of trade receivables during the first quarter of fiscal year 2023, while the increase in accrued payroll, accrued expenses and other current liabilities is primarily related to an increase in accrued interest. The Company makes semi-annual interest payments in February and August each year.

Net cash provided by operating activities during the three-month period ended January 31, 2022 was $13.2 million. The Company had net income of $1.2 million, which included non-cash expense items of $16.3 million. In addition, we had cash outflows related to a decrease to our working capital of $4.3 million. Working capital changes primarily include an increase to prepaid expenses and other current assets of $6.3 million and a decrease of $3.5 million to accounts payable, partially offset by an increase in accrued payroll, accrued expenses and other current liabilities of $5.0 million. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of fiscal year 2022. The decrease to accounts payable is driven by timing. The increase in accrued payroll, accrued expenses and other current liabilities is primarily related to an increase in accrued interest. The Company makes semi-annual interest payments in February and August each year.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $14.8 million to fund investing activities during the three-months ended January 31, 2023. The Company used $17.1 million for the purchase of property, plant and equipment, which was partially offset by $2.3 million in proceeds from the sale of property, plant and equipment.

We used $34.5 million to fund investing activities during the three-month period ended January 31, 2022. The Company used $35.4 million for the purchase of property, plant and equipment and $1.1 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $2.0 million.

Cash flow provided by (used in) financing activities.

Net cash used in financing activities was $6.7 million for the three-months ended January 31, 2023. Financing activities during this period included $5.5 million in purchase of treasury stock, which included $4.9 million purchased under the share repurchase program and $0.6 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards. In addition, cash used in financing activities included $1.2 million in net proceeds under the Company's ABL Facility.

Net cash provided by financing activities was $14.7 million for the three-month period ended January 31, 2022. Financing activities during this period primarily included $15.2 million in net borrowings under the Company’s ABL Facility that were partially offset by $0.5 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include the adjustments for warrant liabilities revaluation, restructuring costs, extraordinary expenses and gain/loss on currency transactions. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. Adjusted EBITDA in the first quarter of fiscal 2022 is restated by $0.7 million for these expenses to reflect this change.

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

	Three Months Ended January 31,
(in thousands)	2023	2022
Consolidated
Net income	$6,475	$1,183
Interest expense, net	6,871	6,261
Income tax expense (benefit)	644	(22)
Depreciation and amortization	14,449	14,080
EBITDA	28,439	21,502
Transaction expenses	3	21
Stock-based compensation	1,140	1,480
Change in fair value of warrant liabilities	(4,556)	-
Other income, net	(21)	(37)
Other adjustments[1]	41	353
Adjusted EBITDA	$25,046	$23,319

	Three Months Ended January 31,
(in thousands)	2023	2022
U.S. Concrete Pumping
Net loss	$(1,100)	$(701)
Interest expense, net	6,178	5,483
Income tax benefit	(389)	(639)
Depreciation and amortization	10,374	9,808
EBITDA	15,063	13,951
Transaction expenses	3	21
Stock-based compensation	1,140	1,480
Other income, net	(10)	(29)
Other adjustments[1]	(1,508)	(927)
Adjusted EBITDA	$14,688	$14,496

(1)	Other adjustments include the adjustment for warrant liabilities revaluation, restructuring costs, extraordinary expenses and gain/loss on currency transactions. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA in the first quarter of 2022 by approximately $0.7 million for these expenses to reflect this change.

	Three Months Ended January 31,
(in thousands)	2023	2022
U.K. Operations
Net loss	$(100)	$(172)
Interest expense, net	693	778
Income tax benefit	(40)	(82)
Depreciation and amortization	1,827	1,985
EBITDA	2,380	2,509
Other income, net	(6)	(2)
Other adjustments	812	780
Adjusted EBITDA	$3,186	$3,287

	Three Months Ended January 31,
(in thousands)	2023	2022
U.S. Concrete Waste Management Services
Net income	$2,812	$1,749
Income tax expense	968	594
Depreciation and amortization	2,035	2,074
EBITDA	5,815	4,417
Other income, net	(5)	(6)
Other adjustments	737	500
Adjusted EBITDA	$6,547	$4,911

	Three Months Ended January 31,
(in thousands)	2023	2022
Corporate
Net income	$4,863	$307
Income tax expense	105	105
Depreciation and amortization	213	213
EBITDA	5,181	625
Change in fair value of warrant liabilities	(4,556)	-
Adjusted EBITDA	$625	$625

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report. No modifications have been made during the first quarter of 2023 to these policies or estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. As further described below, the Company believes that it has implemented measures that remediate its material weaknesses previously disclosed in its Annual Report; however, due to the nature of the remediation process, the newly implemented controls have not operated effectively for a sufficient period of time for a definitive conclusion.

Remediation of Prior Material Weakness

Management identified and disclosed two material weaknesses in the Company’s Annual Report. Specifically, material weaknesses were identified related to (1) the review of manual journal entries within the financial statement close process, which was identified in connection with the restatement of the Company’s interim unaudited financial statements as of July 31, 2022 ("MW #1"); and (2) the areas of user access and segregation of duties related to information technology systems that support the financial reporting process specifically related to accounts payable and expenditures ("MW #2").

As of January 31, 2023, management implemented measures that it believes remediate the identified material weaknesses. Specifically, for MW #1, controls were implemented and evidenced to ensure that journal entries are adequately reviewed and approved, and for MW #2, the Company has implemented a review of user activity reports and steps to ensure appropriate segregation of duties. Notwithstanding these measures, due to the nature of the remediation process, newly implemented controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the design and effectiveness of these controls through ongoing tests and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2023, we repurchased an aggregate of 842,813 shares of our common stock for a total of $5.5 million at an average price of $6.60 per share. The following table reflects issuer purchases of equity securities for the three months ended January 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under Plans or Programs (2,3)
November 1, 2022 – November 30, 2022	240,618	$6.89	240,618	$5,653,554
December 1, 2022 – December 31, 2022	397,478	6.47	315,122	3,653,116
January 1, 2023 - January 31, 2023	204,717	6.19	204,717	12,386,848	(4)
Total	842,813	$6.60	760,457	$12,386,848

(1)	In June 2022, our board of directors approved a share repurchase program, which was announced in June, 2022, authorizing us to repurchase up to $10.0 million of our common stock from time to time through June 15, 2023. In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program, which was announced in January 2023. This authorization will expire on March 31, 2024.
(2)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.
(3)	Includes commission cost.
(4)	Reflects approval by board of directors of $10.0 million increase in authorization under share repurchase program announced in January 2023. See footnote 1.

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

Dated: March 10, 2023