Form 10-Q
period 2023-04-30
Concrete Pumping Holdings, Inc.
filed 2023-06-08
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BBCP	The Nasdaq Stock Market LLC

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

As of June 5, 2023, the registrant had 54,884,923 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2023

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of April 30,	As of October 31,
(in thousands except per share amounts)	2023	2022
Current assets:
Cash and cash equivalents	$6,643	$7,482
Trade receivables, net of allowance for doubtful accounts of $871 and $941, respectively	62,834	62,882
Inventory, net	6,349	5,532
Income taxes receivable	-	485
Prepaid expenses and other current assets	10,176	5,175
Total current assets	86,002	81,556

Property, plant and equipment, net	429,154	419,377
Intangible assets, net	129,835	137,754
Goodwill	222,434	220,245
Right-of-use operating lease assets	25,444	24,833
Other non-current assets	1,973	2,026
Deferred financing costs	1,437	1,698
Total assets	$896,279	$887,489

Current liabilities:
Revolving loan	$60,947	$52,133
Operating lease obligations, current portion	4,651	4,001
Finance lease obligations, current portion	113	109
Accounts payable	7,721	8,362
Accrued payroll and payroll expenses	11,959	13,341
Accrued expenses and other current liabilities	23,323	32,156
Income taxes payable	746	178
Warrant liability, current portion	1,302	-
Total current liabilities	110,762	110,280

Long term debt, net of discount for deferred financing costs	371,172	370,476
Operating lease obligations, non-current	21,069	20,984
Finance lease obligations, non-current	112	169
Deferred income taxes	76,125	74,223
Warrant liability, non-current	-	7,030
Total liabilities	579,240	583,162

Commitments and contingencies (Note 12)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2023 and October 31, 2022	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 55,015,572 and 56,226,191 issued and outstanding as of April 30, 2023 and October 31, 2022, respectively	6	6
Additional paid-in capital	381,599	379,395
Treasury stock	(12,894)	(4,609)
Accumulated other comprehensive loss	(2,498)	(9,228)
Accumulated deficit	(74,174)	(86,237)
Total stockholders' equity	292,039	279,327

Total liabilities and stockholders' equity	$896,279	$887,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022

Revenue	$107,791	$96,482	$201,366	$181,930

Cost of operations	64,317	57,544	121,438	108,866
Gross profit	43,474	38,938	79,928	73,064

General and administrative expenses	30,258	28,567	57,299	55,308
Income from operations	13,216	10,371	22,629	17,756

Other income (expense):
Interest expense, net	(7,348)	(6,346)	(14,219)	(12,608)
Change in fair value of warrant liabilities	1,172	2,474	5,728	2,474
Other income, net	13	13	34	52
Total other expense	(6,163)	(3,859)	(8,457)	(10,082)

Income before income taxes	7,053	6,512	14,172	7,674

Income tax expense	1,465	527	2,109	506

Net income	5,588	5,985	12,063	7,168

Less accretion of liquidation preference on preferred stock	(427)	(427)	(868)	(868)

Income available to common shareholders	$5,161	$5,558	$11,195	$6,300

Weighted average common shares outstanding
Basic	53,329,576	53,901,278	53,467,897	53,782,345
Diluted	54,224,611	54,795,262	54,343,461	54,738,504

Net income per common share
Basic	$0.09	$0.10	$0.20	$0.11
Diluted	$0.09	$0.10	$0.20	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022

Net income	$5,588	$5,985	$12,063	$7,168

Other comprehensive income (loss):
Foreign currency translation adjustment	1,678	(4,984)	6,730	(6,424)

Total comprehensive income	$7,266	$1,001	$18,793	$744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2023	55,407,330	$6	$380,535	$(10,105)	$(4,176)	$(79,762)	$286,498
Stock-based compensation expense	-	-	1,064	-	-	-	1,064
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	(52,226)	-	-	(467)	-	-	(467)
Treasury shares purchased under share repurchase program	(339,532)	-	-	(2,322)	-	-	(2,322)
Net income	-	-	-	-	-	5,588	5,588
Foreign currency translation adjustment	-	-	-	-	1,678	-	1,678
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2022	56,700,148	$6	$375,754	$(995)	$2,231	$(113,730)	$263,266
Stock-based compensation expense	-	-	1,351	-	-	-	1,351
Forfeiture of restricted stock	(41,641)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	9,458	-	43	(478)	-	-	(435)
Net income	-	-	-	-	-	5,985	5,985
Foreign currency translation adjustment	-	-	-	-	(4,984)	-	(4,984)
Balance, April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited) - (Continued)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated
(in thousands, except share amounts)	Shares	Amount	Capital	Stock	Income (loss)	Deficit	Total
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	2,204	-	-	-	2,204
Forfeiture of restricted stock	(1,312)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	(109,318)	-	-	(1,040)	-	-	(1,040)
Treasury shares purchased under share repurchase program	(1,099,989)	-	-	(7,245)	-	-	(7,245)
Net income	-	-	-	-	-	12,063	12,063
Foreign currency translation adjustment	-	-	-	-	6,730	-	6,730
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated
(in thousands, except share amounts)	Shares	Amount	Capital	Stock	Income (loss)	Deficit	Total
Balance, October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	2,831	-	-	-	2,831
Forfeiture of restricted stock	(41,641)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	144,964	-	45	(1,012)	-	-	(967)
Net income	-	-	-	-	-	7,168	7,168
Foreign currency translation adjustment	-	-	-	-	(6,424)	-	(6,424)
Balance, April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2023	2022
Net income	$12,063	$7,168
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	2,317	1,134
Foreign currency adjustments	(1,106)	-
Depreciation	19,523	16,843
Deferred income taxes	1,128	236
Amortization of deferred financing costs	957	916
Amortization of intangible assets	9,647	11,471
Stock-based compensation expense	2,204	2,831
Change in fair value of warrant liabilities	(5,728)	(2,474)
Net gain on the sale of property, plant and equipment	(640)	(910)
Provision for bad debt	(70)	50
Net changes in operating assets and liabilities:
Trade receivables	867	(8,381)
Inventory	(681)	(553)
Prepaid expenses and other assets	(3,216)	(3,882)
Accounts payable	(1,112)	(1,249)
Accrued payroll, accrued expenses and other liabilities	(5,061)	(1,809)
Net cash provided by operating activities	31,092	21,391

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,745)	(60,332)
Proceeds from sale of property, plant and equipment	4,416	4,636
Purchases of intangible assets	(800)	(1,450)
Net cash used in investing activities	(31,129)	(57,146)

Cash flows from financing activities:
Proceeds on revolving loan	174,504	179,933
Payments on revolving loan	(167,213)	(150,759)
Purchase of treasury stock	(8,285)	(1,012)
Other financing activities	(58)	(5)
Net cash provided by (used in) financing activities	(1,052)	28,157
Effect of foreign currency exchange rate on cash	250	970
Net decrease in cash and cash equivalents	(839)	(6,628)
Cash and cash equivalents:
Beginning of period	7,482	9,298
End of period	$6,643	$2,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended April 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$13,000	$11,589
Cash paid (refunded) for income taxes	$(182)	$145

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	$2,566	$6,335
Operating lease right-of-use assets recorded upon adoption of ASC 842	$-	$18,625
Operating lease liabilities recorded upon adoption of ASC 842	$-	$18,593
Operating lease assets obtained in exchange for new operating lease liabilities	$3,658	$2,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company”) is a Delaware corporation headquartered in Denver, Colorado. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”) and Eco-Pan, Inc. (“Eco-Pan”).

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2022 ("Annual Report"). During the six months ended April 30, 2023, there were no significant changes to those accounting policies.

Basis of presentation

Our condensed consolidated balance sheet as of October 31, 2022, which was derived from our audited consolidated financial statements and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2022.

Certain prior period amounts have been reclassified in order to conform to the current year presentation.

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

The table below summarizes our revenues as presented in our unaudited consolidated statements of operations for the periods ended  April 30, 2023 and 2022 by revenue type and by applicable accounting standard:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Service revenue - ASC 606	100,816	91,059	187,182	171,138
Lease fixed revenue – ASC 842	2,813	3,353	5,968	6,371
Lease variable revenue - ASC 842	4,162	2,070	8,216	4,421
Total revenue	107,791	96,482	201,366	181,930

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

Note 3. Business Combinations and Asset Acquisitions

The Company completed one asset acquisition during the second quarter of 2023, no acquisitions during the first quarter of fiscal 2023 and five acquisitions during fiscal 2022. All acquisitions either added complementary assets in markets in which the Company already operates or expanded the Company's footprint into adjacent markets. With the exception of the Coastal Carolina Pumping, Inc. ("Coastal") acquisition during the fourth quarter of fiscal 2022, all other transactions qualified as asset acquisitions. Except for the acquisition of Pioneer in the first quarter of fiscal 2022 and Coastal in the fourth quarter of fiscal 2022, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in fiscal 2022 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

August 2022 (Fiscal 2022) Coastal Acquisition

In August 2022, the Company acquired the property, equipment and intangible assets of Coastal for total purchase consideration of $30.8 million, which was paid for using cash and the ABL Facility (defined below). This transaction expanded our operations in the Carolinas and Florida and qualified as a business combination under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition-date fair values. There was no goodwill recognized in this transaction.

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

November 2021 (Fiscal 2022) Pioneer Acquisition

In November 2021, the Company acquired the assets, no cash, of Pioneer Concrete Pumping Services (“Pioneer”) for total purchase consideration of $20.2 million, of which, $1.0 million was held back (the “Holdback”) to allow for a post-closing joint inspection of Pioneer’s fleet vehicles. The Holdback had not been paid out as of April 30, 2023. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

Transaction Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an asset acquisition or business combination. There were no significant transaction costs incurred in each of the three and six months ended April 30, 2023 and 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Coastal business combination discussed above as if it had occurred on November 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Coastal business combination had been completed on November 1, 2020, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The unaudited pro forma financial information is as follows:

	Three Months Ended April 30,	Six Months Ended April 30,
(in thousands)	2022	2022
Revenue	$96,482	$181,930
Pro forma revenue adjustments by Business Combination
Coastal	$5,757	$9,881
Total pro forma revenue	$102,239	$191,811

Net income	$5,985	$7,168
Pro forma net income adjustments by Business Combination
Coastal	$557	$510
Total pro forma net income	$6,542	$7,678

Significant pro forma adjustments include:

●	Tangible and intangible assets are assumed to be recorded at their estimated fair values as of November 1, 2021 and are depreciated or amortized over their estimated useful lives; and
●	The Company incurred approximately $30.0 million on the ABL Facility (defined below) in connection with the acquisition of Coastal. Interest expense has been adjusted as of November 1, 2020.

Coastal’s contribution to the Company's revenue for the three and six months ended April 30, 2023 was $5.0 million and $9.4 million, respectively. Coastal's contribution to the Company's net income for the three and six months ended April 30, 2023 was $0.5 million and $1.1 million, respectively.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of April 30, 2023 and October 31, 2022 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of April 30,		As of October 31,
	2023		2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$352,500	$375,000	$339,375

Warrants

At  April 30, 2023 and October 31, 2022, there were 13,017,677 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of April 30, 2023 and October 31, 2022 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Prepaid insurance	$6,985	$1,550
Prepaid licenses and deposits	1,176	751
Prepaid rent	901	402
Other current assets and prepaids	1,114	2,472
Total prepaid expenses and other current assets	$10,176	$5,175

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment as of April 30, 2023 and October 31, 2022 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Land, building and improvements	$28,964	$28,528
Finance leases—land and buildings	828	828
Machinery and equipment	504,606	478,162
Transportation equipment	8,309	7,133
Furniture and office equipment	3,837	3,870
Property, plant and equipment, gross	546,544	518,521
Less accumulated depreciation	(117,390)	(99,144)
Property, plant and equipment, net	$429,154	$419,377

Depreciation expense for the three and six months ended April 30, 2023 and 2022 is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Cost of operations	$9,261	$7,904	$18,322	$15,675
General and administrative expenses	608	598	1,201	1,168
Total depreciation expense	$9,869	$8,502	$19,523	$16,843

Note 7. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the six months ended April 30, 2023. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of April 30, 2023 and October 31, 2022:

	As of April 30,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.5	$195,859	$-	$(121,690)	$331	$74,500
Trade name	5.6	5,284	-	(2,382)	55	2,957
Assembled workforce	1.8	1,650	-	(697)	-	953
Noncompete agreements	4.3	1,200	-	(275)	-	925
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$259,493	$(5,000)	$(125,044)	$386	$129,835

	As of October 31,
	2022
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	11.0	$193,710	$-	$(112,658)	$1,416	$82,468
Trade name	6.1	4,836	-	(2,127)	239	$2,948
Assembled workforce	2.1	1,450	-	(444)	-	$1,006
Noncompete agreements	4.6	1,000	-	(168)	-	$832
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	$50,500
Total intangibles		$256,496	$(5,000)	$(115,397)	$1,655	$137,754

The changes in the carrying value of goodwill by reportable segment for the six months ended April 30, 2023 are as follows:

Reportable Segment	As of October 31, 2022	Foreign Currency Translation	As of April 30, 2023
(in thousands)
U.S. Concrete Pumping	$147,482	$-	$147,482
U.K. Operations	23,630	2,189	25,819
U.S. Concrete Waste Management Services	49,133	-	49,133
Total	$220,245	$2,189	$222,434

Note 8. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  April 30, 2023 and October 31, 2022:

			As of April 30,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan - short term	Varies	January 2026	$60,947	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			435,947	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,828)	(4,524)
Less: Revolving loan - short term			(60,947)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,172	$370,476

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
●

The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The Senior Notes and the guarantees are secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Senior Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes; and

●

The Indenture includes certain covenants that limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets.

The outstanding principal amount of the Senior Notes as of  April 30, 2023 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

               The outstanding balance under the ABL Facility as of  April 30, 2023 was $60.9 million and as of that date, the Company was in compliance with all debt covenants.

               In addition, as of April 30, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million.

               As of April 30, 2023, we had $93.8 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.4 million as of April 30, 2023.

               At April 30, 2023 and October 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 7.2% and 4.4%, respectively.

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of April 30, 2023 and October 31, 2022:

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Accrued vacation	$3,070	$2,705
Accrued payroll	2,287	2,763
Accrued bonus	3,676	4,835
Accrued employee-related taxes	2,444	2,760
Other accrued	482	278
Total accrued payroll and payroll expenses	$11,959	$13,341

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of April 30, 2023 and October 31, 2022:

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Accrued insurance	9,299	$12,133
Accrued interest	6,249	5,996
Accrued equipment purchases	2,393	7,644
Accrued property, sales and use tax	1,447	1,671
Accrued professional fees	1,104	831
Other	2,831	3,881
Total accrued expenses and other liabilities	23,323	$32,156

Note 11. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and six months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022

Income before income taxes	$7,053	$6,512	$14,172	$7,674

Income tax expense	$1,465	$527	$2,109	$506

The effective tax rate for the three and six months ended April 30, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes.

At  April 30, 2023 and October 31, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $76.1 million and $74.2 million, respectively. Included in deferred tax assets at  April 30, 2023 and  October 31, 2022 were net operating loss carryforwards of $24.3 million and $25.9 million, respectively. The Company has a valuation allowance of $0.1 million as of April 30, 2023 and  October 31, 2022 related to foreign and U.S. state tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist and state net operating losses that are expected to expire before they can be utilized.

Note 12. Commitments and Contingencies

Insurance

As of  April 30, 2023 and October 31, 2022, the Company was partially insured for automobile, general and worker's compensation liability. The Company has accrued $6.4 million and $7.0 million, as of  April 30, 2023 and October 31, 2022, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of  April 30, 2023 and October 31, 2022, the Company had accrued $0.9 million and $3.3 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator required the Company to maintain a bank account to facilitate the administration of claims. The account balance was $0.2 million as of April 30, 2023 and October 31, 2022, and is included in cash and cash equivalents in the accompanying consolidated balance sheet.

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

Letters of credit

The ABL Facility provides for up to $10.5 million of standby letters of credit. As of April 30, 2023, total outstanding letters of credit totaled $4.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 13. Stockholders’ Equity

Share Repurchase Program

In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program. This authorization will expire on March 31, 2024 and is in addition to the repurchase authorization of up to $10.0 million through June 15, 2023 that was previously approved in June 2022. The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by the Company's management.

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and six months ended April 30, 2023:

	Three Months Ended April 30,	Six Months Ended April 30,
(in thousands, except price per share)	2023	2023
Shares repurchased	340	1,100
Total cost of shares repurchased	$2,322	$7,245
Average price per share	$6.84	$6.59

Note 14. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Compensation expense – stock options	$123	$162	$255	$336
Compensation expense – restricted stock awards	941	1,189	1,949	2,495
Total	$1,064	$1,351	$2,204	$2,831

Note 15. Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. For purposes of calculating earnings per share (“EPS”), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights and the Company’s Series A Preferred Stock) is required to utilize the two-class method for calculating EPS unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period is calculated by taking the net income (loss) for the period, less both the dividends declared in the period on participating securities (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) for the period. Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding participating shares. Diluted earnings per share is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with unvested restricted stock awards, incentive stock options, non-qualified stock options and shares of zero-dividend convertible perpetual preferred stock outstanding.

The table below shows our basic and diluted EPS calculations for the three and six months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$5,588	$5,985	$12,063	$7,168
Less: Accretion of liquidation preference on preferred stock	(427)	(427)	(868)	(868)
Less: Undistributed earnings allocated to participating securities	(184)	(274)	(418)	(322)
Net income attributable to common stockholders (numerator for basic earnings per share)	$4,977	$5,284	$10,777	$5,978
Add back: Undistributed earning allocated to participating securities	184	274	418	322
Less: Undistributed earnings reallocated to participating securities	(181)	(270)	(412)	(317)
Numerator for diluted earnings per share	$4,980	$5,288	$10,783	$5,983

Weighted average shares (denominator):
Weighted average shares - basic	53,329,576	53,901,278	53,467,897	53,782,345
Weighted average shares - diluted	54,224,611	54,795,262	54,343,461	54,738,504

Basic earnings per share	$0.09	$0.10	$0.20	$0.11
Diluted earnings per share	$0.09	$0.10	$0.20	$0.11

For the three and six months ended April 30, 2023 and 2022, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50 and 2.5 million shares of Series A Preferred Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Revenue
U.S. Concrete Pumping	$78,386	$71,767	$145,573	$134,837
U.K. Operations	15,239	13,541	27,947	25,563
U.S. Concrete Waste Management Services	14,167	11,281	27,940	21,738
Corporate	625	625	1,250	1,250
Intersegment	(626)	(732)	(1,344)	(1,458)
Total revenue	$107,791	$96,482	$201,366	$181,930

Income (loss) before income taxes
U.S. Concrete Pumping	$547	$1,599	$(942)	$258
U.K. Operations	1,259	140	1,119	(115)
U.S. Concrete Waste Management Services	3,665	1,888	7,445	4,231
Corporate	1,582	2,885	6,550	3,300
Total income before income taxes	$7,053	$6,512	$14,172	$7,674

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
EBITDA
U.S. Concrete Pumping	$17,787	$17,078	$32,850	$31,029
U.K. Operations	3,808	2,913	6,188	5,421
U.S. Concrete Waste Management Services	5,730	4,005	11,545	8,422
Corporate	1,797	3,098	6,978	3,724
Total EBITDA	$29,122	$27,094	$57,561	$48,596

Consolidated EBITDA reconciliation
Net income	$5,588	$5,985	$12,063	$7,168
Interest expense, net	7,348	6,346	14,219	12,608
Income tax expense	1,465	527	2,109	506
Depreciation and amortization	14,721	14,236	29,170	28,314
Total EBITDA	$29,122	$27,094	$57,561	$48,596

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization
U.S. Concrete Pumping	$10,592	$9,880	$20,966	$19,688
U.K. Operations	1,849	2,026	3,676	4,011
U.S. Concrete Waste Management Services	2,065	2,117	4,100	4,191
Corporate	215	213	428	424
Total depreciation and amortization	$14,721	$14,236	$29,170	$28,314

Interest expense, net
U.S. Concrete Pumping	$(6,648)	$(5,599)	$(12,826)	$(11,083)
U.K. Operations	(700)	(747)	(1,393)	(1,525)
Total interest expense, net	$(7,348)	$(6,346)	$(14,219)	$(12,608)

Transaction costs
U.S. Concrete Pumping	$24	$20	$27	$38
Total transaction costs	$24	$20	$27	$38

Total assets by segment for the periods presented are as follows:

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Total assets
U.S. Concrete Pumping	$705,985	$693,048
U.K. Operations	114,500	103,255
U.S. Concrete Waste Management Services	162,629	157,370
Corporate	29,110	27,834
Intersegment	(115,945)	(94,018)
Total assets	$896,279	$887,489

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. Revenue for the periods presented and long-lived assets as of  April 30, 2023 and  October 31, 2022 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Revenue by geography
U.S.	$92,552	$82,941	$173,419	$156,367
U.K.	15,239	13,541	27,947	25,563
Total revenue	$107,791	$96,482	$201,366	$181,930

	As of April 30,	As of October 31,
(in thousands)	2023	2022
Property, plant and equipment, net
U.S.	$370,681	$366,814
U.K.	58,473	52,563
Total property, plant and equipment, net	$429,154	$419,377

Note 17. Subsequent Events

On June 1, 2023, the Company amended its ABL Facility to, among other things, (1) increase the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million and (2) extend the maturity of the ABL Facility to June 1, 2028 (a five-year extension from closing). The $65.0 million in incremental commitments was provided with the introduction of PNC Bank N.A. providing a new commitment of $50.0 million and JPMorgan Chase Bank, N.A. increasing their existing commitment for an additional $15.0 million.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	the restatement of our financial statements for the quarter ended July 31, 2022 and our ability to establish and maintain effective internal control over financial reporting, including our ability to remediate the existing material weakness in our internal controls;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition; and
●	other factors as described in the section entitled “Risk Factors” in our Annual Report.

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

As part of the Company’s business growth and capital allocation strategy, the Company views strategic acquisitions as opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the Company's revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including (1) our November 2021 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) for the purchase consideration of $20.2 million, which provided us with complementary assets and operations in both Georgia and Texas and (2) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August 2022 for the purchase consideration of $30.8 million, which expanded our operations in the Carolinas and Florida.

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across approximately 20 states with their corporate headquarters in Denver, Colorado.

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

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider in the U.K. Our U.K. core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues, gross profits and net income for our business segments for the three and six months ended April 30, 2023 and 2022.

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

Revenue

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$78,386	$71,767	$6,619	9.2%
U.K. Operations	15,239	13,541	1,698	12.5%
U.S. Concrete Waste Management Services	14,167	11,281	2,886	25.6%
Corporate	625	625	-	0.0%
Intersegment	(626)	(732)	106	-14.5%
Total revenue	$107,791	$96,482	$11,309	11.7%

Total revenue. Total revenues were $107.8 million for the three months ended April 30, 2023 compared to $96.5 million for the three months ended April 30, 2022. Revenues by segments are further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 9.2%, or $6.6 million, from $71.8 million in the second quarter of fiscal 2022 to $78.4 million for the second quarter of fiscal 2023 primarily driven from prior acquisitions and improved pricing.Revenue attributable to our acquisition of Coastal was $5.0 million for the second quarter of fiscal 2023.

U.K. Operations. Revenue for our U.K. Operations segment increased by 12.5%, or $1.7 million, from $13.5 million in the second quarter of fiscal 2022 to $15.2 million for the second quarter of fiscal 2023. Excluding the impact from foreign currency translation, revenue was up 21.8% year-over-year. The increase in revenue was primarily attributable to improved pricing across the U.K. region.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 25.6%, or $2.9 million, from $11.3 million in the second quarter of fiscal 2022 to $14.2 million for the second quarter of fiscal 2023. The increase in revenue was primarily due to organic volume growth and pricing improvements.

Corporate. There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment are primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Cost of operations, Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Gross Profit and Gross Margin
Gross Profit	$43,474	$38,938	$4,536	11.6%
Gross Margin	40.3%	40.4%	-	-0.1%

Gross margin. Our gross margin for the second quarter of fiscal 2023 was 40.3% compared to 40.4% in the second quarter of fiscal 2022. While there was stabilization of certain input costs, particularly in diesel fuel, this was offset by slightly lower equipment utilization as a result of inclement weather conditions affected fiscal 2023 second quarter, particularly in locations west of the Rocky Mountains.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the second quarter of fiscal 2023 were $30.2 million, an increase of $1.7 million from $28.5 million in the second quarter of fiscal 2022. G&A expenses as a percent of revenue were 28.0% for the second quarter of fiscal 2023 compared to 29.6% for the same period a year ago. The dollar increase in G&A expenses was largely due to higher labor costs of approximately $2.0 million as a result of additional headcount from recent acquisitions.

Excluding amortization of intangible assets of $4.9 million, depreciation expense of $0.6 million and stock-based compensation expense of $1.1 million, G&A expenses were $23.7 million for the second quarter of fiscal 2023 (22.0% of revenue), up $2.8 million from $20.9 million for the second quarter of fiscal 2022 (21.6% of revenue). The increase was primarily due to the higher labor costs as discussed above.

Total other income (expense)

Interest expense, net. Interest expense, net for the second quarter of fiscal 2023 was $7.3 million, up $1.0 million from $6.3 million in the second quarter of fiscal 2022. The increase was primarily attributable to a higher average ABL revolver draw during the fiscal 2023 second quarter as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the second quarter of fiscal 2023 the Company recognized a $1.2 million gain on the fair value remeasurement of our liability-classified warrants. During the second quarter of fiscal 2022 the Company recognized a $2.5 million gain on the fair value measurement of our liability-classified warrants. The continued decline in the fair value remeasurement of the public warrants for all periods presented is due to the Company's share price being below the exercise price as the warrants get closer to expiring in December 2023.

Income tax expense

Income tax expense. For the second fiscal quarter ended April 30, 2023 the Company recorded income tax expense of $1.5 million on pretax income of $7.1 million. For the same quarter a year ago, the Company recorded an income tax expense of $0.5 million on a pretax income of $6.5 million. The effective tax rate for the three months ended April 30, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes.

Six Months Ended April 30, 2023 Compared to the Six Months Ended April 30, 2022

Revenue

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$145,573	$134,837	$10,736	8.0%
U.K. Operations	27,947	25,563	2,384	9.3%
U.S. Concrete Waste Management Services	27,940	21,738	6,202	28.5%
Corporate	1,250	1,250	-	0.0%
Intersegment	(1,344)	(1,458)	114	-7.8%
Total revenue	$201,366	$181,930	$19,436	10.7%

Total revenue. Total revenues were $201.4 million for the six months ended April 30, 2023 compared to $181.9 million for the six months ended April 30, 2022. Revenues by segment are further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 8.0%, or $10.7 million, from $134.8 in the six months ended April 30, 2022 to $145.6 million primarily driven by revenue contributions from recent acquisitions, coupled with organic growth in certain of our markets, notably in the southeastern region of the U.S. Revenue attributable to our acquisition of Coastal was $9.4 million for the six months ended April 30, 2023.

U.K. Operations. Revenue for our U.K. Operations segment increased by 9.3%, or $2.4 million, from $25.6 in the six months ended April 30, 2022 to $27.9 million. Excluding the impact from foreign currency translation, revenue was up 20.0% year-over-year. The increase in revenue was primarily attributable to improved pricing across the U.K. region.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 28.5%, or $6.2 million, from $21.7 in the six months ended April 30, 2022 to $27.9 million. The increase in revenue was due to robust organic volume growth and pricing improvements.

Corporate. There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment are primarily related to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Profit and Gross Margin

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Gross Profit and Gross Margin
Gross Profit	$79,928	$73,064	$6,864	9.4%
Gross Margin	39.7%	40.2%	-	-0.5%

Gross margin. Our gross margin for the six months ended April 30, 2023 was 39.7% compared to 40.2% in the same period of fiscal 2022. Our industry has experienced persistent inflation in some of our input costs, particularly in diesel fuel and labor costs in both the U.S. and the U.K. When possible, we have continued to increase pricing in line with the rise in our actual input costs.  With the prolonged impact of adverse weather effects year to date, equipment utilization has been slightly lower than expected which has had an additional impact on profitability and margins.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the six months ended April 30, 2023 were $57.3 million, an increase of $2.0 million from $55.3 million for the six months ended April 30, 2022. The increase in G&A expenses was primarily due to (1) higher labor costs of approximately $3.2 million primarily due to additional headcount that joined the Company as a result of recent acquisitions, (2) higher legal and accounting expenses of $1.1 million, (3) higher rent, utilities and office expenses aggregating to $1.3 million primarily from recent acquisitions, partially offset by $2.2 million in additional non-cash expense related to fluctuations in the GBP and lower amortization of intangible assets expense of $1.8 million. G&A expenses as a percent of revenue were 28.4% for fiscal 2023 compared to 30.4% for the same period a year ago.

Excluding amortization of intangible assets of $9.6 million, depreciation expense of $1.2 million and stock-based compensation expense of $2.2 million, G&A expenses were $44.3 million for the six months ended April 30, 2023 (22.0% of revenue), up $4.5 million from $39.8 million for the six months ended April 30, 2022 (21.9% of revenue). The increase was primarily due to the higher labor costs, legal and accounting costs, rent, utilities, and office expenses, consulting fees and lower gain on asset sales, that was partially offset by fluctuations in the GBP and health costs, as discussed above.

Total other income (expense)

Interest expense, net. Interest expense, net for the six months ended April 30, 2023 was $14.2 million, up $4.5 million from $12.6 million from the six-month period ended April 30, 2022. The increase was primarily attributable to a higher average ABL revolver draw during the six months ended April 30, 2023 as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the six months ended April 30, 2023 the Company recognized a $5.7 gain on the fair value remeasurement of our liability-classified warrants. During the six months ended April 30, 2022 the Company recognized a $2.5 million gain on the fair value measurement of our liability-classified warrants. The continued decline in the fair value remeasurement of the public warrants for all periods presented is due to the Company's share price being below the exercise price as the warrants get closer to expiring in December 2023.

Income tax expense

Income tax expense. For the  six months ended April 30, 2023, the Company recorded an income tax expense of $ 2.1 million on pretax income of $ 14.2. For the same period a year ago, the Company recorded an income tax expense of $ 0.5 on pretax income of $ 7.7 million. The effective tax rate for the  three and six-month periods ended April 30, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, all of which is not recognized for tax purposes.

Adjusted EBITDA(1) and Net Income (Loss)

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended April 30,		Three Months Ended April 30,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$450	$1,663	$17,140	$18,017	$(877)	-4.9%
U.K. Operations	933	89	4,597	3,776	821	21.7%
U.S. Concrete Waste Management Services	2,728	1,446	6,471	4,641	1,830	39.4%
Corporate	1,477	2,787	625	624	1	0.2%
Total	$5,588	$5,985	$28,833	$27,058	$1,775	6.6%

	Net Income (Loss)		Adjusted EBITDA
	Six Months Ended April 30,		Six Months Ended April 30,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$(650)	$961	$31,828	$32,508	$(680)	-2.1%
U.K. Operations	833	(85)	7,783	7,062	721	10.2%
U.S. Concrete Waste Management Services	5,540	3,194	13,018	9,552	3,466	36.3%
Corporate	6,340	3,098	1,250	1,250	-	0.0%
Total	$12,063	$7,168	$53,879	$50,372	$3,507	7.0%

(1)	See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below.
(2)	As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping in the three and six months ended April 30, 2022 by $0.6 million and $1.3 million, respectively, for these expenses to reflect this change. See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for more information.

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $0.5 million for the second quarter of fiscal 2023, versus net income of $1.7 million for the second quarter of fiscal 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $17.1 million for the second quarter of fiscal 2023, versus $18.0 million for the same period in fiscal 2022. Adjusted EBITDA margin was negatively impacted by the lower equipment utilization as a result of inclement weather conditions affected fiscal 2023 second quarter, particularly in locations west of the Rocky Mountains.

Net loss for our U.S. Concrete Pumping segment was $0.7 million for the six months ended April 30, 2023, versus a net income of $1.0 million for the six months ended April 30, 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $31.8 million for the six months ended April 30, 2023, versus $32.5 million for the same period in fiscal 2022. Adjusted EBITDA margin was negatively impacted by higher diesel fuel input costs and lower equipment utilization as a result of inclement weather conditions during the first six months of fiscal 2023, particularly in locations west of the Rocky Mountains.

U.K. Operations. Net income for our U.K. Operations segment was $0.9 million for the second quarter of fiscal 2023, versus net income of $0.1 million for the second quarter of fiscal 2022. Adjusted EBITDA for our U.K. Operations segment was $4.6 million for the second quarter of fiscal 2023, up 21.7% from $3.8 million from the same period in fiscal 2022. The increase was primarily attributable to the year-over-year improvement in revenue, which was partially offset by inflationary cost pressures on gross margins.

Net income for our U.K. Operations segment was $0.8 million for the six months ended April 30, 2023, compared to a net loss of $0.1 million for the six months ended April 30, 2022. Adjusted EBITDA for our U.K. Operations segment was $7.8 million for the six months ended April 30, 2023, versus $7.1 million from the same period in fiscal 2022. The increase was primarily attributable to the year-over-year improvement in revenue, which was partially offset by inflationary cost pressures on gross margins.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $2.7 million for the second quarter of fiscal 2023, versus net income of $1.4 million for the second quarter of fiscal 2022. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $6.5 million for the second quarter of fiscal 2023, up 39.4% from $4.6 million from the same period in fiscal 2022. The increase was primarily attributable to the year-over-year improvement in revenue as discussed above.

Net income for our U.S. Concrete Waste Management Services segment was $5.5 million for the six months ended April 30, 2023, up from net income of $3.2 million for the six months ended April 30, 2022. Adjusted EBITDA for our U.S Concrete Waste Management Services segment was $13.0 million for the six months ended April 30, 2023, up 36.3% from $9.6 million for the same period in fiscal 2022. The increase was primarily attributable to the year-over-year robust organic growth in revenue as discussed above.

Corporate. Net income for our Corporate segment was $1.5 million for the second quarter of fiscal 2023, compared to a net income of $2.8 million for the second quarter of fiscal 2022.

Net income for our Corporate segment was $6.3 million for the six months ended April 30, 2023, up from net income of $3.1 million for the six months ended April 30, 2022.

There was no change in Adjusted EBITDA for our Corporate segment for the periods presented.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $160.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Pioneer, Coastal and others. As of April 30, 2023, we had $6.6 million of cash and cash equivalents and $93.8 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $100.4 million.

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

Our working capital deficit as of April 30, 2023 was $23.5 million. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to capital markets. We believe we have adequate coverage of our debt covenants.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the six months ended April 30, 2023 and 2022 were approximately $34.7 million and $60.3 million, respectively.

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

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of April 30, 2023 and at October 31, 2022:

			As of April 30,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan - short term	Varies	January 2026	$60,947	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			435,947	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,828)	(4,524)
Less: Revolving loan - short term			(60,947)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,172	$370,476

The outstanding balance under the ABL Facility as of April 30, 2023 was 60.9 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of April 30, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million. As of April 30, 2023, we had $93.8 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.4 million as of April 30, 2023. See Note 8 for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the six months ended April 30, 2023 was $31.1 million. The Company had net income of $12.1 million, which included non-cash expense items of $28.2 million. In addition, we had cash outflows related to a decrease to our working capital of $9.2 million. Working capital changes primarily include a decrease in accrued payroll, accrued expenses and other current liabilities of $5.1 million, an increase in prepaid expenses and other assets of $3.2 million and a decrease of $1.1 million to accounts payable, a decrease in trade receivables of $0.9 million and an increase in inventory of $0.7 million. The decrease in accrued payroll, accrued expenses and other current liabilities is primarily related to payment of accrued interest. The Company makes semi-annual interest payments in February and August each year. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of fiscal year. The decrease in accounts payable is driven by timing.

Net cash provided by operating activities during the six months ended April 30, 2022 was $21.4 million. The Company had net income of $7.2 million, which included non-cash expense items of $36.7 million. In addition, we had cash outflows related to a decrease to our working capital of $15.9 million. Working capital changes primarily include an increase to trade receivables of $8.4 million, an increase to prepaid expenses and other current assets of $3.9 million a decrease in accrued payroll, accrued expenses and other current liabilities of $1.8 million and a decrease of $1.2 million to accounts payable. The increase to trade receivables is primarily due to timing and seasonality of business volume increases during the second quarter. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of fiscal year 2022. The decrease to accounts payable is driven by timing. The decrease in accrued payroll, accrued expenses and other current liabilities is primarily related to a decrease in accrued interest. The Company makes semi-annual interest payments in February and August each year.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $31.1 million to fund investing activities during the six months ended April 30, 2023. The Company used $34.7 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets, which was partially offset by $4.4 million in proceeds from the sale of property, plant and equipment.

We used $57.1 million to fund investing activities during the six months ended April 30, 2022. The Company used $60.3 million for the purchase of property, plant and equipment and $1.5 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $4.6 million.

Cash flow provided by (used in) financing activities.

Net cash used in financing activities was $1.1 million for the six months ended April 30, 2023. Financing activities during this period included $8.3 million in purchase of treasury stock, which included $7.2 million purchased under the share repurchase program and $1.1 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards. In addition, cash used in financing activities included $7.3 million in net proceeds under the Company's ABL Facility.

Net cash provided by financing activities was $28.2 million for the six months ended April 30, 2022. Financing activities during this period primarily included $29.2 million in net borrowings under the Company’s ABL Facility that were partially offset by $1.0 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include the adjustments for warrant liabilities revaluation, extraordinary expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. Adjusted EBITDA in the three and six months ended April 30, 2022 is recast by $0.6 million and $1.3 million, respectively, for these expenses to reflect this change.

We believe these non-GAAP measures of financial results provide useful supplemental information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a supplemental tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports prepared for management and our board of directors and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Consolidated
Net income	$5,588	$5,985	$12,063	$7,168
Interest expense, net	7,348	6,346	14,219	12,608
Income tax expense	1,465	527	2,109	506
Depreciation and amortization	14,721	14,236	29,170	28,314
EBITDA	29,122	27,094	57,561	48,596
Transaction expenses	24	20	27	38
Stock-based compensation	1,064	1,351	2,204	2,831
Change in fair value of warrant liabilities	(1,172)	(2,474)	(5,728)	(2,474)
Other income, net	(13)	(13)	(34)	(52)
Other adjustments (1)	(192)	1,080	(151)	1,433
Adjusted EBITDA	$28,833	$27,058	$53,879	$50,372

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
U.S. Concrete Pumping
Net income (loss)	$450	$1,663	(650)	$961
Interest expense, net	6,648	5,599	12,826	11,083
Income tax expense (benefit)	97	(64)	(292)	(703)
Depreciation and amortization	10,592	9,880	20,966	19,688
EBITDA	17,787	17,078	32,850	31,029
Transaction expenses	24	20	27	38
Stock-based compensation	1,064	1,351	2,204	2,831
Other income, net	(6)	(6)	(16)	(37)
Other adjustments (1)	(1,729)	(426)	(3,237)	(1,353)
Adjusted EBITDA	$17,140	$18,017	$31,828	$32,508

(1)	Other adjustments include the adjustment for warrant liabilities revaluation, extraordinary expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping in the three and six months ended April 30, 2022 by $0.6 million and $1.3 million, respectively, for these expenses to reflect this change.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
U.K. Operations
Net income (loss)	$933	$89	833	$(85)
Interest expense, net	700	747	1,393	1,525
Income tax expense (benefit)	326	51	286	(30)
Depreciation and amortization	1,849	2,026	3,676	4,011
EBITDA	3,808	2,913	6,188	5,421
Other income, net	(11)	(3)	(17)	(5)
Other adjustments	800	866	1,612	1,646
Adjusted EBITDA	$4,597	$3,776	$7,783	$7,062

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
U.S. Concrete Waste Management Services
Net income	$2,728	$1,446	5,540	$3,194
Income tax expense	937	442	1,905	1,037
Depreciation and amortization	2,065	2,117	4,100	4,191
EBITDA	5,730	4,005	11,545	8,422
Other income, net	4	(4)	(1)	(10)
Other adjustments	737	640	1,474	1,140
Adjusted EBITDA	$6,471	$4,641	$13,018	$9,552

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2023	2022	2023	2022
Corporate
Net income	$1,477	$2,787	6,340	$3,098
Income tax expense	105	98	210	202
Depreciation and amortization	215	213	428	424
EBITDA	1,797	3,098	6,978	3,724
Change in fair value of warrant liabilities	(1,172)	(2,474)	(5,728)	(2,474)
Adjusted EBITDA	$625	$624	$1,250	$1,250

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report. No modifications have been made during the six months ended April 30, 2023 to these policies or estimates.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified and disclosed two material weaknesses in "Item 9A Controls and Procedures" of the Company’s Annual Report. Specifically, material weaknesses were identified related to (1) the review of manual journal entries within the financial statement close process, which was identified in connection with the restatement of the Company’s interim unaudited financial statements as of July 31, 2022 ("MW #1"); and (2) the areas of user access and segregation of duties related to information technology systems that support the financial reporting process specifically related to accounts payable and expenditures ("MW #2").

Additionally, these material weaknesses could result in a misstatement of the accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Activities

As of April 30, 2023, management designed and implemented measures that it believes remediate the identified material weaknesses. Specifically, for MW #1, controls were designed and implemented and evidenced to ensure that journal entries are adequately reviewed and approved, and for MW #2, the Company has designed and implemented a review of user activity reports and control activities to ensure appropriate segregation of duties. Notwithstanding these measures, due to the nature of the remediation process, newly implemented controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the design and effectiveness of these controls through ongoing tests and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of 2023, under our share repurchase program, we repurchased an aggregate of 339,532 shares of our common stock for a total of $2.3 million at an average price of $6.84 per share. The following table reflects issuer purchases of equity securities for the three months ended April 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2,3)
February 1, 2022 - February 28, 2022	-	$-	-	$12,386,848
March 1, 2022 - March 31, 2022	188,425	6.93	120,416	11,546,760
April 1, 2023 - April 30, 2023	219,116	6.77	219,116	10,063,351
Total	407,541	$6.60	339,532	$10,063,351

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

Of the 407,541 shares included in this column, 339,532 were purchased under the purchase program and the remaining shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.

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

Dated: June 8, 2023