Form 10-Q
period 2023-07-31
Concrete Pumping Holdings, Inc.
filed 2023-09-07
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 1, 2023, the registrant had 54,709,742 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2023

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of July 31,	As of October 31,
(in thousands except per share amounts)	2023	2022
Current assets:
Cash and cash equivalents	$11,532	$7,482
Trade receivables, net of allowance for doubtful accounts of $887 and $941, respectively	67,201	62,882
Inventory, net	6,672	5,532
Income taxes receivable	-	485
Prepaid expenses and other current assets	12,496	5,175
Total current assets	97,901	81,556

Property, plant and equipment, net	427,084	419,377
Intangible assets, net	125,363	137,754
Goodwill	222,998	220,245
Right-of-use operating lease assets	25,487	24,833
Other non-current assets	13,295	2,026
Deferred financing costs	1,878	1,698
Total assets	$914,006	$887,489

Current liabilities:
Revolving loan	$35,699	$52,133
Operating lease obligations, current portion	4,649	4,001
Finance lease obligations, current portion	114	109
Accounts payable	7,247	8,362
Accrued payroll and payroll expenses	15,190	13,341
Accrued expenses and other current liabilities	36,254	32,156
Income taxes payable	737	178
Warrant liability, current portion	391	-
Total current liabilities	100,281	110,280

Long term debt, net of discount for deferred financing costs	371,520	370,476
Operating lease obligations, non-current	21,177	20,984
Finance lease obligations, non-current	82	169
Deferred income taxes	79,360	74,223
Other liabilities, non-current	12,836	-
Warrant liability, non-current	-	7,030
Total liabilities	585,256	583,162

Commitments and contingencies (Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2023 and October 31, 2022	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,806,913 and 56,226,191 issued and outstanding as of July 31, 2023 and October 31, 2022, respectively	6	6
Additional paid-in capital	382,533	379,395
Treasury stock	(14,288)	(4,609)
Accumulated other comprehensive loss	(663)	(9,228)
Accumulated deficit	(63,838)	(86,237)
Total stockholders' equity	303,750	279,327

Total liabilities and stockholders' equity	$914,006	$887,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2023	2022	2023	2022

Revenue	$120,671	$104,469	$322,037	$286,398

Cost of operations	71,187	62,535	192,625	171,400
Gross profit	49,484	41,934	129,412	114,998

General and administrative expenses	29,937	27,847	87,236	83,156
Income from operations	19,547	14,087	42,176	31,842

Other income (expense):
Interest expense, net	(7,066)	(6,517)	(21,285)	(19,126)
Change in fair value of warrant liabilities	911	7,420	6,639	9,894
Other income, net	262	16	296	69
Total other income (expense)	(5,893)	919	(14,350)	(9,163)

Income before income taxes	13,654	15,006	27,826	22,679

Income tax expense	3,318	2,030	5,427	2,535

Net income	10,336	12,976	22,399	20,144

Less accretion of liquidation preference on preferred stock	(441)	(441)	(1,309)	(1,309)

Income available to common shareholders	$9,895	$12,535	$21,090	$18,835

Weighted average common shares outstanding
Basic	53,198,637	54,012,404	53,377,157	53,859,874
Diluted	54,104,738	57,286,563	54,262,940	54,772,441

Net income per common share
Basic	$0.18	$0.22	$0.38	$0.33
Diluted	$0.18	$0.22	$0.38	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022

Net income	$10,336	$12,976	$22,399	$20,144

Other comprehensive income (loss):
Foreign currency translation adjustment	1,835	(2,303)	8,565	(8,727)

Total comprehensive income	$12,171	$10,673	$30,964	$11,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039
Stock-based compensation expense	-	-	934	-	-	-	934
Forfeiture of restricted stock	(18,459)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	8,773	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(198,973)	-	-	(1,394)	-	-	(1,394)
Net income	-	-	-	-	-	10,336	10,336
Foreign currency translation adjustment	-	-	-	-	1,835	-	1,835
Balance, July 31, 2023	54,806,913	$6	$382,533	$(14,288)	$(663)	$(63,838)	$303,750

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2022	56,667,965	$6	$377,148	$(1,473)	$(2,753)	$(107,745)	$265,183
Stock-based compensation expense	-	-	1,333	-	-	-	1,333
Forfeiture of restricted stock	(5,907)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	625	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(62,850)	-	-	(383)	-	-	(383)
Net income	-	-	-	-	-	12,976	12,976
Foreign currency translation adjustment	-	-	-	-	(2,303)	-	(2,303)
Balance, July 31, 2022	56,599,833	$6	$378,481	$(1,856)	$(5,056)	$(94,769)	$276,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited) - (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	3,138	-	-	-	3,138
Forfeiture of restricted stock	(19,771)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	(100,545)	-	-	(1,040)	-	-	(1,040)
Treasury shares purchased under share repurchase program	(1,298,962)	-	-	(8,639)	-	-	(8,639)
Net income	-	-	-	-	-	22,399	22,399
Foreign currency translation adjustment	-	-	-	-	8,565	-	8,565
Balance, July 31, 2023	54,806,913	$6	$382,533	$(14,288)	$(663)	$(63,838)	$303,750

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	4,164	-	-	-	4,164
Forfeiture of restricted stock	(47,548)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	145,589	-	45	(1,012)	-	-	(967)
Treasury shares purchased under share repurchase program	(62,850)	-	-	(383)	-	-	(383)
Net income	-	-	-	-	-	20,144	20,144
Foreign currency translation adjustment	-	-	-	-	(8,727)	-	(8,727)
Balance, July 31, 2022	56,599,833	$6	$378,481	$(1,856)	$(5,056)	$(94,769)	$276,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2023	2022
Net income	$22,399	$20,144
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	3,526	1,786
Foreign currency adjustments	(1,421)	-
Depreciation	29,541	25,547
Deferred income taxes	4,140	2,210
Amortization of deferred financing costs	1,414	1,374
Amortization of intangible assets	14,336	16,958
Stock-based compensation expense	3,138	4,164
Change in fair value of warrant liabilities	(6,639)	(9,894)
Net gain on the sale of property, plant and equipment	(1,472)	(1,460)
Provision for bad debt	(93)	239
Net changes in operating assets and liabilities:
Trade receivables	(3,199)	(11,024)
Inventory	(970)	(265)
Prepaid expenses and other assets	(875)	(1,239)
Accounts payable	(2,050)	(2,311)
Accrued payroll, accrued expenses and other liabilities	4,457	7,498
Net cash provided by operating activities	66,232	53,727

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,166)	(80,967)
Proceeds from sale of property, plant and equipment	8,043	6,197
Purchases of intangible assets	(800)	(1,450)
Net cash used in investing activities	(35,923)	(76,220)

Cash flows from financing activities:
Proceeds on revolving loan	239,911	252,925
Payments on revolving loan	(256,345)	(236,856)
Payment of debt issuance costs	(550)	(290)
Purchase of treasury stock	(9,679)	(1,394)
Other financing activities	(81)	(31)
Net cash provided by (used in) financing activities	(26,744)	14,354
Effect of foreign currency exchange rate changes on cash	485	1,286
Net increase (decrease) in cash and cash equivalents	4,050	(6,853)
Cash and cash equivalents:
Beginning of period	7,482	9,298
End of period	$11,532	$2,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended July 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$14,155	$12,103
Cash paid for income taxes	258	409

Non-cash investing and financing activities:
Equipment purchases included in accrued expenses and accounts payable	3,737	10,129
Operating lease right-of-use assets recorded upon adoption of ASC 842	-	18,625
Operating lease liabilities recorded upon adoption of ASC 842	-	18,593
Operating lease assets obtained in exchange for new operating lease liabilities	3,873	3,296

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2022 ("Annual Report"). During the nine months ended July 31, 2023, there were no significant changes to those accounting policies.

Basis of presentation

Our condensed consolidated balance sheet as of October 31, 2022, which was derived from our audited consolidated financial statements and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2022.

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

Leases as Lessor

Our Eco-Pan business involves contracts with customers whereby we are a lessor for the rental component of the contract and therefore, such rental components of the contract are recorded as lease revenue. We account for such rental contracts as operating leases. We recognize revenue from pan rentals in the period earned, regardless of the timing of billing to customers. The lease component of the revenue is disaggregated by a base price that is based on the number of contractual days and a variable component that is based on days in excess of the number of contractual days.

The table below summarizes our revenues as presented in our unaudited consolidated statements of operations for the periods ended  July 31, 2023 and 2022 by revenue type and by applicable accounting standard:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Service revenue - ASC 606	112,340	98,288	299,521	269,425
Lease fixed revenue – ASC 842	5,237	3,748	13,453	10,119
Lease variable revenue - ASC 842	3,094	2,433	9,063	6,854
Total revenue	120,671	104,469	322,037	286,398

Newly adopted accounting pronouncements

Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) - In March 2020, the FASB issued ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Specifically, to the extent the Company's debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. Effective October 1, 2021, the Company transitioned all of its GBP borrowings from LIBOR to the Sterling Overnight Index Average ("SONIA") rate. Effective June 29, 2022, the Company transitioned all of its U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate ("SOFR"). See Note 9 for further discussion.

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

Note 3. Business Combinations and Asset Acquisitions

The Company completed one asset acquisition during the second quarter of 2023 and five acquisitions during fiscal 2022. All acquisitions either added complementary assets in markets in which the Company already operates or expanded the Company's footprint into adjacent markets. With the exception of the Coastal Carolina Pumping, Inc. ("Coastal") acquisition during the fourth quarter of fiscal 2022, all other transactions qualified as asset acquisitions. Except for the acquisition of Pioneer in the first quarter of fiscal 2022 and Coastal in the fourth quarter of fiscal 2022, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in fiscal 2022 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

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

Identifiable intangible assets acquired consist of customer relationships of $1.7 million and non-compete agreements valued at $0.8 million. The customer relationships were valued using the multi-period excess earnings method. The non-compete agreements were valued using a direct valuation of economic damages approach. The Company determined the useful life of both the customer relationships and non-compete agreements to be 5 years.

Concurrent with closing of the asset purchase agreement, the Company signed five leases directly with the seller. The leases were entered into at market rates and the Company recognized an ROU asset and liability of $6.5 million related to these leases.

November 2021 (Fiscal 2022) Pioneer Acquisition

In November 2021, the Company acquired the assets, no cash, of Pioneer Concrete Pumping Services (“Pioneer”) for total purchase consideration of $20.2 million, of which, $1.0 million was held back (the “Holdback”) to allow for a post-closing joint inspection of Pioneer’s fleet vehicles. The Holdback had not been paid out as of July 31, 2023. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

Transaction Costs

Transaction costs include expenses for legal, accounting, and other professionals that were incurred in connection with an asset acquisition or business combination and could not be capitalized under ASC 805. There were no significant transaction costs incurred in each of the three and nine months ended July 31, 2023 and 2022.

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

The unaudited pro forma financial information is as follows:

	Three Months Ended July 31,	Nine Months Ended July 31,
(in thousands)	2022	2022
Revenue	$104,469	$286,398
Pro forma revenue adjustments by Business Combination
Coastal	5,439	15,320
Total pro forma revenue	$109,908	$301,718

Net income	$12,976	$20,144
Pro forma net income adjustments by Business Combination
Coastal	423	933
Total pro forma net income	$13,399	$21,077

Significant pro forma adjustments include:

●	Tangible and intangible assets are assumed to be recorded at their estimated fair values as of November 1, 2021 and are depreciated or amortized over their estimated useful lives; and
●	The Company incurred approximately $30.0 million on the ABL Facility (defined below) in connection with the acquisition of Coastal. Interest expense has been adjusted as of November 1, 2020.

Coastal’s contribution to the Company's revenue for the three and nine months ended July 31, 2023 was $5.6 million and $15.0 million, respectively. Coastal's contribution to the Company's net income for the three and nine months ended July 31, 2023 was $1.0 million and $2.1 million, respectively.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of  July 31, 2023 and October 31, 2022 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of July 31,		As of October 31,
	2023		2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$359,063	$375,000	$339,375

Warrants

At  July 31, 2023 and  October 31, 2022, there were 13,017,677 public warrants and no private warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expire on December 6, 2023, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of July 31, 2023 and  October 31, 2022 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Expected recoveries related to self-insured commercial liabilities	$6,032	$-
Prepaid insurance	3,661	1,550
Prepaid licenses and deposits	933	751
Prepaid rent	628	402
Other current assets and prepaids	1,242	2,472
Total prepaid expenses and other current assets	$12,496	$5,175

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment as of July 31, 2023 and  October 31, 2022 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Land, building and improvements	$29,357	$28,528
Finance leases—land and buildings	828	828
Machinery and equipment	510,321	478,162
Transportation equipment	8,742	7,133
Furniture and office equipment	3,811	3,870
Property, plant and equipment, gross	553,059	518,521
Less accumulated depreciation	(125,975)	(99,144)
Property, plant and equipment, net	$427,084	$419,377

Depreciation expense for the three and nine months ended July 31, 2023 and 2022 is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Cost of operations	$9,396	$8,164	$27,718	$23,839
General and administrative expenses	622	540	1,823	1,708
Total depreciation expense	$10,018	$8,704	$29,541	$25,547

Note 7. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the nine months ended July 31, 2023. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  July 31, 2023 and  October 31, 2022:

	As of July 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.3	$196,310	$-	$(126,048)	$34	$70,296
Trade name	5.4	5,400	-	(2,515)	2	2,887
Assembled workforce	1.6	1,650	-	(835)	-	815
Noncompete agreements	4.1	1,200	-	(335)	-	865
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$260,060	$(5,000)	$(129,733)	$36	$125,363

	As of October 31,
	2022
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying		Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	11.0	$193,710	$-	$(112,658)	$1,416	$82,468
Trade name	6.1	4,836	-	(2,127)	239	$2,948
Assembled workforce	2.1	1,450	-	(444)	-	$1,006
Noncompete agreements	4.6	1,000	-	(168)	-	$832
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	$50,500
Total intangibles		$256,496	$(5,000)	$(115,397)	$1,655	$137,754

The changes in the carrying value of goodwill by reportable segment for the nine months ended July 31, 2023 are as follows:

Reportable Segment	As of October 31, 2022	Foreign Currency Translation	As of July 31, 2023
(in thousands)
U.S. Concrete Pumping	$147,482	$-	$147,482
U.K. Operations	23,630	2,753	26,383
U.S. Concrete Waste Management Services	49,133	-	49,133
Total	$220,245	$2,753	$222,998

Note 8. Other Non-Current Assets

The significant components of other non-current assets as of July 31, 2023 and  October 31, 2022 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Expected recoveries related to self-insured commercial liabilities	$12,835	$1,400
Other non-current assets	460	626
Total other non-current assets	$13,295	$2,026

Note 9. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  July 31, 2023 and October 31, 2022:

			As of July 31,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan - short term	Varies	January 2026	$35,699	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			410,699	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,480)	(4,524)
Less: Revolving loan - short term			(35,699)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,520	$370,476

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

On July 29, 2022, the ABL Facility was amended to, among other changes, increase the maximum revolver borrowings available to be drawn thereunder from $125.0 million to $160.0 million and increase the letter of credit sublimit from $7.5 million to $10.5 million. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $35.0 million in incremental commitments was provided by JPMorgan Chase Bank, N.A.

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million, (2) increase the letter of credit sublimit from $10.5 million to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 and (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $65.0 million in incremental commitments were provided by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

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

The outstanding principal amount of the Senior Notes as of July 31, 2023 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended, are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $225.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $22.5 million and for swing loan borrowings of up to $22.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	All loans advanced will mature and be due and payable in full on the earlier of (a) June 1, 2028 and (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●

Through May 31, 2023, borrowings in GBP bore interest at the SONIA rate plus an applicable margin currently set at 2.0326%. After May 31, 2023, borrowings in GBP bear interest at the SONIA rate plus an applicable margin equal to 2.2826%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;

●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022 and through May 31, 2023, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.00% or (2) a base rate plus an applicable margin currently set at 1.00%. After May 31, 2023, borrowings in U.S. Dollars bear interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. The applicable margins for U.S. Dollar loans are subject to a step down of 0.25% based on excess availability levels;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of  July 31, 2023 was $35.7 million and as of that date, the Company was in compliance with all debt covenants.

In addition, as of July 31, 2023 the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million.

As of July 31, 2023 we had $184.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.9 million as of July 31, 2023.

As of   July 31, 2023 and October 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 7.8% and 4.4%, respectively.

Note 10. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of  July 31, 2023 and October 31, 2022:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Accrued vacation	$3,242	$2,705
Accrued payroll	4,068	2,763
Accrued bonus	5,441	4,835
Accrued employee-related taxes	2,125	2,760
Other accrued	314	278
Total accrued payroll and payroll expenses	$15,190	$13,341

Note 11. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of July 31, 2023 and October 31, 2022:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Accrued self-insured commercial liabilities	$11,876	$8,396
Accrued self-insured health liabilities	2,098	3,337
Accrued interest	11,677	5,996
Accrued equipment purchases	3,172	7,644
Accrued property, sales and use tax	1,820	1,671
Accrued professional fees	1,243	831
Other	4,368	4,281
Total accrued expenses and other liabilities	$36,254	$32,156

Note 12. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and nine months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022

Income before income taxes	$13,654	$15,006	$27,826	$22,679

Income tax expense	$3,318	$2,030	$5,427	$2,535

The effective tax rate for the three and nine months ended July 31, 2023 and 2022 was primarily impacted by the respective change in fair value of warrant liabilities, which is not recognized for tax purposes.

As of   July 31, 2023 and October 31, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $79.4 million and $74.2 million, respectively. Included in deferred tax assets as of  July 31, 2023 and  October 31, 2022 were net operating loss carryforwards of $21.9 million and $25.9 million, respectively. The Company has a valuation allowance of $0.1 million as of July 31, 2023 and  October 31, 2022 related to foreign and U.S. state tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist and state net operating losses that are expected to expire before they can be utilized.

Note 13. Commitments and Contingencies

Insurance

Commercial Self-Insured Losses

The Company retains a significant portion of the risk for workers' compensation, automobile, and general liability losses (“self-insured commercial liability”). Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Amounts estimated to be paid within one year have been included in Accrued expenses and other current liabilities, with the remainder included in Other liabilities, non-current on the Consolidated Balance Sheets. Insurance claims receivables that are expected to be received from third-party insurance within one year have been included in Prepaid expenses and other current assets, with the remainder included in Other non-current assets on the Consolidated Balance Sheets.

The following table summarizes as of July 31, 2023 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables.

	Classification on the Condensed	As of July 31,
(in thousands)	Consolidated Balance Sheets	2023
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$11,876
Self-insured commercial liability, non-current	Other liabilities, non-current	12,835
Total self-insured commercial liabilities		24,711

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	6,032
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	12,835
Total expected recoveries related to self-insured commercial liabilities		18,867

Total self-insured commercial liability, net of expected recoveries		$5,844

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third-party administrator for tasks including, but not limited to, processing claims and remitting benefits. As of  July 31, 2023, the Company had accrued $2.1 million, for estimated health claims incurred but not reported based on historical claims amounts and average lag time.

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

Letters of credit

The ABL Facility provides for up to $22.5 million of standby letters of credit. As of July 31, 2023, total outstanding letters of credit totaled $4.2 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and nine months ended July 31, 2023:

	Three Months Ended July 31,	Nine Months Ended July 31,
(in thousands, except price per share)	2023	2023
Shares repurchased	199	1,299
Total cost of shares repurchased	$1,394	$8,642
Average price per share	$7.01	$6.65

Note 15. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Compensation expense – stock options	$116	$152	$371	$488
Compensation expense – restricted stock awards	818	1,181	2,767	3,676
Total	$934	$1,333	$3,138	$4,164

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

The table below shows our basic and diluted EPS calculations for the three and nine months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$10,336	$12,976	$22,399	$20,144
Less: Accretion of liquidation preference on preferred stock	(441)	(441)	(1,309)	(1,309)
Less: Undistributed earnings allocated to participating securities	(323)	(582)	(751)	(932)
Net income attributable to common stockholders (numerator for basic earnings per share)	$9,572	$11,953	$20,339	$17,903
Add back: Undistributed earnings allocated to participating securities	323	582	751	932
Add back: Accretion of liquidation preference on preferred stock	-	441	-	-
Less: Undistributed earnings reallocated to participating securities	(318)	(573)	(739)	(917)
Numerator for diluted earnings per share	$9,577	$12,403	$20,351	$17,918

Weighted average shares (denominator):
Weighted average shares - basic	53,198,637	54,012,404	53,377,157	53,859,874
Weighted average shares - diluted	54,104,738	57,286,563	54,262,940	54,772,441

Basic earnings per share	$0.18	$0.22	$0.38	$0.33
Diluted earnings per share	$0.18	$0.22	$0.38	$0.33

For the three and nine months ended July 31, 2023 and 2022, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50 and for the three months ended July 31, 2023 and nine months ended July 31, 2023 and 2022, 2.5 million shares of Series A Preferred Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Note 17. Segment Reporting

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Revenue
U.S. Concrete Pumping	$87,323	$77,352	$232,896	$212,189
U.K. Operations	17,260	14,417	45,207	39,980
U.S. Concrete Waste Management Services	16,505	12,813	44,445	34,551
Corporate	625	625	1,875	1,875
Intersegment	(1,042)	(738)	(2,386)	(2,197)
Total revenue	$120,671	$104,469	$322,037	$286,398

Income before income taxes
U.S. Concrete Pumping	$4,835	$3,773	$3,893	$4,030
U.K. Operations	2,161	594	3,280	480
U.S. Concrete Waste Management Services	5,338	2,806	12,783	7,037
Corporate	1,320	7,833	7,870	11,132
Total income before income taxes	$13,654	$15,006	$27,826	$22,679

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
EBITDA
U.S. Concrete Pumping	$21,670	$19,495	$54,520	$50,524
U.K. Operations	4,769	3,197	10,957	8,619
U.S. Concrete Waste Management Services	7,452	4,976	18,997	13,398
Corporate	1,536	8,045	8,514	11,769
Total EBITDA	$35,427	$35,713	$92,988	$84,310

Consolidated EBITDA reconciliation
Net income	$10,336	$12,976	$22,399	$20,144
Interest expense, net	7,066	6,517	21,285	19,126
Income tax expense	3,318	2,030	5,427	2,535
Depreciation and amortization	14,707	14,190	43,877	42,505
Total EBITDA	$35,427	$35,713	$92,988	$84,310

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization
U.S. Concrete Pumping	$10,498	$9,927	$31,464	$29,615
U.K. Operations	1,879	1,881	5,555	5,892
U.S. Concrete Waste Management Services	2,114	2,170	6,214	6,361
Corporate	216	212	644	637
Total depreciation and amortization	$14,707	$14,190	$43,877	$42,505

Interest expense, net
U.S. Concrete Pumping	$(6,337)	$(5,795)	$(19,163)	$(16,879)
U.K. Operations	(729)	(722)	(2,122)	(2,247)
Total interest expense, net	$(7,066)	$(6,517)	$(21,285)	$(19,126)

Total assets by segment for the periods presented are as follows:

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Total assets
U.S. Concrete Pumping	$718,635	$693,048
U.K. Operations	120,451	103,255
U.S. Concrete Waste Management Services	169,096	157,370
Corporate	29,437	27,834
Intersegment	(123,613)	(94,018)
Total assets	$914,006	$887,489

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. Revenue for the periods presented and long-lived assets as of July 31, 2023 and October 31, 2022 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Revenue by geography
U.S.	$103,411	$90,052	$276,830	$246,418
U.K.	17,260	14,417	45,207	39,980
Total revenue	$120,671	$104,469	$322,037	$286,398

	As of July 31,	As of October 31,
(in thousands)	2023	2022
Property, plant and equipment, net
U.S.	$368,935	$366,814
U.K.	58,149	52,563
Total property, plant and equipment, net	$427,084	$419,377

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues, gross profits and net income for our business segments for the three and nine months ended July 31, 2023 and 2022.

Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

Revenue

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$87,323	$77,352	$9,971	12.9%
U.K. Operations	17,260	14,417	2,843	19.7%
U.S. Concrete Waste Management Services	16,505	12,813	3,692	28.8%
Corporate	625	625	-	0.0%
Intersegment	(1,042)	(738)	(304)	41.2%
Total revenue	$120,671	$104,469	$16,202	15.5%

Total revenue. Total revenues were $120.7 million for the three months ended July 31, 2023 compared to $104.5 million for the three months ended July 31, 2022. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 12.9%, or $10.0 million, from $77.4 million in the third quarter of fiscal 2022 to $87.3 million for the third quarter of fiscal 2023 primarily driven from prior acquisitions and improved pricing.Revenue attributable to our acquisition of Coastal was $5.6 million for the third quarter of fiscal 2023.

U.K. Operations. Revenue for our U.K. Operations segment increased by 19.7%, or $2.8 million, from $14.4 million in the third quarter of fiscal 2022 to $ 17.3 million for the third quarter of fiscal 2023. Excluding the impact from foreign currency translation, revenue was up 17.5% year-over-year. The increase in revenue was primarily attributable to improved pricing across the U.K. region.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 28.8%, or $3.7 million, from $12.8 million in the third quarter of fiscal 2022 to $16.5 million for the third quarter of fiscal 2023. The increase in revenue was primarily due to organic volume growth due to an increase in demand and pricing improvements.

Corporate. There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment are primarily related to the intercompany leasing of real estate to certain of our U.S. Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Gross Profit and Gross Margin
Gross Profit	49,484	41,934	7,550	18.0%
Gross Margin	41.0%	40.1%

Gross margin. Our gross margin for the third quarter of fiscal 2023 was 41.0% compared to 40.1% in the third quarter of fiscal 2022. The slight increase in our gross margin was primarily related to the strong revenue growth discussed above and the easing of diesel fuel prices, partially offset by inflationary pressures primarily in labor inflation.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the third quarter of fiscal 2023 were $29.9 million, an increase of $2.1 million from $27.8 million in the third quarter of fiscal 2022. G&A expenses as a percent of revenue were 24.8% for the third quarter of fiscal 2023 compared to 26.6% for the same period a year ago. The dollar increase in G&A expenses was largely due to higher labor costs of approximately $3.0 million as a result of additional headcount from recent acquisitions.

Excluding amortization of intangible assets of $4.7 million, depreciation expense of $0.6 million and stock-based compensation expense of $0.9 million, G&A expenses were $23.7 million for the third quarter of fiscal 2023 (19.6% of revenue), up $3.2 million from $20.5 million for the third quarter of fiscal 2022 (19.6% of revenue). The increase was primarily due to the higher labor costs as discussed above.

Total other income (expense)

Interest expense, net. Interest expense, net for the third quarter of fiscal 2023 was $7.1 million, up $0.5 million from $6.5 million in the third quarter of fiscal 2022. The increase was primarily attributable to a higher average ABL revolver draw during the fiscal 2023 third quarter as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the third quarter of fiscal 2023 the Company recognized a $0.9 million gain on the fair value remeasurement of our liability-classified warrants. During the third quarter of fiscal 2022 the Company recognized a $7.4 million gain on the fair value measurement of our liability-classified warrants. The continued decline in the fair value remeasurement of the public warrants for both periods presented is due to the Company's share price trading below the exercise price as the warrants get closer to expiring in December 2023.

Income tax expense

Income tax expense. For the third fiscal quarter ended July 31, 2023 the Company recorded income tax expense of $3.3 million on pretax income of $13.7 million. For the same quarter a year ago, the Company recorded an income tax expense of $2.0 million on a pretax income of $15.0 million. The effective tax rate for the three months ended July 31, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, which is not recognized for tax purposes.

Nine Months Ended July 31, 2023 Compared to the Nine Months Ended July 31, 2022

Revenue

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$232,896	$212,189	$20,707	9.8%
U.K. Operations	45,207	39,980	5,227	13.1%
U.S. Concrete Waste Management Services	44,445	34,551	9,894	28.6%
Corporate	1,875	1,875	-	0.0%
Intersegment	(2,386)	(2,197)	(189)	8.6%
Total revenue	$322,037	$286,398	$35,639	12.4%

Total revenue. Total revenues were $322.0 million for the nine months ended July 31, 2023 compared to $286.4 million for the nine months ended July 31, 2022. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 9.8%, or $20.7 million, from $212.2 million in the nine months ended July 31, 2022 to $232.9 million primarily driven by revenue contributions from recent acquisitions, coupled with organic growth in certain of our markets, notably in the southeastern region of the U.S. Revenue attributable to our acquisition of Coastal was $15.0 million for the nine months ended July 31, 2023.

U.K. Operations. Revenue for our U.K. Operations segment increased by 13.1%, or $5.2 million, from $40.0 million in the nine months ended July 31, 2022 to $45.2 million. Excluding the impact from foreign currency translation, revenue was up 19.0% year-over-year. The increase in revenue was driven by a robust improvement in pricing across the U.K. region.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 28.6%, or $9.9 million, from $34.6 million in the nine months ended July 31, 2022 to $44.4 million. The increase in revenue was due to robust organic volume growth and pricing improvements.

Corporate. There was no change in revenue for our Corporate segment for the periods presented. Any year-over-year changes for our Corporate segment are primarily related to the intercompany leasing of real estate to certain of our U.S. Concrete Pumping branches. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Profit and Gross Margin

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Gross Profit and Gross Margin
Gross Profit	129,412	114,998	14,414	12.5%
Gross Margin	40.2%	40.2%

Gross margin. Our gross margin for the nine months ended July 31, 2023 and 2022 was 40.2%. The margin has remained consistent due to the easing of diesel fuel prices being completely offset by inflationary pressures primarily in labor inflation.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the nine months ended July 31, 2023 were $87.2 million, an increase of $4.1 million from $83.2 million for the nine months ended July 31, 2022. The increase in G&A expenses was primarily due to (1) higher labor costs of approximately $6.2 million primarily due to additional headcount that joined the Company as a result of recent acquisitions, (2) higher rent, utilities and office expenses aggregating to $1.2 million primarily from recent acquisitions and (3) higher legal and accounting expenses, partially offset by $2.9 million in additional non-cash expense related to fluctuations in the GBP and lower amortization of intangible assets expense of $2.6 million. G&A expenses as a percent of revenue were 27.1% for fiscal 2023 compared to 29.0% for the same period a year ago.

Excluding amortization of intangible assets of $14.3 million, depreciation expense of $1.8 million and stock-based compensation expense of $3.1 million, G&A expenses were $68.0 million for the nine months ended July 31, 2023 (21.1% of revenue), up $7.7 million from $60.3 million for the nine months ended July 31, 2022 (21.0% of revenue). The increase was primarily due to the higher labor costs, legal and accounting costs, rent, utilities, and office expenses, which was partially offset by fluctuations in the GBP as discussed above.

Total other income (expense)

Interest expense, net. Interest expense, net for the nine months ended July 31, 2023 was $21.3 million, up $2.2 million from $19.1 million from the nine months ended July 31, 2022. The increase was primarily attributable to a higher average ABL revolver draw during the (nine months ended July 31, 2023) as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the nine months ended July 31, 2023 the Company recognized a $6.6 million gain on the fair value remeasurement of our liability-classified warrants. During the nine months ended July 31, 2022 the Company recognized a $9.9 million gain on the fair value measurement of our liability-classified warrants. The continued decline in the fair value remeasurement of the public warrants for all periods presented is due to the Company's share price trading below the exercise price as the warrants get closer to expiring in December 2023.

Income tax expense

Income tax expense. For the nine months ended July 31, 2023, the Company recorded an income tax expense of $ 5.4 million on pretax income of $ 27.8 million. For the same period a year ago, the Company recorded an income tax expense of $ 2.5 million on pretax income of $ 22.7 million. The effective tax rate for the three and nine-month periods ended July 31, 2023 was primarily impacted by the respective change in fair value of warrant liabilities, which is not recognized for tax purposes.

Adjusted EBITDA(1) and Net Income

	Net Income		Adjusted EBITDA
	Three Months Ended July 31,		Three Months Ended July 31,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$3,517	$2,812	$20,535	$19,776	$759	3.8%
U.K. Operations	1,616	441	5,566	3,955	1,611	40.7%
U.S. Concrete Waste Management Services	3,986	2,010	8,190	5,681	2,509	44.2%
Corporate	1,217	7,713	625	625	-	0.0%
Total	$10,336	$12,976	$34,916	$30,037	$4,879	16.2%

	Net Income		Adjusted EBITDA
	Nine Months Ended July 31,		Nine Months Ended July 31,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$2,867	$3,772	$52,363	$52,285	$78	0.1%
U.K. Operations	2,449	358	13,349	11,017	2,332	21.2%
U.S. Concrete Waste Management Services	9,526	5,205	21,208	15,233	5,975	39.2%
Corporate	7,557	10,809	1,875	1,875	-	0.0%
Total	$22,399	$20,144	$88,795	$80,410	$8,385	10.4%

(1)	See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping in the three and nine months ended July 31, 2022 by $0.6 million and $1.9 million, respectively, for these expenses to reflect this change. See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for more information.

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $3.5 million for the third quarter of fiscal 2023, versus net income of $2.8 million for the third quarter of fiscal 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $20.5 million for the third quarter of fiscal 2023, versus $19.8 million for the same period in fiscal 2022. The increases in net income and Adjusted EBITDA were primarily attributable to recent acquisitions and organic growth.

Net income for our U.S. Concrete Pumping segment was $2.9 million for the nine months ended July 31, 2023, versus a net income of $3.8 million for the nine months ended July 31, 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $52.4 million for the nine months ended July 31, 2023, versus $52.3 million for the same period in fiscal 2022.

U.K. Operations. Net income for our U.K. Operations segment was $1.6 million for the third quarter of fiscal 2023, versus net income of $0.4 million for the third quarter of fiscal 2022. Adjusted EBITDA for our U.K. Operations segment was $5.6 million for the third quarter of fiscal 2023, up 40.7% from $4.0 million from the same period in fiscal 2022. The increases were primarily attributable to the year-over-year improvement in revenue.

Net income for our U.K. Operations segment was $2.4 million for the nine months ended July 31, 2023, compared to a net income of $0.4 million for the nine months ended July 31, 2022. Adjusted EBITDA for our U.K. Operations segment was $13.3 million for the nine months ended July 31, 2023, up 21.2% from $11.0 million from the same period in fiscal 2022. The increases were primarily attributable to the year-over-year improvement in revenue.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $4.0 million for the third quarter of fiscal 2023, versus net income of $2.0 million for the third quarter of fiscal 2022. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $8.2 million for the third quarter of fiscal 2023, up 44.2% from $5.7 million from the same period in fiscal 2022. The increases were primarily attributable to the year-over-year improvement in revenue as discussed above.

Net income for our U.S. Concrete Waste Management Services segment was $9.5 million for the nine months ended July 31, 2023, up from net income of $5.2 million for the nine months ended July 31, 2022. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $21.2 million for the nine months ended July 31, 2023, up 39.2% from $15.2 million for the same period in fiscal 2022. The increases were primarily attributable to the year-over-year robust organic growth in revenue as discussed above.

Corporate. Net income for our Corporate segment was $1.2 million for the third quarter of fiscal 2023, compared to a net income of $7.7 million for the third quarter of fiscal 2022. The change in net income is primarily related to the change in warrant liability, as discussed above.

Net income for our Corporate segment was $7.6 million for the nine months ended July 31, 2023, down from net income of $10.8 million for the nine months ended July 31, 2022. The decrease from the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily related to the changes in the warrant liability, as discussed above.

There was no change in Adjusted EBITDA for our Corporate segment for the periods presented.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Pioneer, Coastal and others. As of July 31, 2023, we had $11.5 million of cash and cash equivalents and $184.0 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $195.5 million.

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

Our working capital deficit as of July 31, 2023 was $2.4 million. We generally operate with a working capital deficit due to our efficient use of cash in funding operations and because we have consistent access to capital markets. We believe we have adequate coverage of our debt covenants.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the nine months ended July 31, 2023 and 2022 were approximately $43.2 million and $81.0 million, respectively.

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

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of July 31, 2023 and October 31, 2022:

			As of July 31,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan - short term	Varies	January 2026	$35,699	$52,133
Senior Notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			410,699	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,480)	(4,524)
Less: Revolving loan - short term			(35,699)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,520	$370,476

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million, (2) increase the letter of credit sublimit from $10.5 million to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 and (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $65.0 million in incremental commitments were provided by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

The outstanding balance under the ABL Facility as of July 31, 2023 was $35.7 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of July 31, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.2 million. As of July 31, 2023, we had $184.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.9 million as of July 31, 2023. See Note 9 for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the nine months ended July 31, 2023 was $66.2 million. The Company had net income of $22.4 million, which included non-cash expense items of $46.5 million. In addition, we had cash outflows related to an increase to our working capital of $2.6 million. Working capital changes primarily include an increase in accrued payroll, accrued expenses and other current liabilities of $4.5 million, an increase in trade receivables of $3.2 million, a decrease of $2.1 million to accounts payable, an increase in inventory of $1.0 million and an increase in prepaid expenses and other assets of $0.9 million. The increase in accrued payroll, accrued expenses and other current liabilities is primarily related to timing of the payment of accrued interest. The Company makes semi-annual interest payments in February and August each year. The increase in trade receivables is due to stronger revenue growth. The decrease in accounts payable is driven by timing of vendor payments.

Net cash provided by operating activities during the nine months ended July 31, 2022 was $53.7 million. The Company had net income of $20.1 million, which included non-cash expense items of $40.9 million. In addition, we had cash outflows related to an increase to our working capital of $7.3 million. Working capital changes primarily include an increase to trade receivables of $11.0 million, an increase to prepaid expenses and other current assets of $1.2 million an increase in accrued payroll, accrued expenses and other current liabilities of $7.5 million and a decrease of $2.3 million to accounts payable. The increase to trade receivables is primarily due to timing of customer payments and seasonality of business volume increases during the second and third quarters of the fiscal year. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of fiscal year 2022. The decrease to accounts payable is driven by timing of vendor payments. The increase in accrued payroll, accrued expenses and other current liabilities is primarily related to an increase in accrued interest. The Company makes semi-annual interest payments in February and August each year.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $35.9 million to fund investing activities during the nine months ended July 31, 2023. The Company used $43.2 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets, which was partially offset by $8.0 million in proceeds from the sale of property, plant and equipment.

We used $76.2 million to fund investing activities during the nine months ended July 31, 2022. The Company used $81.0 million for the purchase of property, plant and equipment and $1.5 million for the purchase of intangible assets, which was partially offset by proceeds from the sale of property, plant and equipment of $6.2 million.

Cash flow provided by (used in) financing activities.

Net cash used in financing activities was $26.7 million for the nine months ended July 31, 2023. Financing activities during this period included $9.7 million in purchase of treasury stock, which included $8.6 million purchased under the share repurchase program and $1.1 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards. In addition, cash used in financing activities included $16.4 million in net proceeds under the Company's ABL Facility.

Net cash provided by financing activities was $14.4 million for the nine months ended July 31, 2022. Financing activities during this period primarily included $16.1 million in net borrowings under the Company’s ABL Facility that were partially offset by $1.4 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include the adjustments for warrant liabilities revaluation, non-recurring expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. Adjusted EBITDA in the three and nine months ended July 31, 2022 is recast by $0.6 million and $1.9 million, respectively, for these expenses to reflect this change.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Consolidated
Net income	$10,336	$12,976	$22,399	$20,144
Interest expense, net	7,066	6,517	21,285	19,126
Income tax expense	3,318	2,030	5,427	2,535
Depreciation and amortization	14,707	14,190	43,877	42,505
EBITDA	35,427	35,713	92,988	84,310
Transaction expenses	5	20	32	59
Stock-based compensation	934	1,333	3,138	4,164
Change in fair value of warrant liabilities	(911)	(7,420)	(6,639)	(9,894)
Other income, net	(262)	(16)	(296)	(69)
Other adjustments(1)	(277)	407	(428)	1,840
Adjusted EBITDA	$34,916	$30,037	$88,795	$80,410

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
U.S. Concrete Pumping
Net income	$3,517	$2,812	$2,867	$3,772
Interest expense, net	6,337	5,795	19,163	16,879
Income tax expense	1,318	961	1,026	258
Depreciation and amortization	10,498	9,927	31,464	29,615
EBITDA	21,670	19,495	54,520	50,524
Transaction expenses	5	20	32	59
Stock-based compensation	934	1,333	3,138	4,164
Other income, net	(257)	(6)	(273)	(43)
Other adjustments(1)	(1,817)	(1,066)	(5,054)	(2,419)
Adjusted EBITDA	$20,535	$19,776	$52,363	$52,285

(1)	Other adjustments include the adjustment for warrant liabilities revaluation, non-recurring expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping in the three and nine months ended July 31, 2022 by $0.6 million and $1.9 million, respectively, for these expenses to reflect this change.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
U.K. Operations
Net income	$1,616	$441	$2,449	$358
Interest expense, net	729	722	2,122	2,247
Income tax expense	545	153	831	122
Depreciation and amortization	1,879	1,881	5,555	5,892
EBITDA	4,769	3,197	10,957	8,619
Other income, net	(6)	(5)	(23)	(11)
Other adjustments	803	763	2,415	2,409
Adjusted EBITDA	$5,566	$3,955	$13,349	$11,017

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
U.S. Concrete Waste Management Services
Net income	$3,986	$2,010	$9,526	$5,205
Income tax expense	1,352	796	3,257	1,832
Depreciation and amortization	2,114	2,170	6,214	6,361
EBITDA	7,452	4,976	18,997	13,398
Other expense (income), net	1	(5)	-	(15)
Other adjustments	737	710	2,211	1,850
Adjusted EBITDA	$8,190	$5,681	$21,208	$15,233

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Corporate
Net income	$1,217	$7,713	$7,557	$10,809
Income tax expense	103	120	313	323
Depreciation and amortization	216	212	644	637
EBITDA	1,536	8,045	8,514	11,769
Change in fair value of warrant liabilities	(911)	(7,420)	(6,639)	(9,894)
Adjusted EBITDA	$625	$625	$1,875	$1,875

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report. No modifications have been made during the nine months ended July 31, 2023 to these policies or estimates.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Remediation Activities

As of July 31, 2023, management designed and implemented measures that it believes remediate the identified material weaknesses. Specifically, for MW #1, controls were designed and implemented and evidenced to ensure that journal entries are adequately reviewed and approved, and for MW #2, the Company has designed and implemented a review of user activity reports and control activities to ensure appropriate segregation of duties. Notwithstanding these measures, due to the nature of the remediation process, newly implemented controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Consequently, management will continue to monitor the design and effectiveness of these controls through ongoing tests and will make any further changes that management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of 2023, under our share repurchase program, we repurchased an aggregate of 198,973 shares of our common stock for a total of $1.4 million at an average price of $ 7.01 per share. The following table reflects issuer purchases of equity securities for the three months ended July 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2,3)
May 1, 2023 - May 31, 2023	130,649	$7.01	130,649	$9,147,593
June 1, 2023 - June 30, 2023	68,324	7.00	68,324	8,669,446
July 1, 2023 - July 31, 2023	-	-	-	8,669,446
Total	198,973	$7.01	198,973	$8,669,446

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

Item 6.  Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
10.1	Third Amendment to Amended and Restated ABL Credit Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on June 5, 2023).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary
(Authorized Signatory)

Dated: September 7, 2023