Form 10-K
period 2023-10-31
Concrete Pumping Holdings, Inc.
filed 2024-01-16
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was $190,498,006 based upon the market price of $6.95 per share on April 28, 2023. As of January 12, 2024, 53,747,565 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Concrete Pumping Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the year ended October 31, 2023

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following list, which also summarizes some of the principal risks relating to the Company and its business:

●	the adverse impact of inflation, including increases in fuel costs, global economic conditions and events related to these conditions;

●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;

●	our ability to successfully implement our operating strategy;

●	our ability to successfully identify, manage and integrate acquisitions;

●	our ability to maintain effective internal controls necessary to provide reliable financial reports;

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

PART I

Item 1. Business

Concrete Pumping Holdings, Inc. is a Delaware corporation headquartered in Thornton (near Denver), Colorado. We refer to Concrete Pumping Holdings, Inc. as the “Company,” “CPH,”, “us”, “we” or “our” in this Annual Report, and these designations include our subsidiaries unless we state otherwise.

Our principal executive offices are located at 500 E. 84th Ave., Suite A-5, Thornton, Colorado, 80229. We maintain a website at https://www.concretepumpingholdings.com/. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States (“U.S.”) and the United Kingdom (“U.K.”) based on fleet size, primarily operating under what we believe are the only established, national concrete pumping brands in both geographies – Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”) for concrete pumping in the U.S., Camfaud Group Limited (“Camfaud”) in the U.K., and Eco-Pan, Inc. (“Eco-Pan”) for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, the Company has expanded across the U.S. and U.K. through more than 70 strategic acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014. In November 2016, we entered the U.K. market through the acquisition of Camfaud. In recent years, we have successfully executed on our acquisition strategy, including (1) our fiscal 2022 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”), which provided us with complementary assets and operations in both Georgia and Texas, and (2) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August of 2022, which expanded our operations in the Carolinas and Florida.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, given the rising awareness of environmental factors, proper concrete washout handling is an important area of focus for our Company. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and concrete waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2023, we operated a fleet of approximately 1,580 units of equipment, with approximately 1,720 employees and approximately 150 locations globally.

With 40 years of experience, we believe we are the only nationally-scaled provider of concrete pumping services in the U.S. and the U.K., with the most comprehensive and reliable fleet and highly-skilled operators to provide quality service. We are especially equipped to support large and technically complex construction projects, which generally command higher price points than smaller projects. In addition, we have actively focused our business on commercial and infrastructure construction projects, while continuing to pursue profitable residential opportunities. Our fleet is capable of handling multiple large projects concurrently and can be deployed on short-notice across the U.S. and the U.K., thereby allowing us to efficiently allocate resources depending on market conditions to more profitable markets. Our complementary Eco-Pan business provides concrete washout services to customers. We plan to continue establishing additional Eco-Pan locations across the U.S. and the U.K., and further penetrate our existing concrete pumping customer base by cross-selling our Eco-Pan services.

As of October 31, 2023, we estimate our share of the concrete pumping market to be approximately 17% in the U.S. and approximately 30% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2023, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years.

Segments

We operate through the following reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 72% of our total revenue for the year ended October 31, 2023, and services from this segment are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2023 operated a total fleet of approximately 1,060 equipment units from a diversified footprint of approximately 100 locations across 21 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 14% of our total revenue for the year ended October 31, 2023. Operating under our Eco-Pan brand, with approximately 115 trucks and over 10,000 custom metal pans or containers for construction sites from 19 locations in the U.S. as of October 31, 2023, we are a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. We charge a fixed fee that includes (1) the round-trip delivery and pickup of watertight pans / containers, (2) environmental disposal of concrete washout and (3) a specified number of days the pans / containers can be used for. This provides a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. To the extent that the pans or containers are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations segment represented 14% of our total revenue for the year ended October 31, 2023, and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 400 equipment units that are serviced from approximately 30 locations as of October 31, 2023. In addition, the results of our concrete waste management operations under our Eco-Pan brand name in the U.K. are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2023. We bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

Competitive Environment

The concrete pumping industry is highly fragmented in both the U.S. and the U.K. In the U.S., we believe there are approximately 1,000 industry participants, the majority of which operate with an average of five to ten pumps each. A limited number have a multi-regional presence (average of 50-60 pumps) and no other companies have a national presence. We believe many industry participants are undercapitalized, utilize aged equipment and operate only smaller and significantly fewer boom pumps. In a typical geographic market, we generally compete with only one or two other concrete pumping companies that can perform the larger and more complex projects that we typically target.

In the concrete waste management industry, we compete with local operators who may have a small number of washout pans but are not capable of offering services across the U.S. We believe we are the only operator of scale with a national footprint in this industry and estimate that there is only one competitor on a national level. While the technology underlying the washout pans is less sophisticated than that for a concrete pump, we believe having the capacity and route density that Eco-Pan has achieved is a differentiator in terms of profitability. Our U.K. operations segment is the pioneer of the concrete waste management service in the U.K. and as such, we are not aware of any equivalent competitor in the U.K.

Equipment

Our fleet is operated by approximately 1,010 experienced employees as of October 31, 2023, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 160 skilled mechanics who perform in-house equipment servicing. As of October 31, 2023, we owned 100% of our fleet consisting of approximately 930 boom pumps, ranging in size from 16 to 66 meters, 90 placing booms, 20 telebelts, 300 stationary pumps, and 115 waste management trucks. As of October 31, 2023, the average age of our fleet was approximately 9 years old and most of our equipment had useful lives of 20 to 25 years.

Customers

We serve a base of approximately 12,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 90% customer retention rate based on our top 500 customers and ~100% customer retention rate of our top 100 customers as of October 31, 2023. In addition, as of October 31, 2023, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 20 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Suppliers

We primarily purchase pumping equipment, replacement parts, and fuel for our day-to-day operations. Concrete pumping equipment is primarily sourced from three suppliers – Schwing, Putzmeister, and Alliance. There are a number of other suppliers as well and we are not solely dependent upon any single one. We believe we are the concrete pumping industry’s largest consumer of concrete pumping supplies and, as such, have significant purchasing efficiencies. We typically purchase fuel in bulk at favorable prices and utilize onsite fuel storage facilities.

Employees

As of October 31, 2023, we had approximately 1,720 employees across the U.S. and the U.K., of which approximately 1,170 are highly-skilled equipment operators and mechanics, approximately 230 are managers, approximately 50 are in sales, and approximately 70 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of approximately four years for pump operators. Additionally, our regional managers have, on average, approximately 32 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Operators are trained in concrete pumping as well as in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

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

Safety

We maintain an active safety program, including an in-house corporate safety department and a designated safety trainer at each branch. As part of our safety management program, we track key safety performance indicators at each branch location to monitor safety performance and seek to implement corrective actions when needed. Over the last two years, our Total Recordable Incident Rate (“TRIR”) has remained better than industry averages.

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

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission (“SEC”). To obtain any of this information, go to our investor relations website, www.ir.concretepumpingholdings.com, and select “SEC Filings”. Our investor relations website includes our Code of Business Conduct and Ethics and charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at www.ir.concretepumpingholdings.com (select “Corporate Governance”).

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

Our business is cyclical in nature and a slowdown in economic activity, especially as it pertains to construction spending, has in the past and could in the future negatively impact our financial results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. Global economic challenges including inflation, increased fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate, and as a result of these challenges, (1) we have experienced negative impacts to our gross margins where we have not been able to fully pass these cost increase factors on to our customers and (2) some of our customers’ projects have been delayed or potentially cancelled. Although economic conditions have shown signs of improvement in recent months, any further worsening of economic conditions or a decrease in construction expenditures and/or investments could cause weakness in our end markets, cause declines in construction and industrial activity, and materially adversely affect our revenue and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

●	the depth and duration of an economic slowdown and lack of availability of credit;
●	lingering effects of the COVID-19 pandemic and macroeconomic factors, which have resulted in a tight labor market and impacted supply chains, our operations and our customers’ operations;
●	uncertainty regarding general or regional economic conditions;
●	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
●	reductions in commercial and residential construction spending activity;
●	the cyclical nature of our customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
●	an increase in the cost of construction materials;
●	a decrease in investment in certain of our key geographic markets;
●	changes in interest rates and lending standards;
●	an overcapacity in the businesses that drive the need for construction;
●	adverse weather conditions, which may temporarily affect a particular region or regions;
●	reduced construction activity in our end markets;
●	terrorism or hostilities involving the U.S. or the U.K.;
●	change in structural construction designs of buildings (e.g., wood versus concrete);
●	risks of political or economic instability; and
●	oversupply of equipment or new entrants into the market area resulting in greater competitive activity.

A downturn in any of our end markets in one or more of our geographic markets caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our business is seasonal and subject to adverse weather conditions.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and services, and impede our ability to deliver and pump concrete efficiently or at all. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events have in the past and could in the future adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that have in the past and may in the future cause our revenue and operating results to vary:

●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	the timing of expenditures for maintaining existing equipment, new equipment and the disposal of used equipment;
●	changes in demand for our services or the prices we charge due to changes in economic conditions, competition or other factors;
●	changes in the interest rates applicable to our variable rate debt, and the overall level of our debt;
●	fluctuations in fuel costs;
●	general economic conditions in the markets where we operate;
●	the cyclical nature of our customers’ businesses;
●	price changes in response to competitive factors;
●	other cost fluctuations, such as costs for employee-related compensation and benefits;
●	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which our business may be dependent in particular regions;
●	potential enactment of new legislation affecting our operations or labor relations;
●	timing of acquisitions and new branch openings and related costs;
●	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
●	changes in the exchange rate between the U.S. dollar (“USD”) and Great Britain pound sterling (“GBP”);
●	potential increased demand from our customers to develop and provide new technological services in our business to meet changing customer preferences;
●	our ability to control costs and maintain quality;
●	our effectiveness in integrating new locations and acquisitions; and
●	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of our existing debt.

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

In addition, the concrete industry has historically been subject to periods of supply shortages, particularly in a strong economy or due to macroeconomic supply chain issues. We cannot predict the impact on our suppliers of changes in the economic environment and other developments in their respective businesses. Insolvency, financial difficulties, strategic changes or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us, whether satisfactorily or at all. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts with us. Termination of our relationship with any of our key suppliers, or interruption of our access to concrete pumping equipment, pipe or other supplies, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As the average fleet age increases, our offerings may not be as attractive to potential customers and our operating costs may materially increase, impacting our results of operations.

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2023, the average age of our concrete pumping equipment was approximately nine years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

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

During the fiscal year ended October 31, 2020, the COVID-19 pandemic drove a sustained decline in our stock price and a deterioration in general economic conditions, resulting in us recording goodwill and intangibles impairment charges totaling $57.9 million in the second quarter of fiscal 2020. At October 31, 2023, we had remaining recorded goodwill of $221.5 million related to multiple acquisitions.

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

Our consolidated financial statements are presented in accordance with GAAP, and we report, and will continue to report, our results in U.S. dollars. Some of our operations are conducted by subsidiaries in the United Kingdom and the results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Any change in the value of the pound sterling against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, our reported earnings has in the past and could in the future fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

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

Disruptions in our information technology systems due to cyber security threats, incidents or other factors could limit our ability to effectively monitor and control our operations and adversely affect our operating results, and unauthorized access to customer information on our systems could adversely affect our relationships with our customers or result in liability.

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

We have taken important steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis. However, a significant disruption or cyber intrusion could adversely affect our results of operations, financial condition and liquidity. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber-attacks, or war could also materially adversely affect our ability to raise capital.

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

In any concrete construction environment, our workers are subject to the usual hazards associated with providing construction and related services on construction sites, including environmental hazards, industrial accidents, hurricanes, adverse weather conditions and flooding. Operating hazards have in the past and could in the future cause personal injury or death, damage to or destruction of property, plant and equipment, environmental damage, performance delays, monetary losses or legal liability.

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

The failure to maintain an effective system of internal controls could adversely affect our financial reporting, results of operations and share price and harm our business.

Effective internal controls are necessary to provide reliable financial reports and to assist in effective compliance and the prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could adversely affect our results of operations and share price and harm our business.

We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of SOX, which requires management and auditors to assess the effectiveness of our internal controls. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The failure to maintain effective internal controls, as regulatory or financial reporting standards are modified, supplemented or amended from time to time, could subject us to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

Failure to maintain effective internal controls could also result in financial statements that do not accurately reflect our financial condition or results of operations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of SOX or that our management and independent registered public accounting firm will continue to conclude that our internal controls are effective.

In addition, we are subject to risks related to our internal controls and compliance systems, which may not be able to protect us from acts committed by employees, agents, or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, and false claims, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering, and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could have in the past and could in the future adversely affect our financial condition and results of operations.

We are subject to income taxes in the U.S. and U.K., and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates have in the past and could in the future be subject to volatility or adversely affected by a number of factors, including:

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities or by U.K. authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations. In the past, we have also been subject to adverse rulemaking positions and rulings regarding our tax positions, which could have a material adverse impact on our results of operations and financial condition. For example, effective April 1, 2020, the state of Washington Department of Revenue (“DOR”) published a rule which effectively deems the provision of standalone concrete pumping services as a retail sale subject to sales tax. The Company does not charge sales tax to its customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. As such, for the period from April 1, 2020 through October 31, 2023, the Company has continued to not charge sales tax where its customers provide a reseller certificate and has petitioned for declaratory relief from the rule. In February 2023, the Company received an adverse ruling from the Thurston County superior court  regarding its position, which it has appealed and oral argument is scheduled for February 2024 in the Court of Appeals in Tacoma, Washington. If the Company is not successful in its arguments against the DOR in its appeal, an estimated $3.5 million in sales tax, inclusive of interest and penalties, may be owed and would be accrued in the quarter in which the court makes any unfavorable determination.

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

For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs, the environment in which we do business and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

As of October 31, 2023, approximately 9% of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs have in the past and could in the future increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California was renewed as of July 1, 2022 and is effective through June 30, 2025. It will continue on a year-to-year basis after unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. No such notices have been given or received. Our collective bargaining agreement with our union in Oregon expires in 2024. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

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

We depend upon the quality of our staff personnel, including sales and customer service personnel (who routinely interact with and fulfill the needs of our customers), and on our ability to attract and retain and motivate skilled operators and fleet maintenance personnel and other associated personnel to operate our equipment in order to provide our concrete pumping services to our customers. There is significant competition for qualified personnel in a number of our markets where we face competition from the oil and gas industry for qualified drivers and operators. There is a limited number of persons with the requisite skills to serve in these positions, and such positions require a significant investment by us in initial and ongoing training of operators of our equipment. We cannot provide assurance that we will be able to locate, employ, or retain such qualified personnel on terms acceptable to us or at all. Our costs of operations and selling, general and administrative expenses have increased in certain markets and may increase in the future if we are required to increase wages and salaries to attract qualified personnel, and there is no assurance that we can increase our prices to offset any such cost increases. There is also no assurance that we can effectively limit staff turnover as competitors or other employers seek to hire our personnel. A significant increase in such turnover could negatively affect our business, financial condition, results of operations and cash flows.

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

As of October 31, 2023, we had $394.0 million of indebtedness outstanding, consisting of (1) $375.0 million for our fixed 6.000% senior secured second lien notes due 2026 (the "Senior Notes") and (2) $19.0 million outstanding under our ABL credit agreement (the "ABL Facility"), in addition to $200.8 million of availability under our ABL Facility. Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022 and through May 31, 2023, borrowings in U.S. Dollars bore interest at (1) the secured overnight financing rate ("SOFR") rate plus an applicable margin currently set at 2.00% or (2) a base rate plus an applicable margin currently set at 1.00%. After May 31, 2023, borrowings in U.S. Dollars bear interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. The applicable margins for U.S. Dollar loans are subject to a step down of 0.25% based on excess availability levels. Through May 31, 2023, borrowings in GBP bore interest at the sterling overnight indexed average ("SONIA") rate plus an applicable margin currently set at 2.0326%. After May 31, 2023, borrowings in GBP bear interest at the SONIA rate plus an applicable margin equal to 2.2826%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels. The ABL Facility matures the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable.

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

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will be sustained in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

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

As of October 31, 2023, CFLL Holdings, LLC owns 15,477,138 shares, or 28% of outstanding shares of common stock and BBCP Investors, LLC owns 11,005,275 shares, or 20% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock, and the ownership of significant shareholders has in the past contributed to our low trading volumes, as further described under the risk factor above titled "Shares of our common stock have been thinly traded in the past.".

In addition, shares of our common stock granted or reserved for future issuance under our Omnibus Incentive Plan become eligible for sale in the public market once those shares are issued, subject to provisions in various vesting agreements and Rule 144, as applicable. Following amendments to our 2018 Omnibus Incentive Plan on October 29, 2020 and April 25, 2023, a total of 6.3 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 1.4 million shares of common stock remain available for future issuance as of October 31, 2023.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality, adverse weather and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	demand for our services;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets; and
●	fluctuations in commodity prices.

We are a holding company with no business operations of our own and we depend on cash flow from our wholly owned subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries, all of which are wholly-owned. All of our operations are conducted by our subsidiaries and as a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton (near Denver), CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 100 locations in 21 states in the U.S. and 30 locations in the U.K. as of October 31, 2023. We own 16 of our locations in the U.S. We lease all remaining U.S locations and all of our locations in the U.K. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate without a formal lease. We believe that our properties are suitable for our current operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol “BBCP”. As of January 12, 2024, there were 134 holders of record of shares of our common stock. A substantially greater number of holders of common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. It is the present intention of the Company to retain any earnings for investment in its business operations or share repurchase activity (see below) and, accordingly, the Company does not currently anticipate the Board declaring any dividends.

Issuer Purchases of Equity Securities

During the fourth quarter of 2023, we repurchased an aggregate of 34,076 shares of our common stock under our publicly announced share repurchase program for a total of $0.2 million at an average price of $7.08 per share. During fiscal years 2023 and 2022, under our share repurchase program, we repurchased an aggregate of 1,333,038 and 415,066 shares, respectively, of our common stock for a total of $8.9 million and $2.7 million at an average price of $6.66 and $6.48 per share, respectively.

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[3,4]
August 1, 2023 - August 30, 2023	97,776		$7.43	19,599	$8,527,520
September 1, 2023 - September 30, 2023	-		-	-	8,527,520
October 1, 2023 - October 31, 2023	14,477		6.87	14,477	8,428,050
Total	112,253	[2]	$7.36	34,076	$8,428,050

(1) In June 2022, our board of directors approved a share repurchase program, which was announced June 7, 2022, authorizing us to repurchase up to $10.0 million of our common stock from time to time through June 15, 2023. In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program, which was announced January 23, 2023. This authorization was set to expire on March 31, 2024, but on January 4, 2024, the board of directors approved an extension of the authorization so that it will expire on March 31, 2025.

(2) Of the 112,253 shares included in this column, 34,076 were purchased under the purchase program and the remaining 78,177 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.

(3) Includes commission cost.

(4) Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Annual Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary” and in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements.

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

As part of the Company’s business growth strategy and capital allocation policy, strategic acquisitions are considered opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the revolving line of credit. In recent years and as further described below, we have successfully executed on this strategy, including (1) our November 2021 acquisition of Pioneer Concrete Pumping Service, Inc. (“Pioneer”) for the purchase consideration of $20.2 million, which provided us with complementary assets and operations in both Georgia and Texas and (2) our acquisition of Coastal Carolina Concrete Pumping, Inc. ("Coastal") in August 2022 for the purchase consideration of $30.8 million, which expanded our operations in North Carolina, South Carolina and Florida.

U.S. Concrete Pumping

All branches operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across 21 states with their corporate headquarters in Thornton, Colorado.

In recent years, U.S. Concrete Pumping has grown through the acquisitions of Coastal in August 2022 and Pioneer in November 2021, as described above, and the completion of the Company's greenfield expansion into the Washington DC metropolitan area in fiscal 2022.

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

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider in the U.K and its core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Corporate ("Other")

Our Corporate activities, referred to as "Other" in our financial statements, primarily relate to the intercompany leasing of real estate to certain of our U.S Concrete Pumping branches.

Expiration of Warrants

As of December 6, 2023, the Company’s 13,017,677 warrants to acquire shares of its common stock expired in accordance with their terms, and there are no other warrants outstanding. As a result of the expiration, the warrants will no longer be recognized as a liability on the Company’s consolidated balance sheet and there are no other warrants outstanding. As of October 31, 2023, the Company had a liability of $0.1 million related to the warrants that will be recognized in the condensed consolidated balance sheet and in the consolidated statement of operations for the three months ended January 31, 2024.

2023 Upsize of Asset-Based Lending Credit Agreement

As of October 31, 2023, we had $200.8 million in availability under our ABL credit agreement (the "ABL Facility") and $394.0 million of indebtedness outstanding, consisting of (1) $375.0 million for our fixed 6.000% senior secured second lien notes due 2026 (the "Senior Notes") and (2) $19.0 million outstanding under our ABL Facility. In June 2023, the Company amended and restated its existing ABL Facility to provide up to $225 million (previously $160 million) of commitments and extend the maturity of the ABL Facility to June 1, 2028. The June 1, 2023 amendments to the ABL Facility (1) increased the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million, (2) increased the letter of credit sublimit from $10.5 million to $22.5 million and (3) extended the maturity of the ABL Facility to the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable.

Results of Operations

Management's discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described. The tables included in the period-to-period comparisons below provide summaries of our revenues, gross profits and net income for our business segments for the years ended October 31, 2023 and 2022.

Twelve Months Ended October 31, 2023 and 2022

Revenue

	Year Ended October 31,		Change
(in thousands)	2023	2022	$	%
Revenue
U.S. Concrete Pumping	$317,877	$296,506	$21,371	7.2%
U.K. Operations	62,588	54,926	7,662	13.9%
U.S. Concrete Waste Management Services (1)	62,405	50,191	12,214	24.3%
Reportable segment revenue	442,870	401,623	41,247	10.3%
Other	2,500	2,500	-	0.0%
Intersegment (1)	(3,129)	(2,831)	(298)	10.5%
Total revenue	$442,241	$401,292	$40,949	10.2%

(1) For year ended October 31, 2023 and 2022, there were $0.6 million and $0.3 million, respectively, included in revenue in the U.S. Concrete Waste Management Services segment and eliminated in the intersegment eliminations. The remaining $2.5 million relates to the revenue as disclosed in Other.

Total revenue. Total revenues were $442.2 million for the twelve months ended October 31, 2023, compared to $401.3 million for the twelve months ended October 31, 2022. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 7.2%, or $21.4 million, from $296.5 million in the twelve months ended October 31, 2022 to $317.9 million for fiscal 2023. The Company's acquisition of Coastal in fiscal 2022 drove an incremental year-over-year increase in revenue of $14.6 million. The remaining increase was driven by organic growth in certain markets.

U.K. Operations. Revenue for our U.K. Operations segment increased by 13.9%, or $7.7 million, from $54.9 million in the twelve months ended October 31, 2022 to $62.6 million for fiscal 2023. Excluding the impact from foreign currency translation, revenue was up 10% year-over-year, due primarily to pricing improvements in addition to operating efficiencies.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 24.3%, or $12.2 million, from $50.2 million in the twelve months ended October 31, 2022 to $62.4 million for fiscal 2023. The increase was driven by strong organic growth, pricing improvements and the expansion of concrete waste management service offerings.

Other. There was no change in revenue for Other activities for the periods presented. These revenues are eliminated in consolidation through the Intersegment line item.

Gross Profit and Gross Margin

	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2023	2022	$	%
Gross Profit and Gross Margin
Gross Profit	$178,304	$163,610	$14,694	9.0%
Gross Margin	40.3%	40.8%

Gross margin. Our gross margin for the year ended October 31, 2023 was 40.3% compared to 40.8% for the year ended October 31, 2022. The slight decrease in our gross margin was primarily related to inflationary pressures, mostly in labor inflation.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the twelve months ended October 31, 2023 were $116.9 million, an increase of $3.4 million from $113.5 million in the twelve months ended October 31, 2022. The increase in G&A expenses was primarily due to (1) higher labor costs of approximately $6.5 million primarily due to additional personnel that joined the Company as a result of recent acquisitions, (2) higher rent, utilities and office expenses aggregating to $1.3 million primarily from recent acquisitions and (3) higher legal and accounting expenses. These increases were offset by non-cash decreases in amortization expense of $3.6 million, $2.7 million related to fluctuations in the GBP and lower stock-based compensation expense of $1.2 million. G&A expenses as a percentage of revenue were 26.4% for fiscal 2023 compared to 28.2% for the same period a year ago.

Excluding amortization of intangible assets of $18.9 million, depreciation expense of $2.4 million and stock-based compensation expense of $3.8 million, G&A expenses were $91.7 million for the fiscal year 2023 (20.7% of revenue), up $8.3 million from $83.4 million for fiscal 2022 (20.8% of revenue). The increase was primarily due to the higher labor costs, legal and accounting costs, rent, utilities and office expenses, which was partially offset by fluctuations in the GBP as discussed above.

Total other income (expense)

Interest expense, net. Interest expense, net for the year ended October 31, 2023 was $28.1 million, up $2.2 million from the same period a year ago. The increase was primarily attributable to a higher average ABL revolver draw during the year ended October 31, 2023 as compared to the year ended October 31, 2022.

Change in fair value of warrant liabilities. During the years ended October 31, 2023 and 2022 we recognized a $6.9 million gain and a $9.9 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. The continued decline in the fair value remeasurement of the public warrants for all periods presented was due to the Company's share price trading below the exercise price as the warrants approached their expiration in December 2023. On December 6, 2023, we announced the expiration of the Company’s 13,017,677 warrants to acquire shares of its common stock, after which they will no longer be recognized as a liability on the balance sheet.

Income tax expense

Income tax expense. For the year ended October 31, 2023, the Company recorded an income tax expense of $8.8 million on a pretax income of $40.6 million. During the year ended October 31, 2023, the effective tax rate was primarily impacted by the respective change in fair value of warrant liabilities of $6.9 million. During the year ended October 31, 2022, the effective tax rate was primarily impacted by the respective change in fair value of warrant liabilities of $9.9 million and a deferred tax benefit from undistributed foreign earnings of $0.8 million.

Adjusted EBITDA1 and Net Income

	Net Income		Adjusted EBITDA
	Year Ended October 31,		Year Ended October 31,		Change
(in thousands)	2023	2022	2023	2022	$	%
U.S. Concrete Pumping	$5,106	$6,541	$73,583	$75,002	$(1,419)	-1.9%
U.K. Operations	4,160	2,080	18,486	15,717	2,769	17.6%
U.S. Concrete Waste Management Services	14,348	8,898	30,030	22,838	7,192	31.5%
Other	8,176	11,157	2,501	2,499	2	0.1%
Total	$31,790	$28,676	$124,600	$116,056	$8,544	7.4%

1 See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below. As of the first quarter of fiscal 2023, we have modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping for the year ended 2022 by $2.5 million to reflect this change. See “Non-GAAP Measures (EBITDA and Adjusted EBITDA)” below for more information.

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $5.1 million for the twelve months ended October 31, 2023, down from net income of $6.5 million for the twelve months ended October 31, 2022. Adjusted EBITDA for our U.S. Concrete Pumping segment was $73.6 million for the twelve months ended October 31, 2023, down 1.9% from $75.0 million for the twelve months ended October 31, 2022. The decrease in net income and Adjusted EBITDA were primarily attributable to inflationary pressures impacting gross margins in excess of the improvements to revenue.

U.K. Operations. Net income for our U.K. Operations segment was $4.2 million for the twelve months ended October 31, 2023, up from net income of $2.1 million for the twelve months ended October 31, 2022. Adjusted EBITDA for our U.K. Operations segment was $18.5 million for the twelve months ended October 31, 2023, up 17.6% from $15.7 million for the twelve months ended October 31, 2022. The increase in net income and Adjusted EBITDA were primarily attributable to the year-over-year improvement in revenue.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $14.3 million for the twelve months ended October 31, 2023, up from net income of $8.9 million for the twelve months ended October 31, 2022. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $30.0 million for the twelve months ended October 31, 2023, up 31.5% from $22.8 million for the twelve months ended October 31, 2022. The increase in net income and Adjusted EBITDA was primarily attributable to the year-over-year robust organic growth in revenue as discussed above.

Other. Net income for both periods presented for Other activities were mostly driven by the gains from the revaluation of warrant liabilities. There was no change in Adjusted EBITDA for our Other activities for the periods presented.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions, such as the acquisition of Pioneer, Coastal and others. As of October 31, 2023, we had $15.9 million of cash and cash equivalents and $200.8 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $216.7 million.

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

Our working capital surplus as of October 31, 2023 was $10.3 million. We generally have consistent access to capital markets and we are in compliance with our debt covenants.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the years ended October 31, 2023 and 2022 were approximately $54.5 million and $101.9 million, respectively.

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

Future Contractual Obligations

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, interest payments, lease agreements and capital expenditures. We have no off-balance sheet arrangements except for our committed capital as discussed below. Our estimated future obligations as of October 31, 2023 include both current and long term obligations. We have a long-term obligation of $375.0 million related to our Senior Notes due February 2026 (excluding discount for deferred financing costs). Under our operating leases, we have short-term obligations for payments of $6.3 million and long-term obligations for payments of $25.3 million. We have current obligations related to finance leases of $0.1 million and a long-term obligation of $0.1 million. We have a current obligation for our ABL Facility of $19.0 million. Additionally, the Company was contractually committed for $30.2 million of capital expenditures for purchases of property and equipment and these are expected to be paid in the next twelve months.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company's debt balances as of October 31, 2023 and 2022:

			As of October 31,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
Revolving loan - short term	Varies	June 2028	$18,954	$52,133
Senior notes - long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			393,954	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,132)	(4,524)
Less: Revolving Loan - short term			(18,954)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,868	$370,476

Amendment to ABL Facility

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million, (2) increase the letter of credit sublimit from $10.5 million to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $65.0 million in incremental commitments were provided by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

The outstanding balance under the ABL Facility as of October 31, 2023 was $19.0 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.1 million. As of October 31, 2023, we had $200.8 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.8 million as of October 31, 2023. See Note 10 in Item 8 Financial Statements and Supplementary Data for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the twelve months ended October 31, 2023 was $96.9 million. The Company had net income of $31.8 million, which included non-cash expense items of $66.3 million. In addition, we had cash net outflows related to an increase in our working capital of $1.2 million. Working capital changes primarily include a decrease in accrued payroll, accrued expenses and other current liabilities of $3.5 million, an increase in inventory of $1.1 million and a decrease in accounts payable of $0.5 million, mostly offset by an increase in net income taxes payable of $2.2 million and a decrease in prepaid expenses and other assets of $1.3 million. The decrease in accrued payroll, accrued expenses and other liabilities is primarily related to payments for operating lease liabilities of $5.3 million, mostly offset by an increase to accrued payroll related to the timing of payroll payments. The increase in net income taxes payable is primarily related to the timing of payments remitted.

Net cash provided by operating activities during the twelve months ended October 31, 2022 was $76.7 million. The Company had net income of $28.7 million that included non-cash expense items of $60.4 million. In addition, we had net cash inflows related to a decrease to our working capital of $14.9 million. Working capital changes primarily include cash inflows from a decrease of $15.3 million in trade receivables, a decrease of $3.0 million in accounts payable, an increase of $0.9 million in inventory, partially offset by an increase of $5.2 million in accrued payroll, accrued expenses and other current liabilities and an increase of prepaid expenses and other current assets of $0.6 million. The decrease to trade receivables is primarily due to timing of customer receipts. The increase in accrued payroll, accrued expenses and other current liabilities is primarily related to an aggregate increase of $8.9 million in (1) increase in accrued insurance, (2) accrued capital expenditures and (3) other smaller items, partially offset by a decrease in the operating lease liability of $3.7 million related to the change in operating lease liability due to the implementation of ASC 842 and bifurcating out the operating lease payments.

Cash flow provided by (used in) investing activities.  Net cash provided by (used in) investing activities generally reflects the cash outflows for property, plant and equipment.

We used $44.2 million to fund investing activities during the twelve months ended October 31, 2023. The Company used $54.5 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets. These amounts were partially offset by $11.1 million in proceeds from the sale of property, plant and equipment.

We used $124.1 million to fund investing activities during the twelve months ended October 31, 2022. The Company used $101.9 million for the purchase of property, plant and equipment, $30.8 million to fund the acquisition of Coastal and $1.5 million for the purchase of intangible assets. These amounts were partially offset by $10.0 million in proceeds from the sale of property, plant and equipment.

Cash flow provided by (used in) financing activities. Net cash provided by (used in) financing activities generally reflects the cash changes related to our Senior Notes and ABL Facility.

Net cash used in financing activities was $44.3 million for the twelve months ended October 31, 2023. Cash used in financing activities included (1) $33.2 million in net payments under the Company's ABL Facility and (2) $10.5 million in purchase of treasury stock, which included $8.9 million purchased under the share repurchase program and $1.6 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Net cash provided by financing activities was $46.0 million for the twelve months ended October 31, 2022. Financing activities during this period primarily included $50.4 million in net borrowings under the Company’s ABL Facility that were partially offset by $4.1 million in outflows from the purchase of shares into treasury stock, which included $2.7 million purchased under the share repurchase program and $1.4 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Other Reporting Matters

Non-GAAP Financial Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include the adjustments for warrant liabilities revaluation, non-recurring expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. Adjusted EBITDA for the fiscal year ended October 31, 2022 is recast by $2.5 million for these expenses to reflect this change.

We believe these non-GAAP measures of financial results provide useful supplemental information to management and investors regarding certain financial and business trends related to our financial condition and results of operations, and as a supplemental tool for investors to use in evaluating our ongoing operating results and trends and in comparing our financial measures with competitors who also present similar non-GAAP financial measures. In addition, these measures (1) are used in quarterly and annual financial reports and presentations prepared for management, our board of directors and investors, and (2) help management to determine incentive compensation. EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. These non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently or may not calculate it at all, which limits the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

	Year Ended October 31,
(in thousands)	2023	2022
Consolidated
Net income	$31,790	$28,676
Interest expense, net	28,119	25,891
Income tax expense	8,772	5,526
Depreciation and amortization	58,666	57,462
EBITDA	127,347	117,555
Transaction expenses	61	318
Stock-based compensation	3,847	5,034
Change in fair value of warrant liabilities	(6,899)	(9,894)
Other income, net	(330)	(88)
Other adjustments(1)	574	3,131
Adjusted EBITDA	$124,600	$116,056

	Year Ended October 31,
(in thousands)	2023	2022
U.S. Concrete Pumping
Net income	$5,106	$6,541
Interest expense, net	25,294	22,968
Income tax expense	3,317	2,465
Depreciation and amortization	41,870	40,304
EBITDA	75,587	72,278
Transaction expenses	61	318
Loss on debt extinguishment	-	-
Stock-based compensation	3,847	5,034
Other income, net	(284)	(49)
Other adjustments(1)	(5,628)	(2,579)
Adjusted EBITDA	$73,583	$75,002

1 Other adjustments include the adjustment for non-recurring expenses and non-cash currency gains/losses. As of the first quarter of fiscal 2023, we modified the method in which adjusted EBITDA is calculated by no longer including an add-back for director costs and public company expenses. The Company recast adjusted EBITDA for U.S. Concrete Pumping for the period ended October 31, 2022 by $2.5 million, for these expenses to reflect this change.

	Year Ended October 31,
(in thousands)	2023	2022
U.K. Operations
Net income	$4,160	$2,080
Interest expense, net	2,825	2,923
Income tax expense (benefit)	752	(130)
Depreciation and amortization	7,535	7,709
EBITDA	15,272	12,582
Other income, net	(40)	(15)
Other adjustments(1)	3,254	3,150
Adjusted EBITDA	$18,486	$15,717

	Year Ended October 31,
(in thousands)	2023	2022
U.S. Concrete Waste Management Services
Net income	$14,348	$8,898
Income tax expense	4,339	2,803
Depreciation and amortization	8,401	8,601
EBITDA	27,088	20,302
Other income, net	(6)	(24)
Other adjustments(1)	2,948	2,560
Adjusted EBITDA	$30,030	$22,838

	Year Ended October 31,
(in thousands)	2023	2022
Other
Net income	$8,176	$11,157
Income tax expense	364	388
Depreciation and amortization	860	848
EBITDA	9,400	12,393
Change in fair value of warrant liabilities	(6,899)	(9,894)
Adjusted EBITDA	$2,501	$2,499

Critical Accounting Policies and Estimates

For more information regarding the Company’s significant accounting policies, as well as recent accounting pronouncements, see Note 2 and Note 3 to the consolidated financial statements within Item 8 of this Annual Report.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions including those relating to the duration and severity of COVID-19. These assumptions and estimates include projected revenue, cash flow margins, capital expenditures, trade name royalty rates, discount rate, tax amortization benefit and other market factors outside of our control. The Company evaluates for triggering events quarterly throughout the fiscal year.

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

The GPC method provides an estimate of value using multiples derived from the stock prices of publicly traded companies. This method requires a selection of comparable publicly-traded companies on major exchanges and involves a certain degree of judgment, as no two companies are entirely alike. These companies should be engaged in the same or a similar line of business as the reporting units being evaluated. Once comparable companies are selected, the application of the GPC method includes (i) analysis of the guideline public companies' financial and operating performance, growth, intangible asset's value, size, leverage, and risk relative to the respective reporting unit, (ii) calculation of valuation multiples for the selected guideline companies, and (iii) application of the valuation multiples to each reporting unit's selected operating metrics to arrive at an indication of value. Market multiples for the selected guideline public companies are developed by dividing the business enterprise value of each guideline public company by a measure of its financial performance (e.g., earnings). The business enterprise value is calculated taking the market value of equity (share price times fully-diluted shares outstanding) plus total interest bearing debt net of cash, preferred stock and minority interest. The market value of equity is based upon the stock price of equity as of the valuation date, and the debt figures are taken from the most recently available financial statements as of the valuation date. In selecting appropriate multiples to apply to each reporting unit, we perform a comparative analysis between the reporting units and the guideline public companies. In making a selection, we consider the revenue growth, profitability and the size of the reporting unit compared to the guideline public companies, and the overall EBITDA multiples implied from the transaction price. In addition, we consider a control premium for purposes of estimating the fair value of our reporting units as we believe that a market participant buyer would be required to pay a premium for control of our business. The control premium utilized is based on control premiums observed in recent comparable market transactions.

For long lived intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing long-lived intangible assets for impairment, we compare the fair value with the carrying value.  The determination of fair value is based on the relief from royalty method, which models the cash flows from the intangibles assuming royalties were received under a licensing agreement. This discounted cash flow analysis uses inputs such as forecasted future revenues attributable to the reporting unit, assumed royalty rates and a discount rate. If we were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the long-lived intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the intangible asset.

The Company's annual impairment analysis is performed each year on August 31. The Company determined that it is more likely than not that the goodwill and long-lived intangible assets were not impaired during fiscal 2023. If the planned business performance expectations are not met or if specific valuation factors out of our control, such as the discount rate, change significantly, then the estimated FVs of the reporting unit might decline and lead to a goodwill impairment in the future.

The Company elected to have a step one impairment analysis performed as of August 31, 2022 on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. Management’s projections used to estimate the discounted cash flows included modest annual increases to revenue volumes and rates, cash flow margins that are consistent with recently achieved actual amounts, terminal growth rates of 3.0% and discount rates ranging from 10.0% to 11.3%.

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

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Concrete Pumping Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Concrete Pumping Holdings, Inc. and its subsidiaries (the “Company”) as of October 31, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for United States (U.S.) Concrete Pumping Services

As described in Note 2 to the consolidated financial statements, the Company derives the vast majority of its revenue from concrete pumping services, of which a significant portion is related to U.S. concrete pumping services, comes from daily service, where the Company sends a single operator with a conventional concrete pump truck to deliver concrete from one point to another as directed by the customer. Customers are billed on either (1) a solely time basis or (2) a time and volume pumped basis. The Company's performance obligations related to these jobs are satisfied daily and invoiced accordingly. For the year ended October 31, 2023, net sales for U.S. concrete pumping services was $317.9 million.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. concrete pumping services is a critical audit matter is a high degree of audit effort in performing audit procedures related to the Company’s revenue recognition for U.S. concrete pumping services.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the U.S. concrete pumping services revenue recognition process, including controls over the initiation, billing and recording of revenue and the authorization of credit memos. These procedures also included, among others, (i) testing revenue transactions, on a sample basis, by tracing revenue transactions to source documents, such as customer acceptance, invoices, and subsequent cash receipts; (ii) testing credit memo transactions, on a sample basis, by tracing to source documents, such as the related invoice and support related to the business reason for the credit; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, and for confirmations not returned, obtaining and inspecting source documents, such as invoices, customer acceptance, or subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

January 16, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Concrete Pumping Holdings, Inc.

Thornton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Concrete Pumping Holdings, Inc. (the “Company”) as of October 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2018 to 2023.

Dallas, Texas

January 31, 2023

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	As of October 31,	As of October 31,
(in thousands, except per share amounts)	2023	2022

Current assets:
Cash and cash equivalents	$15,861	$7,482
Trade receivables, net of allowance for doubtful accounts of $978 and $941, respectively	62,976	62,882
Inventory	6,732	5,532
Income taxes receivable	-	485
Prepaid expenses and other current assets	8,701	5,175
Total current assets	94,270	81,556

Property, plant and equipment, net	427,648	419,377
Intangible assets, net	120,244	137,754
Goodwill	221,517	220,245
Right-of-use operating lease assets	24,815	24,833
Other non-current assets	14,250	2,026
Deferred financing costs	1,781	1,698
Total assets	$904,525	$887,489

Current liabilities:
Revolving loan	$18,954	$52,133
Operating lease obligations, current portion	4,739	4,001
Finance lease obligations, current portion	125	109
Accounts payable	8,906	8,362
Accrued payroll and payroll expenses	14,524	13,341
Accrued expenses and other current liabilities	34,750	32,156
Income taxes payable	1,848	178
Warrant liability, current portion	130	-
Total current liabilities	83,976	110,280

Long term debt, net of discount for deferred financing costs	371,868	370,476
Operating lease obligations, non-current	20,458	20,984
Finance lease obligations, non-current	50	169
Deferred income taxes	80,791	74,223
Other liabilities, non-current	14,142	-
Warrant liability, non-current	-	7,030
Total liabilities	571,285	583,162

Commitments and contingencies (Note 14)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2023 and 2022	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,757,445 and 56,226,191 issued and outstanding as of October 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	383,286	379,395
Treasury stock	(15,114)	(4,609)
Accumulated other comprehensive loss	(5,491)	(9,228)
Accumulated deficit	(54,447)	(86,237)
Total stockholders' equity	308,240	279,327

Total liabilities and stockholders' equity	$904,525	$887,489

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Year Ended October 31,
(in thousands, except share and per share amounts)	2023	2022

Revenue	$442,241	$401,292

Cost of operations	263,937	237,682
Gross profit	178,304	163,610

General and administrative expenses	116,852	113,499
Income from operations	61,452	50,111

Other income (expense):
Interest expense, net	(28,119)	(25,891)
Change in fair value of warrant liabilities	6,899	9,894
Other income, net	330	88
Total other expense	(20,890)	(15,909)

Income before income taxes	40,562	34,202

Income tax expense	8,772	5,526

Net income	31,790	28,676

Less accretion of liquidation preference on preferred stock	(1,750)	(1,750)

Income available to common shareholders	$30,040	$26,926

Weighted average common shares outstanding
Basic	53,276,450	53,914,311
Diluted	54,173,731	54,851,308

Net income per common share
Basic	$0.54	$0.48
Diluted	$0.54	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended October 31,
(in thousands)	2023	2022

Net income	$31,790	$28,676

Other comprehensive income (loss):
Foreign currency translation adjustment	3,737	(12,899)

Total comprehensive income	$35,527	$15,777

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

 October 31, 2021 through October 31, 2023

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2021	56,564,642	$6	$374,272	$(461)	$3,671	$(114,913)	$262,575
Stock-based compensation expense	-	-	5,034	-	-	-	5,034
Forfeiture of restricted stock	(84,082)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	160,697	-	89	(1,459)	-	-	(1,370)
Treasury shares purchased under share repurchase program	(415,066)	-	-	(2,689)	-	-	(2,689)
Net income	-	-	-	-	-	28,676	28,676
Foreign currency translation adjustment	-	-	-	-	(12,899)	-	(12,899)
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	3,847	-	-	-	3,847
Forfeiture of restricted stock	(35,947)	-	-	-	-	-	-
Shares issued under stock-based program, net of treasury shares purchased for tax withholding	(99,761)	-	44	(1,625)	-	-	(1,581)
Treasury shares purchased under share repurchase program	(1,333,038)	-	-	(8,880)	-	-	(8,880)
Net income	-	-	-	-	-	31,790	31,790
Foreign currency translation adjustment	-	-	-	-	3,737	-	3,737
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
(in thousands)	2023	2022
Net income	$31,790	$28,676
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	5,506	3,913
Foreign currency adjustments	(566)	2,091
Depreciation	39,756	34,934
Deferred income taxes	6,137	5,205
Amortization of deferred financing costs	1,859	1,852
Amortization of intangible assets	18,910	22,528
Stock-based compensation expense	3,847	5,034
Change in fair value of warrant liabilities	(6,899)	(9,894)
Net gain on the sale of property, plant and equipment	(2,247)	(2,759)
Provision for bad debt	18	-
Net changes in operating assets and liabilities:
Trade receivables	328	(15,310)
Inventory	(1,142)	(870)
Prepaid expenses and other assets	1,338	(550)
Income taxes payable, net	2,168	(324)
Accounts payable	(464)	(3,039)
Accrued payroll, accrued expenses and other liabilities	(3,464)	5,208
Net cash provided by operating activities	96,875	76,695

Cash flows from investing activities:
Purchases of property, plant and equipment	(54,505)	(101,932)
Proceeds from sale of property, plant and equipment	11,147	10,023
Purchases of intangible assets	(800)	(1,450)
Acquisition of net assets - Coastal acquisition	-	(30,762)
Net cash used in investing activities	(44,158)	(124,121)

Cash flows from financing activities:
Proceeds on revolving loan	317,989	377,375
Payments on revolving loan	(351,167)	(326,945)
Payment of debt issuance costs	(550)	(290)
Purchase of treasury stock	(10,505)	(4,148)
Other financing activities	(63)	(14)
Net cash provided by (used in) financing activities	(44,296)	45,978
Effect of foreign currency exchange rate changes on cash	(42)	(368)
Net increase (decrease) in cash and cash equivalents	8,379	(1,816)
Cash and cash equivalents:
Beginning of period	7,482	9,298
End of period	$15,861	$7,482

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year Ended October 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest	$26,498	$23,682
Cash paid for income taxes	$673	$408

Non-cash investing and financing activities:
Operating lease right-of-use assets recorded upon adoption of ASC 842	$-	$18,625
Operating lease liabilities recorded upon adoption of ASC 842	$-	$18,593
Operating lease assets obtained in exchange for new operating lease liabilities	$6,669	$10,089
PP&E acquired but not yet paid - beginning of period	$8,882	$7,135
PP&E acquired but not yet paid - end of period	$9,484	$8,882

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the “Company”) is a Delaware corporation headquartered in Thornton, Colorado. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Capital Pumping (“Capital”), Camfaud Group Limited (“Camfaud”), and Eco-Pan, Inc. (“Eco-Pan”).

Nature of business

Brundage-Bone and Capital are concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom (“U.K.”). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a “home base” nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone and Capital collectively have approximately 100 branch locations across approximately 21 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Principles of consolidation and Basis of presentation

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the liability for incurred but unreported claims under various partially self-insured polices, goodwill and intangible impairment analysis, valuation of share-based compensation, accounting for business combinations and estimates used in calculating the right-of-use asset and lease liability. Actual results could differ from those estimates.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory and records an allowance for obsolete and slow- moving inventory to account for cost adjustments.

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

The Company performed a qualitative test as of the annual impairment testing date of August 31, 2023 and there were no impairment indicators present. As of October 31, 2023, no triggering events were identified. The Company performed a quantitative impairment analysis as of August 31, 2022.  Based on the results of this analysis the fair values of the Company's reporting units were in excess of their carrying values and as such, no impairments were identified. Refer to Note 8 for further discussion.

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

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. The Company performed a qualitative test as of the annual impairment testing date of August 31, 2023 and there were no impairment indicators present. As of October 31, 2023, no triggering events were identified. The Company elected to perform a step 1 impairment test on its indefinite-lived trade names as of August 31, 2022 and no impairments were identified. Refer to Note 8 for further discussion.

Impairment of long-lived assets

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2023.

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

A much smaller component of the total concrete pumping services revenue comes from placing boom services. Placing booms have become an essential tool in the efficient construction of high-rise buildings. A placing boom is the articulating boom component of a conventional concrete pump truck, positioned on the uppermost floor of a building construction project. Concrete is then supplied through a pipeline from the pump that remains at ground level. Due to the long term nature of high-rise jobs, these contracts are generally longer term but typically not in excess of one year. Customers are generally invoiced (1) at month end for a fixed monthly placing boom usage fee, (2) daily for time worked and volume of concrete pumped and (3) at the beginning of the job for certain set-up costs and at the end of the job for tear-down costs. As it pertains to the fixed monthly usage fee and daily fees related to time worked and volume of concrete pumped, which collectively make up a significant portion of the total consideration in the contract, the Company recognizes revenue as invoiced in accordance with ASC 606. For the consideration allocated to set-up and tear-down fees, the Company recognizes revenue on a straight-line basis over the estimated term of the contract. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the value of future usage of the Company’s placing boom assets, hours to be worked or cubic yards to be pumped.

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

The table below summarizes our revenues as presented in our consolidated statements of operations for the years ended October 31, 2023 and 2022 by revenue type and by applicable accounting standard:

	Year Ended October 31,
(in thousands)	2023	2022
Service revenue - ASC 606	$411,247	$376,665
Lease fixed revenue – ASC 842	18,680	15,015
Lease variable revenue - ASC 842	12,314	9,612
Total revenue	$442,241	$401,292

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the fiscal years ended  October 31, 2023 and 2022 is presented in Note 19. The Company’s three reportable segments are U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services.

Leases

Leases as Lessee

The Company primarily leases various office and land facilities, vehicles and general office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease in accordance with ASC 842, based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset. Right-of-use ("ROU") assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining expected future lease payments (see discussion below), which are discounted using the Company’s incremental borrowing rates as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used are based on the Company’s Senior Notes rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. The incremental borrowing rates are applied to each lease based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Many of the Company’s lease arrangements contain multiple lease components (including fixed payments, such as rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance ("CAM") costs). The Company has elected to not separate the lease and non-lease components for leases as lessee. All leases that contain CAM or pass-through components that are variable payments and are billed separate from the base payment for the lease are expensed as variable lease expense in the period in which the obligation of these payments was incurred. Other leases that have a component of the base payment that is known to include CAM or other pass-through charges will not be separated and therefore are included in the analysis of the lease liability. Any true-ups or variable payments billed will be expensed as variable lease expense when incurred.

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

The Company, from time to time, will enter into subleases, but these are immaterial in nature. From the Company’s perspective, these items are not factored into the value of the ROU asset, but are disclosed as an offset to expense on the Consolidated Statement of Operations.

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

The Company also elected the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of ROU assets for existing leases. For all leases as lessee, the Company has elected the expedient that allows the Company to not separate non-lease components from lease components, but instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component. For leases as lessor, the Company cannot separate these components as the timing and pattern of transfer of the lease and service components are not the same. The Company believes these elections will not have a material impact on the ROU asset and lease liability.

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

Gains/(losses) from foreign currency translation of certain of the Company's intercompany balances during the years ended October 31, 2023 and 2022 were $0.6 million and $(2.1) million, respectively, and were included in general and administrative expenses in the consolidated statements of operations. Since the U.S. and the U.K. primarily transact within their respective currencies, gains/(losses) from foreign currency transactions are not material.

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

Business combinations and asset acquisitions

The Company applies the principles provided in ASC 805, Business Combinations ("ASC 805"), to determine whether a transaction involves an asset acquisition or a business combination.

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

Concentrations

As of  October 31, 2023 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

ASU 2016-02, Leases (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840, Leases. ASC 842 requires a lessee to recognize a ROU asset and a corresponding lease liability for substantially all leases. The lease liability is equal to the present value of the remaining lease payments while the ROU asset is similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases ASC 842: Targeted Improvements, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for emerging growth companies that have elected to use private company adoption dates for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the guidance for the year ended October 31, 2022, with an effective date of adoption of November 1, 2021. See Note 9 for further discussion.

Recently issued accounting pronouncements not yet effective

Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in August 2018 – In October 2023, the FASB issued ASU 2023-06, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. No amendments were effective at October 31, 2023. The Company is still currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.

ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance for the fiscal year ending October 31, 2024. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance for the fiscal year ending October 31, 2025. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”) - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. This ASU is effective for smaller reporting companies with fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the guidance during the first quarter of the fiscal year ending October 31, 2024. The amendments of this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and anticipates the impacts to be immaterial.

Note 4. Business Combinations and Asset Acquisitions

The Company completed one asset acquisition during the second quarter of fiscal 2023 and five acquisitions during fiscal 2022. All acquisitions either added complementary assets in markets in which the Company already operates or expanded the Company's footprint into adjacent markets. With the exception of the Coastal Carolina Pumping, Inc. ("Coastal") acquisition during the fourth quarter of fiscal 2022, all other transactions qualified as asset acquisitions. Except for the acquisition of Pioneer Concrete Pumping Services (“Pioneer”) in the first quarter of fiscal 2022 and Coastal in the fourth quarter of fiscal 2022, these acquisitions were not individually significant to our results of operations. The consideration for the acquisitions in fiscal 2022 consisted of cash and was allocated to the acquired long-lived tangible and intangible assets.

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

November 2021 (Fiscal 2022) Pioneer Acquisition

In November 2021, the Company acquired the assets, no cash, of Pioneer for total purchase consideration of $20.2 million, of which, $1.0 million was held back (the “Holdback”) to allow for a post-closing joint inspection of Pioneer’s fleet vehicles. The Holdback had not been paid out as of October 31, 2023. This transaction was treated as an asset acquisition. The Company allocated $19.1 million to the purchase of Pioneer's equipment. The remaining $1.1 million was allocated to a definite-lived assembled workforce intangible asset and a definite-lived customer relationships intangible asset. All assets were valued using level 3 inputs. The equipment was valued using a market approach while the intangible assets were valued using an income approach based on management’s projections. The intangible assets will be amortized over 3 to 5 years.

Transaction Costs

Transaction costs include expenses for legal, accounting, and other professionals that were engaged in connection with an asset acquisition or business combination. Transaction costs in the twelve months ended October 31, 2023 and 2022 were immaterial.

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

The unaudited pro forma financial information is as follows:

(in thousands)	Year Ended October 31, 2022
Revenue	$401,292
Pro forma revenue adjustments by Business Combination
Coastal	15,986
Total pro forma revenue	$417,278

Net income	$28,676
Pro forma net income adjustments by Business Combination
Coastal	1,087
Total pro forma net income	$29,763

Significant pro forma adjustments include:

●	Tangible and intangible assets are assumed to be recorded at their estimated fair values as of November 1, 2021 and are depreciated or amortized over their estimated useful lives; and
●	The Company incurred approximately $30.0 million on the ABL Facility (defined below) in connection with the acquisition of Coastal. Interest expense has been adjusted as of November 1, 2020.

Coastal’s contribution to the Company's fiscal 2022 revenue was $4.0 million and net income was $0.6 million.

Note 5. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes since October 31, 2022 in the company's valuation techniques used to measure fair value. The fair value of the ABL credit facility is derived from Level 2 inputs. The carrying values of the Company's finance lease obligations represent fair value. The only transfer in financial instruments between the three levels of the fair value hierarchy during the year ended October 31, 2022 was changing the warrants from Level 1 to Level 2 due to inactivity in trading. There were no changes for the year ended October 31, 2023.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of October 31, 2023 and 2022 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of October 31,		As of October 31,
	2023		2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$353,438	$375,000	$339,375

Warrants

As of October 31, 2023 and 2022, there were 13,017,677 public warrants and no private warrants outstanding, respectively. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expired on December 6, 2023.

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

Note 6. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets at  October 31, 2023 and 2022 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2023	2022
Expected recoveries related to self-insured commercial liabilities	$3,802	$-
Prepaid insurance	1,611	1,550
Prepaid licenses and deposits	810	751
Prepaid rent	629	402
Other current assets and prepaids	1,849	2,472
Total prepaid expenses and other current assets	$8,701	$5,175

Note 7. Property, Plant and Equipment

The significant components of property, plant and equipment as of  October 31, 2023 and 2022 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2023	2022
Land, building and improvements	$29,338	$28,528
Finance leases—land and buildings	828	828
Machinery and equipment	517,514	478,162
Transportation equipment	9,306	7,133
Furniture and office equipment	3,817	3,870
Property, plant and equipment, gross	560,803	518,521
Less accumulated depreciation	(133,155)	(99,144)
Property, plant and equipment, net	$427,648	$419,377

Depreciation expense for the years ended October 31, 2023 and 2022 is as follows:

	Year Ended October 31,
(in thousands)	2023	2022
Cost of operations	$37,336	$32,608
General and administrative expenses	2,420	2,326
Total depreciation expense	$39,756	$34,934

Note 8. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations. The Company performed a qualitative test as of the annual impairment testing date of August 31, 2023 and there were no impairment indicators present. As of October 31, 2023, no triggering events were identified. The Company performed a quantitative impairment analysis as of August 31, 2022. Based on the results of this analysis the fair values of the Company's reporting units were in excess of their carrying values and as such, no impairments were identified.

The valuation methodology used to value the trade names during the quantitative impairment analysis as of August 31, 2022, was based on the relief-from-royalty method which is an income based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade names. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping, Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 61%, 49% and 127%, respectively, and their remaining values are $37.3 million, $7.7 million and $5.5 million as of October 31, 2022, respectively.

The goodwill impairment test performed as of August 31, 2022, was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations reporting units were approximately 7%, 82% and 32% greater than their carrying values, respectively. As such, no impairment charge was recorded.

The following table summarizes the composition of intangible assets as of October 31, 2023 and 2022:

	As of October 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.1	$195,126	$-	$(130,295)	$832	$65,663
Trade name	5.1	5,097	-	(2,645)	146	2,598
Assembled workforce	1.4	1,650	-	(972)	-	678
Noncompete agreements	3.9	1,200	-	(395)	-	805
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(134,307)	$978	$120,244

	As of October 31,
	2022
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	11.0	$193,710	$-	$(112,658)	$1,416	$82,468
Trade name	6.1	4,836	-	(2,127)	239	2,948
Assembled workforce	2.1	1,450	-	(444)	-	1,006
Noncompete agreements	4.6	1,000	-	(168)	-	832
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$256,496	$(5,000)	$(115,397)	$1,655	$137,754

Amortization expense for the year ended  October 31, 2023 was $18.9 million. Amortization expense for the year ended  October 31, 2022 was $22.5 million. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending October 31 and thereafter is as follows:

(in thousands)
2024	$15,044
2025	11,713
2026	9,475
2027	7,731
2028	6,420
Thereafter	19,361
Total	$69,744

The changes in the carrying value of goodwill by reportable segment for the years ended October 31, 2023 and 2022 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2021	147,482	28,085	49,133	224,700
Foreign currency translation	-	(4,455)	-	(4,455)
Balance at October 31, 2022	147,482	23,630	49,133	220,245
Foreign currency translation	-	1,272	-	1,272
Balance at October 31, 2023	147,482	24,902	49,133	221,517

Goodwill in the above table is presented net of accumulated impairment losses of $52.9 million as of October 31, 2023 and 2022. The U.S. Concrete Pumping and U.K. Operations reportable segments recorded $38.5 million and $14.4 million, respectively, in accumulated impairment losses.

Note 9. Leases

General

Lease expense consisted of the following:

	Classification on the Consolidated Statement of Operations	Year Ended October 31,	Year Ended October 31,
(in thousands)		2023	2022
Operating lease expense	General and administrative expenses	$6,522	$5,002
Short-term and variable lease expense	General and administrative expenses	686	975
Finance lease expense:
Amortization of right-of-use assets	General and administrative expenses	22	22
Interest on lease liability	Interest expense, net	9	13
Total finance lease expense		$30	35
Sublease income	General and administrative expenses	(85)	(106)
Total lease expense		$7,153	$5,906

Supplemental consolidated balance sheet information and other information related to leases:

(in thousands)		October 31,	October 31,
Leases	Classification on the Consolidated Balance Sheet	2023	2022
Assets:
Operating lease assets	Right-of-use operating lease assets	$24,815	$24,833
Finance lease assets	Property, plant and equipment, net	680	702
Total leased assets		25,495	25,535
Current liabilities:
Operating	Operating lease obligations, current portion	$4,739	$4,001
Finance	Finance lease obligations, current portion	125	109
Noncurrent liabilities:
Operating	Operating lease obligations, non-current	20,458	20,984
Finance	Finance lease obligations, non-current	50	169
Total leased liabilities		$25,372	$25,263

Weighted-average remaining lease term (years)
Operating leases		6	7
Finance leases		2	3
Weighted-average discount rate
Operating leases		7.1%	6.0%
Finance leases		3.8%	3.7%

Supplemental consolidated cash flow statement information related to leases:

(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,278	$4,798
Financing cash flows from finance leases	109	115

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease and finance lease liabilities recorded on the Company’s consolidated balance sheet as of October 31, 2023:

	Future Payments
(in thousands)	Operating Leases	Finance Leases
2024	$6,267	$120
2025	5,543	61
2026	4,505	-
2027	4,001	-
2028	3,387	-
Thereafter	7,913	-
Total lease payments	$31,617	$181
Less: Interest	(6,420)	(6)
Total lease payments	$25,197	$175
Less: Current portion	(4,739)	(125)
Long-term portion	$20,458	$50

As of October 31, 2023, we had no material operating or finance leases that had not yet commenced.

Related Party Leases

The Company has two related party leases. Eco-Pan leases its facility in Pacific, Washington from an investor group in which Bruce Young, the Company’s Chief Executive Officer, holds an approximately 25% interest. Camfaud leases its facility in Essex, England from a trust the trustees of which include Tony Faud, the Company’s Managing Director — U.K., and members of his family.

The following is supplemental consolidated balance sheet information and other information related to related party leases:

(in thousands)		October 31,	October 31,
Leases	Classification on the Consolidated Balance Sheet	2023	2022
Assets:
Operating lease assets	Right-of-use operating lease assets	$2,972	$1,299
Current liabilities:
Operating	Operating lease obligations, current portion	$284	$132
Noncurrent liabilities:
Operating	Operating lease obligations, non-current	2,669	1,174
Total leased liabilities		$2,953	$1,305

For the years ended October 31, 2023 and 2022, $0.6 million and $0.2 million respectively were included in cost of operations on the consolidated statement of operations related to related party leases.

Note 10. Long-Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company's debt balances as of October 31, 2023 and 2022:

			As of October 31,	As of October 31,
(in thousands)	Interest Rates	Maturities	2023	2022
ABL Facility - short term	Varies	June 2028	$18,954	$52,133
Senior notes - long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			393,954	427,133
Less: Unamortized deferred financing costs offsetting long term debt			(3,132)	(4,524)
Less: Revolving Loan - short term			(18,954)	(52,133)
Long term debt, net of unamortized deferred financing costs			$371,868	$370,476

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

On July 29, 2022, the ABL Facility was amended to, among other changes, increase the maximum revolver borrowings available to be drawn thereunder from $125.0 million to $160.0 million and increase the letter of credit sublimit from $7.5 million to $10.5 million. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $35.0 million in incremental commitments was provided by JPMorgan Chase Bank, N.A. This amended ABL Facility was treated as a debt modification.

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $160.0 million to $225.0 million, (2) increase the letter of credit sublimit from $10.5 million to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The $65.0 million in incremental commitments were provided by JPMorgan Chase Bank, N.A. and PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

Summarized terms of these facilities are included below:

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

The outstanding principal amount of the Senior Notes as of  October 31, 2023 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $225.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $75.0 million;
●	Borrowing capacity available for standby letters of credit of up to $22.5 million and for swing loan borrowings of up to $22.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through May 31, 2023, borrowings in GBP bore interest at the SONIA rate plus an applicable margin currently set at 2.0326%. After May 31, 2023, borrowings in GBP bear interest at the SONIA rate plus an applicable margin equal to 2.2826%. The applicable margins for SONIA are subject to a step down of 0.25% based on excess availability levels;
●	Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022 and through May 31, 2023, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.00% or (2) a base rate plus an applicable margin currently set at 1.00%. After May 31, 2023, borrowings in U.S. Dollars bear interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. The applicable margins for U.S. Dollar loans are subject to a step down of 0.25% based on excess availability levels;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of  October 31, 2023 was $19.0 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2023, the Company had $1.1 million in credit line reserves and a letter of credit balance of $4.1 million. As of October 31, 2023, we had $200.8 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.8 million as of October 31, 2023.

The Company utilizes the ABL Facility to support its working capital arrangement.

At October 31, 2023 and 2022, the weighted average interest rate for borrowings under the ABL Facility was 7.9% and 4.4%, respectively.

Note 11. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of October 31, 2023 and 2022:

	As of October 31,	As of October 31,
(in thousands)	2023	2022
Accrued vacation	$2,982	$2,705
Accrued payroll	3,960	2,763
Accrued bonus	5,368	4,835
Accrued employee-related taxes	1,892	2,760
Other accrued	322	278
Total accrued payroll and payroll expenses	$14,524	$13,341

Note 12. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of October 31, 2023 and 2022:

	As of October 31,	As of October 31,
(in thousands)	2023	2022
Accrued self-insured commercial liabilities	$11,087	$8,796
Accrued self-insured health liabilities	2,269	3,337
Accrued interest	5,775	5,996
Accrued equipment purchases	8,545	7,644
Accrued property, sales and use tax	1,791	1,671
Accrued professional fees	1,429	831
Other	3,854	3,881
Total accrued expenses and other liabilities	$34,750	$32,156

Note 13. Income Taxes

The sources of income before income taxes for the fiscal years ended  October 31, 2023 and 2022 are as follows:

(in thousands)	Year Ended October 31, 2023	Year Ended October 31, 2022
United States	$35,650	$32,252
Foreign	4,912	1,950
Total	$40,562	$34,202

The components of the provision for income taxes for the fiscal years ended  October 31, 2023 and 2022 are as follows:

(in thousands)	Year Ended October 31, 2023	Year Ended October 31, 2022
Current tax provision (benefit):
Federal	$1,945	$-
Foreign	-	(113)
State and local	690	434
Total current tax provision	$2,635	$321

Deferred tax provision (benefit):
Federal	$4,567	$4,575
Foreign	753	70
State and local	817	560
Total deferred tax benefit	$6,137	$5,205

Net provision for income taxes	$8,772	$5,526

For the fiscal years ended October 31, 2023 and 2022, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

(in thousands)	Year Ended October 31, 2023	Year Ended October 31, 2022
Income tax expense per federal statutory rate of 21% for each period	$8,517	$7,182
State income taxes, net of federal deduction	1,196	898
Change in deferred tax rate	(280)	81
Warrant fair value change	(1,449)	(2,078)
Deferred tax on undistributed foreign earnings	-	(827)
Increase in valuation allowance	14	71
Other	774	199
Income tax provision	$8,772	$5,526

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for fiscal years ending  October 31, 2023 and 2022 are summarized as follows:

(in thousands)	Year Ended October 31, 2023	Year Ended October 31, 2022
Deferred tax assets:
Accrued insurance reserve	$1,865	$2,385
Accrued sales and use tax	72	75
Accrued bonuses and vacation	1,855	1,737
Accrued payroll tax	281	445
Foreign tax credit carryforward	80	80
State tax credit carryforward	52	38
Interest expense carryforward	1,241	576
Stock-based compensation	2,490	3,105
Operating lease liability	6,109	6,315
Other	209	400
Net operating loss carryforward	18,596	25,894
Total deferred tax assets	$32,850	$41,050
Valuation allowance	(164)	(134)
Net deferred tax assets	$32,686	$40,916

Deferred tax liabilities:
Intangible assets	(16,352)	(17,758)
Prepaid expenses	(242)	(172)
Property and equipment	(90,907)	(90,998)
Right-of-use operating lease asset	(5,976)	(6,211)
Total net deferred tax liabilities	(113,477)	(115,139)

Net deferred tax liabilities	$(80,791)	$(74,223)

As of October 31, 2023, the Company has the following tax carryforwards:

(in millions)	Year Ended October 31, 2023	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$69.2	Indefinite carryforward
State net operating loss carryforwards	34.8	FY24
Foreign net operating loss carryforwards	10.8	Indefinite carryforward
Foreign tax carryforwards	0.1	FY26
State credit carryforwards	0.1	FY24
Federal interest expense carryforwards	3.6	Indefinite carryforward
State interest expense carryforwards	11.3	Indefinite carryforward
Total tax carryforwards	$129.9

The Company does not consider that earnings from non-U.S. affiliates will be permanently reinvested. As such, the Company has provided U.S. deferred taxes on cumulative earnings of all of its non-U.S. affiliates.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making the assessment. The Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance provided. The valuation allowance provided by the Company relates to foreign tax credit carryforwards, certain state tax credit carryforwards, and state net operating loss carryforwards.

The Company files income tax returns with the U.S., various state governments and the U.K. With few immaterial exceptions, the Company is no longer subject to U.S. federal, foreign and state income tax examinations by tax authorities for tax years before October 31, 2021.

Pursuant to Internal Revenue Code Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has determined that no such change in ownership happened during the fiscal years ended October 31, 2023 and 2022.

The following table summarizes the changes in the Company's unrecognized tax benefits during the fiscal years ended October 31, 2023 and 2022. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

(in thousands)	Year Ended October 31, 2023	Year Ended October 31, 2022
Balance, beginning of year	$1,333	$1,452
Decrease in prior year position	(130)	(119)
Balance, end of year	$1,203	$1,333

As of October 31, 2023 and 2022, the company has recognized no interest or penalties.

On August 15, 2022, President Biden signed the Inflation Reduction Act into law. Management has reviewed the tax provisions of this legislation and has determined that there are no provisions that would have a material impact on the Company.

Note 14. Commitments and Contingencies

Purchase Commitments

As of October 31, 2023, the Company was contractually committed for $30.2 million of capital expenditures for purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months.

Insurance

Commercial Self-Insured Losses

For the fiscal years ended October 31, 2023 and 2022, the Company retains a significant portion of the risk for workers' compensation, automobile, and general liability losses (“self-insured commercial liability”) with the following deductibles (per occurrence):

	Deductible
	Fiscal 2023	Fiscal 2022
General liability	$250,000	$250,000
Automobile[1]	$250,000	$250,000
Workers' compensation[1]	$250,000	$250,000

1In 2023, the Company is subject to the first $250,000 deductible plus 50% of any claim incurred in the amounts between $0.5 million and $1.0 million.

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

The following table summarizes as of October 31, 2023 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables.

		As of October 31, 2023
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$11,087
Self-insured commercial liability, non-current	Other liabilities, non-current	14,140
Total self-insured commercial liabilities		25,227

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	3,802
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	13,822
Total expected recoveries related to self-insured commercial liabilities		17,625

Total self-insured commercial liability, net of expected recoveries		$7,602

The Company has accrued $7.6 million and $7.0 million, as of October 31, 2023 and 2022, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, net of recoveries.

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. As of October 31, 2023 and 2022, the Company had accrued $1.2 million and $3.3 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator required the Company to maintain a bank account to facilitate the administration of claims.

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

Effective April 1, 2020, the state of Washington Department of Revenue (“DOR”) published a rule which effectively deems the provision of standalone concrete pumping services as a retail sale subject to sales tax. The Company does not charge sales tax to its customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. As such, for the period from April 1, 2020 through October 31, 2023, the Company has continued to not charge sales tax where its customers provide a reseller certificate and has petitioned for declaratory relief from the rule. In February 2023, the Company received an adverse ruling from the Thurston County superior court regarding its position, which it has appealed and oral argument is scheduled for February 2024 in the Court of Appeals in Tacoma. The Company believes there is a basis for its position that standalone concrete pumping services provided to a wholesale reseller, rather than to a retail customer, is not a retail sale, and contests the adverse ruling in its appeal. As of the fiscal year ended October 31, 2023, no liability has been recorded in connection with the adverse ruling. If the Company is not successful in its arguments against the DOR in its appeal, an estimated $3.5 million in sales tax, inclusive of interest and penalties, may be owed and would be accrued in the quarter in which the court makes any unfavorable determination.

Letters of credit

The ABL Facility provides for up to $22.5 million of standby letters of credit. As of October 31, 2023, total outstanding letters of credit totaled $4.1 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. As of October 31, 2023 and 2022, there were 13,017,677 public warrants outstanding, respectively. These warrants expired on December 6, 2033.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of October 31, 2023, the additional cumulative amount totaled $8.8 million which would be recognized when redemption is probable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the fiscal year ended October 31, 2023 and 2022. All repurchases were at market value.

	For the Year Ended October 31,
(in thousands, except price per share)	2023	2022
Shares repurchased	1,333	415
Total cost of shares repurchased	$8,883	$2,700
Average price per share	$6.66	$6.48

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

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Twelve Months Ended October 31,
(in thousands)	2023	2022
Compensation expense – stock options	$465	$611
Compensation expense – restricted stock awards	3,382	4,423
Total	$3,847	$5,034

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2023:

	Options	Weighted average grant date fair value	Weighted average exercise price
Outstanding stock options, October 31, 2021	1,684,193	$6.85	$1.63
Granted	4,500	$7.43	$0.01
Cancelled/Forfeited	(1,586)	$6.67	$0.01
Exercised	(197,779)	$6.70	$0.44
Outstanding stock options, October 31, 2022	1,489,328	$6.42	$1.79
Exercised	(112,774)	$6.71	$0.39
Outstanding stock options, October 31, 2023	1,376,554	$6.40	$1.90

The total intrinsic value of stock options exercised for the years ended  October 31, 2023 and 2022 was $0.9 million and $1.3 million, respectively. The Company realized $0.1 million and $0.2 million in tax benefits related to exercised stock options for the years ended October 31, 2023 and 2022, respectively.

The following table summarizes information about stock options outstanding at October 31, 2023:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	315,671	$0.01	6.8	$2,216	78,057	$0.01	6.8	$548
$0.87	736,810	$0.87	1.3	4,539	736,810	$0.87	1.3	$4,539
$6.09	324,073	$6.09	2.4	305	324,073	$6.09	2.4	$305
Total	1,376,554	$1.90	2.8	$7,059	1,138,940	$2.30	2.0	$5,392

As of October 31, 2023, there was $0.1 million of total unrecognized compensation cost related to stock options that is expected to be realized as an expense by the Company over 0.9 weighted average years.

Restricted Stock Awards

The following table is a summary of Restricted Stock Awards activity for the years ended October 31, 2023 and 2022:

	Units	Weighted average grant-date fair value
Unvested as of October 31, 2021	3,071,391	4.98
Granted	134,481	7.43
Vested	(768,330)	4.86
Cancelled/Forfeited	(84,082)	5.81
Unvested as of October 31, 2022	2,353,460	5.14
Granted	16,007	6.96
Vested	(788,275)	4.54
Cancelled/Forfeited	(35,947)	3.97
Unvested as of October 31, 2023	1,545,245	5.49

As of October 31, 2023, there was $1.1 million of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be realized as an expense by the Company over 0.9 weighted average years.

The Company realized $1.3 million and $1.4 million in tax benefits related to restricted stock award vestings for the years ended October 31, 2023 and 2022, respectively.

Note 17. Earnings Per Share

At October 31, 2023, the Company had outstanding (1) 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, (2) 1.5 million outstanding unvested restricted stock awards, (3) 1.1 million outstanding unexercised incentive stock options, (4) 0.4 million outstanding unexercised non-qualified stock options, and (5) 2.5 million shares of Series A Preferred Stock, all of which could potentially be dilutive. The dilutive effect of the warrants and the preferred stock were excluded from the calculation of the diluted net income per share for the years ended October 31, 2023 and 2022 as its impact would have been anti-dilutive.

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2023 and 2022:

	Year Ended October 31,
(in thousands, except share and per share amounts)	2023	2022
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$31,790	$28,676
Less: Accretion of liquidation preference on preferred stock	(1,750)	(1,750)
Less: Undistributed earnings allocated to participating securities	(1,017)	(1,274)
Net income attributable to common stockholders (numerator for basic earnings per share)	$29,023	$25,652
Add back: Undistributed earning allocated to participating securities	1,017	1,274
Less: Undistributed earnings reallocated to participating securities	(1,000)	(1,254)
Numerator for diluted earnings (loss) per share	$29,040	$25,672

Weighted average shares (denominator):
Weighted average shares - basic	53,276,450	53,914,311
Weighted average shares - diluted	54,173,731	54,851,308

Basic earnings (loss) per share	$0.54	$0.48
Diluted earnings (loss) per share	$0.54	$0.47

Note 18. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the years ended October 31, 2023 and 2022 were $1.7 million and $0.9 million respectively.

Camfaud operates a Small Self-Administered Scheme (“SSAS”), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.4 million and $0.3 million for the years ended October 31, 2023 and 2022, respectively.

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

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2023 and 2022:

	Year Ended October 31,
(in thousands)	2023	2022
California	$606	$407
Oregon	303	291
Washington	301	255
Total contributions	$1,210	$953

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

Any differences between segment reporting and consolidated results are reflected in Intersegment or Other below. All Other non-segmented revenues and costs that are not allocated to other reportable segments include intercompany eliminations, non-allocated depreciation, and the change in the fair value of the warrant liability. All Other non-segmented assets primarily include cash and cash equivalents, intercompany eliminations and real property.

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

	Year Ended October 31,
(in thousands)	2023	2022
Revenue
U.S. Concrete Pumping	$317,877	$296,506
U.K. Operations	62,588	54,926
U.S. Concrete Waste Management Services(1)	62,405	50,191
Reportable segment revenue	442,870	401,623
Other	2,500	2,500
Intersegment eliminations(1)	(3,129)	(2,831)
Total revenue	$442,241	$401,292

(1) For years ended October 31, 2023 and 2022, there were $0.6 million and $0.3 million, respectively, included in revenue in the U.S. Concrete Waste Management Services segment and eliminated in the intersegment eliminations. The remaining $2.5 million relates to the revenue as disclosed in Other.

EBITDA
U.S. Concrete Pumping	$75,587	$72,278
U.K. Operations	15,272	12,582
U.S. Concrete Waste Management Services	27,088	20,302
Reportable segment EBITDA	117,947	105,162
Interest expense, net	(28,119)	(25,891)
Reportable segment depreciation and amortization	(57,806)	(56,614)
Other	8,540	11,545
Total income before income taxes	$40,562	$34,202

Depreciation and amortization
U.S. Concrete Pumping	$41,870	$40,304
U.K. Operations	7,535	7,709
U.S. Concrete Waste Management Services	8,401	8,601
Reportable segment depreciation and amortization	57,806	56,614
Other	860	848
Total depreciation and amortization	$58,666	$57,462

Interest expense, net
U.S. Concrete Pumping	$(25,294)	$(22,968)
U.K. Operations	(2,825)	(2,923)
Total interest expense, net	$(28,119)	$(25,891)

Total assets by segment for the periods presented are as follows:

	As of October 31,	As of October 31,
(in thousands)	2023	2022
Total assets
U.S. Concrete Pumping	$698,905	$693,048
U.K. Operations	119,123	103,255
U.S. Concrete Waste Management Services	181,382	157,370
Reportable segment assets	999,410	953,673
Other	(94,885)	(66,184)
Total assets	$904,525	$887,489

Total capital expenditures by segment for the periods presented are as follows:

	Year Ended October 31,
(in thousands)	2023	2022
Total capital expenditures
U.S. Concrete Pumping	$30,263	$78,453
U.K. Operations	12,405	13,385
U.S. Concrete Waste Management Services	11,837	10,077
Reportable segment capital expenditures	54,505	101,915
Other	-	18
Total capital expenditures	$54,505	$101,933

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenue for the periods presented and long lived assets as of  October 31, 2023 and 2022 are as follows:

	Year Ended October 31,
(in thousands)	2023	2022
Revenue by geography
U.S.	$379,653	$346,366
U.K.	62,588	54,926
Total revenue	$442,241	$401,292

Long-lived tangible assets
U.S.	$371,689	$366,814
U.K.	55,959	52,563
Total long lived assets	$427,648	$419,377

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, utilizing the criteria described in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of October 31, 2023, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended October 31, 2023 and the effectiveness of the Company's internal control over financial reporting as of October 31, 2023, as stated in their report which appears under Item 8.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and Quarterly Reports on Form 10-Q for the fiscal periods ended July 31, 2022, January 31, 2023, April 30, 2023, and July 31, 2023, we identified the following material weaknesses: (1) the review of manual journal entries within the financial statement close process, which was identified in connection with the restatement of the Company’s interim unaudited financial statements as of July 31, 2022 ("MW #1"); and (2) the areas of user access and segregation of duties related to information technology systems that support the financial reporting process specifically related to accounts payable and expenditures ("MW #2").

As previously disclosed, the Company has designed and implemented measures in order to remediate the identified material weaknesses. Regarding MW #1, the Company developed and implemented its remediation plan by enhancing the Company’s internal control environment with incremental controls, increasing training for accounting team members and improving the schedules used for the preparation of complex journal entries. Regarding MW #2, the Company developed and implemented its remediation plan by updating user access and segregation of duties matrices and implementing reviews of user activity reports. As of October 31, 2023, these enhanced procedures and control activities operated for a sufficient period of time in order for management to conclude, through testing, that the Company’s enhanced controls operated effectively. As such, the Company concluded that the previously reported material weaknesses have been remediated as of October 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than the remediation of material weaknesses as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2023.

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

10.8	First Amendment to Amended and Restated ABL Credit Agreement, dated September 30, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc, on January 12, 2022).
10.9	Stockholders Agreement, dated December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Investors party thereto (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

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
10.13*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, as amended April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on November 2, 2020April 27, 2023).

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

10.19	Second Amendment to Amended and Restated ABL Credit Agreement, dated July 29, 2022, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on August 1, 2022).
10.20	Third Amendment to Amended and Restated ABL Credit Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on June 5, 2023).
21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP.
23.2	Consent of BDO USA, P.C.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D-1
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 16, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 16, 2024.

/s/ Bruce Young	Chief Executive Officer and Director	January 16, 2024
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 16, 2024
Iain Humphries	(principal financial officer and principal accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	January 16, 2024
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	January 16, 2024
Brian Hodges

/s/ Raymond Cheesman	Director	January 16, 2024
Raymond Cheesman

/s/ Heather L. Faust	Director	January 16, 2024
Heather L. Faust

/s/ David G. Hall	Director	January 16, 2024
David G. Hall

/s/ Tom Armstrong	Director	January 16, 2024
Tom Armstrong

/s/ Stephen Alarcon	Director	January 16, 2024
Stephen Alarcon

/s/ Ryan Beres	Director	January 16, 2024
Ryan Beres

/s/ John Piecuch	Director	January 16, 2024
John Piecuch

/s/ M. Brent Stevens	Director	January 16, 2024
M. Brent Stevens