Form 10-Q
period 2024-01-31
Concrete Pumping Holdings, Inc.
filed 2024-03-07
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 4, 2024, the registrant had 53,872,380 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED January 31, 2024

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of January 31,	As of October 31,
(in thousands, except per share amounts)	2024	2023

Current assets:
Cash and cash equivalents	$14,688	$15,861
Receivables, net of allowance for doubtful accounts of $1,045 and $978, respectively	49,466	62,976
Inventory	6,230	6,732
Prepaid expenses and other current assets	9,244	8,701
Total current assets	79,628	94,270

Property, plant and equipment, net	432,671	427,648
Intangible assets, net	116,779	120,244
Goodwill	222,744	221,517
Right-of-use operating lease assets	28,772	24,815
Other non-current assets	12,489	14,250
Deferred financing costs	1,684	1,781
Total assets	$894,767	$904,525

Current liabilities:
Revolving loan	$13,021	$18,954
Operating lease obligations, current portion	4,903	4,739
Finance lease obligations, current portion	39	125
Accounts payable	5,344	8,906
Accrued payroll and payroll expenses	9,785	14,524
Accrued expenses and other current liabilities	36,663	34,750
Income taxes payable	2,604	1,848
Warrant liability, current portion	-	130
Total current liabilities	72,359	83,976

Long term debt, net of discount for deferred financing costs	372,216	371,868
Operating lease obligations, non-current	24,255	20,458
Finance lease obligations, non-current	15	50
Deferred income taxes	79,432	80,791
Other liabilities, non-current	13,550	14,142
Total liabilities	561,827	571,285

Commitments and contingencies (Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2024 and October 31, 2023	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 53,870,084 and 54,757,445 issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	6	6
Additional paid-in capital	383,822	383,286
Treasury stock	(16,212)	(15,114)
Accumulated other comprehensive loss	(1,403)	(5,491)
Accumulated deficit	(58,273)	(54,447)
Total stockholders' equity	307,940	308,240

Total liabilities and stockholders' equity	$894,767	$904,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2024	2023

Revenue	$97,711	$93,575

Cost of operations	64,397	57,121
Gross profit	33,314	36,454

General and administrative expenses	31,858	27,041
Income from operations	1,456	9,413

Other income (expense):
Interest expense and amortization of deferred financing costs	(6,463)	(6,871)
Change in fair value of warrant liabilities	130	4,556
Other income (expense), net	40	21
Total other expense	(6,293)	(2,294)

Income (loss) before income taxes	(4,837)	7,119

Income tax expense (benefit)	(1,011)	644

Net income (loss)	(3,826)	6,475

Less accretion of liquidation preference on preferred stock	(440)	(441)

Income (loss) available to common shareholders	$(4,266)	$6,034

Weighted average common shares outstanding
Basic	53,314,654	53,601,707
Diluted	53,314,654	54,457,125

Net income (loss) per common share
Basic	$(0.08)	$0.11
Diluted	$(0.08)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2024	2023

Net income (loss)	$(3,826)	$6,475

Other comprehensive income
Foreign currency translation adjustment	4,088	5,052

Total comprehensive income	$262	$11,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	1,140	-	-	-	1,140
Forfeiture/cancellation of restricted stock	(1,312)	-	-	-	-	-	-
Shares issued under stock-based program	25,264	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(82,356)	-	-	(573)	-	-	(573)
Treasury shares purchased under share repurchase program	(760,457)	-	-	(4,923)	-	-	(4,923)
Net Income (loss)	-	-	-	-	-	6,475	6,475
Foreign currency translation adjustment	-	-	-	-	5,052	-	5,052
Balance, January 31, 2023	55,407,330	$6	$380,535	$(10,105)	$(4,176)	$(79,762)	$286,498

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	536	-	-	-	536
Forfeiture/cancellation of restricted stock	(750,585)	-	-	-	-	-	-
Shares issued under stock-based program	8,496	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(109,178)	-	-	(850)	-	-	(850)
Treasury shares purchased under share repurchase program	(36,094)	-	-	(248)	-	-	(248)
Net Income (loss)	-	-	-	-	-	(3,826)	(3,826)
Foreign currency translation adjustment	-	-	-	-	4,088	-	4,088
Balance, January 31, 2024	53,870,084	$6	$383,822	$(16,212)	$(1,403)	$(58,273)	$307,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,
(in thousands)	2024	2023
Net income (loss)	$(3,826)	$6,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash operating lease expense	1,281	1,113
Foreign currency adjustments	(736)	(816)
Depreciation	10,202	9,654
Deferred income taxes	(1,825)	129
Amortization of deferred financing costs	445	479
Amortization of intangible assets	3,895	4,795
Stock-based compensation expense	536	1,140
Change in fair value of warrant liabilities	(130)	(4,556)
Net gain on the sale of property, plant and equipment	(305)	(578)
Other operating activities	46	(67)
Net changes in operating assets and liabilities:
Receivables	13,894	10,482
Inventory	616	(957)
Other operating assets	(564)	(7,256)
Accounts payable	(3,865)	(3,997)
Other operating liabilities	635	1,876
Net cash provided by operating activities	20,299	17,916

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,766)	(17,120)
Proceeds from sale of property, plant and equipment	1,282	2,333
Net cash used in investing activities	(16,484)	(14,787)

Cash flows from financing activities:
Proceeds on revolving loan	84,173	83,812
Payments on revolving loan	(90,107)	(84,980)
Purchase of treasury stock	(1,098)	(5,495)
Other financing activities	1,449	(26)
Net cash provided by (used in) financing activities	(5,583)	(6,689)
Effect of foreign currency exchange rate changes on cash	595	127
Net decrease in cash and cash equivalents	(1,173)	(3,433)
Cash and cash equivalents:
Beginning of period	15,861	7,482
End of period	$14,688	$4,049

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

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 20 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2023 ("Annual Report"). During the three months ended January 31, 2024, there were no changes to those accounting policies.

Basis of presentation

Our condensed consolidated balance sheet as of October 31, 2023, which was derived from our audited consolidated financial statements and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2023.

Certain prior period amounts have been reclassified in order to conform to the current year presentation.

During the first quarter of fiscal year 2024, certain assets and associated revenues and expenses previously part of the Company's Other activities has now been aggregated into its U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to current period presentation. For further discussion, see Note 18.

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

The table below summarizes our revenues as presented in our unaudited consolidated statements of operations for the periods ended  January 31, 2024 and 2023 by revenue type:

	Three Months Ended January 31,
(in thousands)	2024	2023
Service revenue	$89,958	$86,365
Lease fixed revenue	4,549	4,054
Lease variable revenue	3,204	3,156
Total revenue	$97,711	$93,575

Receivables and contract assets and liabilities

Receivables are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Generally, the Company does not require collateral for their accounts receivable; however, the Company may file statutory liens or take other appropriate legal action when necessary on construction projects in which collection problems arise. A receivable is typically considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. The Company does not typically charge interest on past-due receivables.

Pursuant to CECL (defined below), Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts, Management’s understanding of the current economic circumstances within the Company’s industry, reasonable and supportable forecasts and Management’s judgment as to the likelihood of ultimate payment based upon available data. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in particular circumstances of individual customers.  Accordingly, the Company may be required to increase or decrease the allowance for doubtful accounts.

The Company does not have contract liabilities associated with contracts with customers. The Company’s contract assets and impairment losses associated therewith are not significant. Contracts with customers do not result in amounts billed to customers in excess of recognizable revenue.

Newly adopted accounting pronouncements

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) (“ASU 2016-13”) - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions (known as the current expected credit loss (“CECL”) model). Under the new guidance, the Company recognizes an allowance for its estimate of expected credit losses over the entire contractual term of its receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. The Company’s receivables are in scope for CECL. At the point that these receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This ASU is effective for smaller reporting companies with fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted CECL as of November 1, 2023 for fiscal year ending October 31, 2024. The adoption of CECL did not have a material impact on the condensed consolidated financial statements and related disclosures or the existing internal controls because the Company’s accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

Recently issued accounting pronouncements not yet effective

ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

Note 3. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes since October 31, 2023 in the Company's valuation techniques used to measure fair value.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of  January 31, 2024 and October 31, 2023 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of January 31,		October 31,
	2024		2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$369,375	$375,000	$353,438

Warrants

At  October 31, 2023, there were 13,017,677 public warrants and no private warrants outstanding. The warrants expired on December 6, 2023 and there were no amounts outstanding as of January 31, 2024.

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

Note 4. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of January 31, 2024 and  October 31, 2023 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$3,646	$3,802
Prepaid insurance	1,151	1,611
Prepaid licenses and deposits	1,312	810
Prepaid rent	643	629
Other current assets and prepaids	2,492	1,849
Total prepaid expenses and other current assets	$9,244	$8,701

Note 5. Property, Plant and Equipment

The significant components of property, plant and equipment as of January 31, 2024 and  October 31, 2023 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Land, building and improvements	$32,521	$29,338
Finance leases—land and buildings	229	828
Machinery and equipment	529,692	517,514
Transportation equipment	9,720	9,306
Furniture and office equipment	3,689	3,817
Property, plant and equipment, gross	575,851	560,803
Less accumulated depreciation	(143,180)	(133,155)
Property, plant and equipment, net	$432,671	$427,648

For the three months ended January 31, 2024 and 2023 depreciation expense were as follows:

	Three Months Ended January 31,
(in thousands)	2024	2023
Cost of operations	$9,613	$9,061
General and administrative expenses	589	593
Total depreciation expense	$10,202	$9,654

Note 6. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the three months ended January 31, 2024. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  January 31, 2024 and  October 31, 2023:

	As of January 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.8	$195,126	$-	$(133,859)	$1,135	$62,402
Trade name	4.8	5,097	-	(2,778)	273	2,592
Assembled workforce	1.2	1,650	-	(1,110)	-	540
Noncompete agreements	3.7	1,200	-	(455)	-	745
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(138,202)	$1,408	$116,779

	As of October 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.1	$195,126	$-	$(130,295)	$832	$65,663
Trade name	5.1	5,097	-	(2,645)	146	2,598
Assembled workforce	1.4	1,650	-	(972)	-	678
Noncompete agreements	3.9	1,200	-	(395)	-	805
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(134,307)	$978	$120,244

Amortization expense for the three months ended January 31, 2024 and 2023 was $3.9 million and $4.8 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the three months ended January 31, 2024 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2023	$147,482	$24,902	$49,133	$221,517
Foreign currency translation	-	1,227	-	1,227
Balance at January 31, 2024	$147,482	$26,129	$49,133	$222,744

Note 7. Other Non-Current Assets

The significant components of other non-current assets as of  January 31, 2024 and  October 31, 2023 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$12,107	$13,822
Other non-current assets	382	428
Total other non-current assets	$12,489	$14,250

Note 8. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  January 31, 2024 and October 31, 2023:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$13,021	$18,954
Senior notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			388,021	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,784)	(3,132)
Less: Current Portion			(13,021)	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,216	$371,868

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

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder to $225.0 million, (2) increase the letter of credit sublimit to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

The outstanding principal amount of the Senior Notes as of January 31, 2024 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

The outstanding balance under the ABL Facility as of  January 31, 2024 was $13.0 million and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of January 31, 2024 the Company had $1.1 million in credit line reserves and a letter of credit balance of $8.5 million.

As of January 31, 2024 we had $202.3 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.7 million as of January 31, 2024.

As of  January 31, 2024 and October 31, 2023, the weighted average interest rate for borrowings under the ABL Facility was 7.1% and 7.9% respectively.

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of  January 31, 2024 and October 31, 2023:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Accrued vacation	$2,711	$2,982
Accrued payroll	3,089	3,960
Accrued bonus	2,116	5,368
Accrued employee-related taxes	1,778	1,892
Other accrued	91	322
Total accrued payroll and payroll expenses	$9,785	$14,524

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of January 31, 2024 and October 31, 2023:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Accrued self-insured commercial liabilities	$10,587	$11,087
Accrued self-insured health liabilities	2,466	2,269
Accrued interest	11,364	5,775
Accrued equipment purchases	4,454	8,545
Accrued property, sales and use tax	2,906	1,791
Accrued professional fees	1,010	1,429
Other	3,876	3,854
Total accrued expenses and other liabilities	$36,663	$34,750

Note 11. Other Liabilities, Non-Current

The following table summarizes other non-current liabilities as of January 31, 2024 and October 31, 2023:

	As of January 31,	As of October 31,
(in thousands)	2024	2023
Self-insured commercial liability	$12,332	$14,140
Other	1,218	2
Total other non-current liabilities	$13,550	$14,142

Note 12. Income Taxes

The following table summarizes income (loss) before income taxes and income tax expense (benefit) for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in thousands)	2024	2023

Income (loss) before income taxes	$(4,837)	$7,119

Income tax expense (benefit)	$(1,011)	$644

The effective tax rate for the three months ended January 31, 2024 and 2023 was primarily impacted by the change in fair value of warrant liabilities.

As of  January 31, 2024 and October 31, 2023, the Company had deferred tax liabilities, net of deferred tax assets, of $79.4 million and $80.8 million, respectively. Included in deferred tax assets as of  January 31, 2024 and  October 31, 2023 were net operating loss carryforwards of $15.7 million and $18.6 million, respectively. The Company has a valuation allowance of $0.2 million as of January 31, 2024 and  October 31, 2023, related to foreign and U.S. state tax credit carryforwards where realization is more uncertain at this time due to the limited carryforward periods that exist and state net operating losses that are expected to expire before they can be utilized.

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

The following table summarizes as of  January 31, 2024 and  October 31, 2023 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables.

		As of January 31, 2024	As of October 31, 2023
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$10,587	$11,087
Self-insured commercial liability, non-current	Other liabilities, non-current	12,332	14,140
Total self-insured commercial liabilities		$22,919	$25,227

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$3,646	$3,802
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	12,107	13,822
Total expected recoveries related to self-insured commercial liabilities		$15,754	$17,625

Total self-insured commercial liability, net of expected recoveries		$7,165	$7,602

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third-party administrator for tasks including, but not limited to, processing claims and remitting benefits. As of  January 31, 2024 and  October 31, 2023, the Company had accrued $1.4 million and $1.2 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator required the Company to maintain a bank account to facilitate the administration of claims.

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

Washington Department of Revenue Sales Tax Issue

Historically, the Company has not charged sales tax to its state of Washington customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. Effective April 1, 2020, the state of Washington Department of Revenue (“DOR”) published a rule which amended Washington Administrative Code 458-20-211, otherwise known as Rule 211, by designating sales of stand-alone concrete pumping services as solely retail transactions. The Company believes the DOR improperly amended Rule 211 and is strongly defending this position. As such, for the period from April 1, 2020 through January 31, 2024, the Company did not charge sales tax where its customers provide a reseller certificate and petitioned for declaratory relief from the rule.

In February 2023, the Company received an adverse ruling from the Thurston County superior court regarding its position, which it has appealed. In February 2024, oral arguments were heard in the Court of Appeals in Tacoma and the Company received an unfavorable judgement during the same month. As of October 31, 2023, no liability had been recorded in connection with this contingency as a loss was not deemed probable at that time. However, as a result of the unfavorable judgment in February 2024, the Company has concluded the loss is now probable and therefore has recorded a loss of $3.5 million in the quarter ended January 31, 2024. The loss is included in general and administrative expenses in the Company’s condensed consolidated financial statements. During the quarter ended January 31, 2024, the Company made a payment of $1.8 million to the DOR. Beginning with the second quarter of fiscal year 2024, the Company started assessing sales tax related to its customers in the state of Washington.

Letters of credit

The ABL Facility provides for up to $22.5 million of standby letters of credit. As of January 31, 2024, total outstanding letters of credit totaled $8.5 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

Note 14. Stockholders’ Equity

Share Repurchase Program

In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company’s share repurchase program. This authorization will expire on March 31, 2025 and is in addition to the repurchase authorization of up to $10.0 million to expire March 31, 2025 that was previously approved in January 2023. In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program that was set to expire on March 31, 2024. On January 4, 2024, the board of directors approved an extension of this authorization through March 31, 2025. This is in addition to the repurchase authorization of up to $10.0 million through June 15, 2023, that was previously approved in June 2022. The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by the Company's management.

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three months ended:

	Three Months Ended January 31,
(in thousands, except price per share)	2024	2023
Shares repurchased	36	760
Total cost of shares repurchased	$248	$4,923
Average price per share	$6.88	$6.48

Note 15. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,
(in thousands)	2024	2023
Compensation expense – stock options	$60	$132
Compensation expense – restricted stock awards	476	1,008
Total	$536	$1,140

Note 16. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in thousands, except share and per share amounts)	2024	2023
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$(3,826)	$6,475
Less: Accretion of liquidation preference on preferred stock	(440)	(441)
Less: Undistributed earnings allocated to participating securities	-	(235)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$(4,266)	$5,799
Add back: Undistributed earning allocated to participating securities	-	235
Less: Undistributed earnings reallocated to participating securities	-	(232)
Numerator for diluted earnings (loss) per share	$(4,266)	$5,802

Weighted average shares (denominator):
Weighted average shares - basic	53,314,654	53,601,707
Weighted average shares - diluted	53,314,654	54,457,125

Basic earnings (loss) per share	$(0.08)	$0.11
Diluted earnings (loss) per share	$(0.08)	$0.11

For the three months ended January 31, 2024, 2.5 million shares of Series A Preferred Stock, 0.5 million of unvested restricted stock awards, 1.1 million of unexercised stock options and 0.2 million outstanding unexercised non-qualified stock options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

For the three months ended January 31, 2023, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, 2.5 million shares of Series A Preferred Stock, and 2.0 million of unvested restricted stock awards were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Note 17. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$1,292	$1,404
Cash paid for interest	$489	$779
Cash paid (refunded) for income taxes	$-	$(306)

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$5,324	$1,070

The table below shows property, plant and equipment acquired but nor yet paid for as of  January 31, 2024 and 2023:

	As of January 31,
(in thousands)	2024	2023
Beginning of period:
PP&E acquired but not yet paid	$9,484	$8,882

End of period:
PP&E acquired but not yet paid	$4,597	$3,762

Note 18. Segment Reporting

The Company’s revenues are derived from three reportable segments: U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services. Any differences between segment reporting and consolidated results are reflected in Intersegment or Other below. All Other non-segmented assets primarily include cash and cash equivalents and intercompany eliminations. The Company evaluates the performance of each segment based on revenue, and measures segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization).

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses previously part of the Company's Other activities into the U.S. Concrete Pumping segment based on the way our chief operating decision maker ("CODM") allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation.

The table below shows changes from the recast of segment results for the three months ended January 31, 2023:

	Three Months Ended January 31, 2023
(in thousands)	U.S. Concrete Pumping	Other
As Previously Reported
Depreciation and amortization	$10,374	$213
Segment EBITDA	$15,063	$5,181

Recast Adjustment
Depreciation and amortization	$213	$(213)
Segment EBITDA	$625	$(625)

Current Report As Adjusted
Depreciation and amortization	$10,587	$-
Segment EBITDA	$15,688	$4,556

The U.S. and U.K. regions each individually accounted for more than 10% of the Company's revenue for the periods presented.

The following provides operating information about the Company's reportable segments and geographic locations for the periods presented:

	Three Months Ended January 31,
(in thousands)	2024	2023
Revenue
U.S. Concrete Pumping	$66,683	$67,187
U.K. Operations	15,408	12,708
U.S. Concrete Waste Management Services - Third parties	15,620	13,680
U.S. Concrete Waste Management Services - Intersegment	100	92
Intersegment eliminations	(100)	(92)
Reportable segment revenue	$97,711	$93,575

EBITDA
U.S. Concrete Pumping	$7,036	$15,688
U.K. Operations	3,176	2,380
U.S. Concrete Waste Management Services	5,380	5,815
Reportable segment EBITDA	15,592	23,883
Interest expense and amortization of deferred financing costs	(6,463)	(6,871)
Reportable depreciation and amortization	(14,097)	(14,449)
Other	131	4,556
Total income (loss) before income taxes	$(4,837)	$7,119

Depreciation and amortization
U.S. Concrete Pumping	$10,230	$10,587
U.K. Operations	1,808	1,827
U.S. Concrete Waste Management Services	2,059	2,035
Total depreciation and amortization	$14,097	$14,449

Interest expense and amortization of deferred financing costs
U.S. Concrete Pumping	$5,754	$6,178
U.K. Operations	709	693
Total interest expense and amortization of deferred financing costs	$6,463	$6,871

Revenue by geography
U.S.	$82,303	$80,867
U.K.	15,408	12,708
Total revenue	$97,711	$93,575

Total capital expenditures
U.S. Concrete Pumping	$7,932	$6,641
U.K. Operations	4,227	7,169
U.S. Concrete Waste Management Services	3,047	3,291
Reportable segment capital expenditures	15,206	17,101
Other	2,560	19
Total capital expenditures	$17,766	$17,120

The Company does not disclose total assets by segment as such information is not provided to the CODM. The total assets by geographic location is provided to the CODM and is presented below. Total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	January 31,	October 31,
(in thousands)	2024	2023
Total Assets
U.S.	$768,777	$785,402
U.K.	125,990	119,123
Total Assets	$894,767	$904,525

Property, plant and equipment, net
U.S.	$371,425	$371,689
U.K.	61,246	55,959
Property, plant and equipment, net	$432,671	$427,648

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the “Company”, “we”, “us” or “our”) condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. All references to "Notes" in this Item 2 of Part I refer to the notes to condensed consolidated financial statements included in Item 1 of Part I of this report. All references to “Annual Report” refers to our Form 10-K for the year ended October 31, 2023 filed with the SEC on January 16, 2024.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	our ability to maintain effective internal controls necessary to provide reliable financial reports;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition; and
●	other factors as described in the section entitled “Risk Factors” in our Annual Report.

Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

Business Overview

The Company is a Delaware corporation headquartered in Thornton, Colorado. The unaudited condensed consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. (“Brundage-Bone”), Camfaud Group Limited (“Camfaud”) and Eco-Pan, Inc. (“Eco-Pan”).

As part of the Company’s business growth and capital allocation strategy, the Company views strategic acquisitions as opportunities to enhance our value proposition through differentiation and competitiveness. Depending on the deal size and characteristics of the M&A opportunities available, we expect to allocate capital for opportunistic M&A utilizing cash on the balance sheet and the Company's revolving line of credit. In recent years, we have successfully executed on this strategy.

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a “home base” nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across approximately 21 states with their corporate headquarters in Thornton, Colorado.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 20 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

Results of Operations

During the first quarter of fiscal 2024, the Company’s operations in the U.S. were negatively impacted by severe winter weather, including heavy rainfall, snow and freezing temperatures in the month of January that stalled many customer projects and resulted in a revenue decline in the U.S. Concrete Pumping segment. This was coupled with an increase in expenses during the first quarter primarily due to (1) a non-recurring charge of $3.5 million as a result of a recent adverse court ruling related to sales tax, and (2) higher labor, health insurance and rent costs. These factors are reflected in the description of our results of operations below.

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

The tables included in the period-to-period comparisons below provide summaries of our revenue, gross profit and net income for our business segments for the three months ended January 31, 2024 and 2023.

Revenue

	Three Months Ended January 31,		Change
(in thousands)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$66,683	$67,187	$(504)	-0.8%
U.K. Operations	15,408	12,708	2,700	21.2%
U.S. Concrete Waste Management Services - Third parties	15,620	13,680	1,940	14.2%
U.S. Concrete Waste Management Services - Intersegment	100	92	8	8.7%
Intersegment eliminations	(100)	(92)	(8)	8.7%
Reportable segment revenue	$97,711	$93,575	$4,136	4.4%

Total revenue. Total revenues were $97.7 million for the three months ended January 31, 2024 compared to $93.6 million for the three months ended January 31, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 0.8%, or $0.5 million, from $67.2 million in the first quarter of fiscal 2023 to $66.7 million for the first quarter of fiscal 2024 primarily attributable to a decrease in volume driven by severe winter weather in the 2024 first quarter, specifically heavy rainfall and freezing temperatures in the month of January.

U.K. Operations. Revenue for our U.K. Operations segment increased by 21.2%, or $2.7 million, from $12.7 million in the first quarter of fiscal 2023 to $15.4 million for the first quarter of fiscal 2024. Excluding the impact from foreign currency translation, revenue was up 16% year-over-year. The increase in revenue was primarily attributable to pricing improvements.

U.S. Concrete Waste Management Services. Third party revenue for the U.S. Concrete Waste Management Services segment improved by 14.2%, or $1.9 million, from $13.7 million in the first quarter of fiscal 2023 to $15.6 million for the first quarter of fiscal 2024. The increase in revenue was driven by robust organic growth and pricing improvements against a backdrop of adverse winter weather.

Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$33,314	$36,454	$(3,140)	-8.6%
Gross Margin	34.1%	39.0%

Gross margin. Our gross margin for the first quarter of fiscal 2024 was 34.1% compared to 39.0% in the first quarter of fiscal 2023. The decrease in our gross margin was primarily related to lower revenue volumes and labor utilization driven by the adverse impact severe of winter weather conditions, coupled with inflationary increases in insurance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the first quarter of fiscal 2024 were $31.9 million, an increase of $4.9 million from $27.0 million in the first quarter of fiscal 2023. G&A expenses as a percent of revenue were 32.7% for the first quarter of fiscal 2024 compared to 28.9% for the same period a year ago. The dollar increase in G&A expenses was largely due to (1) a non-recurring charge of $3.5 million related to sales tax litigation, as further described in Note 13 in Part I, Item 1 of this report for more information, (2) higher labor and health insurance costs of approximately $2.5 million as a result of additional headcount in our U.S. Concrete Waste Management Services segment to support growth initiatives and wage inflation, and (3) higher rent of $0.5 million. These increases were partially offset by non-cash decreases in amortization expense of $0.9 million and $0.6 million in lower stock-based compensation expense.

Excluding amortization of intangible assets of $3.9 million, depreciation expense of $0.6 million, stock-based compensation expense of $0.5 million and the non-recurring $3.5 million sales tax litigation-related charge, G&A expenses were $23.4 million for the first quarter of fiscal 2024 (23.9% of revenue), up $6.4 million from $20.5 million for the first quarter of fiscal 2023 (21.9% of revenue). The increase was primarily due to the Washington charge and higher labor as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the first quarter of fiscal 2024 was $6.5 million, down $0.4 million from $6.9 million in the first quarter of fiscal 2023. The decrease was primarily attributable to a lower average ABL revolver draw during the fiscal 2024 first quarter as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the first quarter of fiscal 2024 the Company recognized a $0.1 million gain on the fair value remeasurement of our liability-classified warrants. During the first quarter of fiscal 2023 the Company recognized a $4.6 million gain on the fair value measurement of our liability-classified warrants. The decline in the fair value remeasurement of the public warrants for the first quarter of fiscal 2023 is due to the Company's share price trading below the exercise price as the warrants were closer to expiring in December 2023. On December 6, 2023, we announced the expiration of the Company's 13,017,677 warrants to acquire shares of its common stock, as such they are no longer recognized as a liability on the balance sheet as of January 31, 2024.

Income tax expense

Income tax expense (benefit). For the first fiscal quarter ended January 31, 2024 the Company recorded income tax benefit of $1.0 million on pretax loss of $4.8 million. For the same quarter a year ago, the Company recorded an income tax expense of $0.6 million on a pretax income of $7.1 million. The comparability of effective tax rates between both periods was primarily impacted by the warrants fair value activity in the three months ended January 31, 2023, as it is not recognized for tax purposes.

Adjusted EBITDA and Net Income/(Loss)

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses, which was previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 18 in Part I, Item 1 of this report for more information. In addition, in order to appropriately distribute the use of corporate resources and better align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. The Company recast segment results for the quarter ended January 31, 2023 are below:

	Three Months Ended January 31, 2023
(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other
As Previously Reported
Net income (loss)	$(1,100)	$(100)	$2,812	$4,862
Income tax expense (benefit)	(390)	(40)	968	105
Depreciation and amortization	10,374	1,827	2,035	213
EBITDA	15,063	2,380	5,815	5,180
Other Adjustments	(1,505)	812	737	-
Adjusted EBITDA	14,688	3,186	6,547	625

Recast Adjustment
Net income (loss)	$307	$-	$-	$(307)
Income tax expense (benefit)	105	-	-	(105)
Depreciation and amortization	213	-	-	(213)
EBITDA	625	-	-	(625)
Other Adjustments	1,511	(774)	(737)	-
Adjusted EBITDA	2,136	(774)	(737)	(625)

Current Report As Adjusted
Net income (loss)	$(793)	$(100)	$2,812	$4,556
Income tax expense (benefit)	(284)	(40)	968
Depreciation and amortization	10,587	1,827	2,035
EBITDA	15,688	2,380	5,815	4,556
Other Adjustments	6	38	-
Adjusted EBITDA	16,824	2,412	5,810	-

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended January 31,		Three Months Ended January 31,		Change
(in thousands, except percentages)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$(6,845)	$(793)	$10,706	$16,824	$(6,118)	-36.4%
U.K. Operations	484	(100)	3,202	2,412	790	32.8%
U.S. Concrete Waste Management Services	2,405	2,812	5,373	5,810	(437)	-7.5%
Other	130	4,556	-	-	-	0.0%
Total	$(3,826)	$6,475	$19,281	$25,046	$(5,765)	-23.0%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $6.8 million for the first quarter of fiscal 2024, versus a net loss of $0.8 million for the first quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $10.7 million for the first quarter of fiscal 2024, down 36.4% from $16.8 million for the same period in fiscal 2023. The decreases in net income and Adjusted EBITDA were primarily attributable to lower revenue volume and labor utilization due to the adverse impact from severe winter weather in the first quarter, coupled with increased costs related to insurance.

U.K. Operations. Net income for our U.K. Operations segment was $0.5 million for the first quarter of fiscal 2024, versus a net loss of $0.1 million for the first quarter of fiscal 2023. Adjusted EBITDA for our U.K. Operations segment was $3.2 million for the first quarter of fiscal 2024, up 32.8% from $2.4 million from the same period in fiscal 2023. The increases were primarily attributable to the year-over-year improvement in revenue and reductions in fuel, labor and repair costs.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $2.4 million for the first quarter of fiscal 2024, versus net income of $2.8 million for the first quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $5.4 million for the first quarter of fiscal 2024, down 7.5% from $5.8 million from the same period in fiscal 2023. The decreases were primarily attributable to the adverse weather impact in the first quarter on revenue volumes and labor utilization, coupled with insurance cost inflation.

Other. Net income for Other activities was $0.1 million for the first quarter of fiscal 2024, compared to a net income of $4.6 million for the first quarter of fiscal 2023. The change in net income is primarily related to the change in warrant liability, as discussed above. There was no change in Adjusted EBITDA for our Other activities for the periods provided.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions. As of January 31, 2024, we had $14.7 million of cash and cash equivalents and $202.3 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $217.0 million.

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

Our working capital surplus as of January 31, 2024 was $7.3 million. We believe we have adequate coverage of our debt covenants.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the three months ended January 31, 2024 and 2023 were approximately $17.8 million and $17.1 million, respectively.

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

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of January 31, 2024 and October 31, 2023:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$13,021	$18,954
Senior notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			388,021	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,784)	(3,132)
Less: Current Portion			(13,021)	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,216	$371,868

On June 1, 2023, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder to $225.0 million, (2) increase the letter of credit sublimit to $22.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $75.0 million. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $0.5 million of debt issuance costs related to the June 1, 2023, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $0.5 million will be amortized from June 1, 2023 through June 1, 2028.

The outstanding balance under the ABL Facility as of January 31, 2024 was $13.0 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of January 31, 2024, the Company had $1.1 million in credit line reserves and a letter of credit balance of $8.5 million. As of January 31, 2024, we had $202.3 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.7 million as of January 31, 2024. See Note 8 for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the three months ended January 31, 2024 was $20.3 million. The Company had a net loss of $3.8 million, which included non-cash expense items of $13.4 million. In addition, we had cash outflows related to an increase to our working capital of $10.7 million. Working capital changes primarily include a decrease in receivables of $13.9 million, a decrease in inventory of $0.6 million, a decrease of $3.9 million in accounts payable, an increase in other operating assets of $0.6 million and a decrease in other operating liabilities of $0.6 million. The decrease in receivables is due to seasonal collection of receivables during the first quarter of fiscal year 2024. The decrease in accounts payable is driven by the timing of vendor payments. The increase in other assets is primarily due to the increase in sales tax receivable.

Net cash provided by operating activities during the three months ended January 31, 2023 was $17.9 million. The Company had net income of $6.5 million, which included non-cash expense items of $11.4 million. In addition, we had cash outflows related to a decrease to our working capital of $0.1 million. Working capital changes primarily include an increase to other operating assets of $7.3 million and a decrease of $4.0 million to accounts payable, offset by a decrease in receivables of $10.4 million, an increase in other operating liabilities of $1.9 million, and an increase in inventory of $1.0 million. The increase to prepaid expenses and other current assets is primarily due to timing of prepaid insurance, which is generally prepaid during the first quarter of fiscal year 2023. The decrease in accounts payable is driven by timing. The decrease in receivables is due to seasonal collection of receivables during the first quarter of fiscal year 2023, while the increase in other operating liabilities is primarily related to an increase in accrued interest and partially offset by lease payments of $1.4 million. The Company makes semiannual interest payments in February and August each year.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $16.5 million to fund investing activities during the three months ended January 31, 2024. The Company used $17.8 million for the purchase of property, plant and equipment, which was partially offset by $1.3 million in proceeds from the sale of property, plant and equipment.

We used $14.8 million to fund investing activities during the three months ended January 31, 2023. The Company used $17.1 million for the purchase of property, plant and equipment, which was partially offset by $2.3 million in proceeds from the sale of property, plant and equipment.

Cash flow provided by (used in) financing activities.

Net cash used in financing activities was $5.6 million for the three months ended January 31, 2024. Cash used in financing activities included $5.9 million in net payments under the Company's ABL Facility and $1.1 million in purchase of treasury stock, which included $0.2 million purchased under the share repurchase program and $0.9 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Net cash provided by financing activities was $6.7 million for the three months ended January 31, 2023. Financing activities during this period primarily included $5.5 million in purchase of treasury stock, which included $4.9 million purchased under the share repurchase program and $0.6 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards. In addition, cash used in financing activities included $1.2 million in net proceeds under the Company's ABL Facility

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, changes in the fair value of warrant liabilities, other income, net, goodwill and intangibles impairment and other adjustments. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods. Other adjustments include non-recurring expenses and non-cash currency gains/losses.

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses that was previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 18 in Part I, Item 1 of this report for more information. In addition, in order to appropriately distribute the use of corporate resources and better align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. As a result, segment results for prior periods have been reclassified to conform to our current period presentation. See the section “Adjusted EBITDA and Net Income/(Loss)” above for more information.

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

	Three Months Ended January 31,
(in thousands)	2024	2023
Consolidated
Net income (loss)	$(3,826)	$6,475
Interest expense and amortization of deferred financing costs	6,463	6,871
Income tax expense	(1,011)	644
Depreciation and amortization	14,097	14,449
EBITDA	15,723	28,439
Stock-based compensation	536	1,140
Change in fair value of warrant liabilities	(130)	(4,556)
Other expense (income), net	(39)	(21)
Other adjustments[1]	3,191	44
Adjusted EBITDA	$19,281	$25,046

U.S. Concrete Pumping
Net income (loss)	$(6,845)	$(793)
Interest expense and amortization of deferred financing costs	5,754	6,178
Income tax expense (benefit)	(2,103)	(284)
Depreciation and amortization	10,230	10,587
EBITDA	7,036	15,688
Stock-based compensation	536	1,140
Other expense (income), net	(19)	(10)
Other adjustments[1]	3,153	6
Adjusted EBITDA	$10,706	$16,824

[1] Other adjustments include the adjustment for non-recurring expenses and non-cash currency gains/losses. For the three months ended January 31, 2024, other adjustments includes a $3.5 million non-recurring charge related to sales tax litigation. See Note 13 in Part I, Item 1 of this report for more information.

U.K. Operations
Net income (loss)	$484	$(100)
Interest expense and amortization of deferred financing costs	709	693
Income tax expense (benefit)	176	(40)
Depreciation and amortization	1,808	1,827
EBITDA	3,177	2,380
Other expense (income), net	(13)	(6)
Other adjustments	38	38
Adjusted EBITDA	$3,202	$2,412

U.S. Concrete Waste Management Services
Net income	$2,405	$2,812
Income tax expense	916	968
Depreciation and amortization	2,059	2,035
EBITDA	5,380	5,815
Other expense (income), net	(7)	(5)
Adjusted EBITDA	$5,373	$5,810

Other
Net income (loss)	$130	$4,556
EBITDA	130	4,556
Change in fair value of warrant liabilities	(130)	(4,556)
Adjusted EBITDA	$-	$-

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Critical Accounting Policies and Estimates” section of our Annual Report. No modifications have been made during the three months ended January 31, 2024 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under “Commitments and Contingencies—Litigation” in note 13 of the notes to the consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2024, under our share repurchase program, we repurchased an aggregate of 36,094 shares of our common stock for a total of $0.2 million at an average price of $6.88 per share. The following table reflects issuer purchases of equity securities for the three months ended January 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (3,4)
November 1, 2023 - November 30, 2023	36,094		$6.88	36,094	$8,179,645
December 1, 2023 - December 31, 2023	109,178		7.79	-	8,179,645
January 1, 2024 - January 31, 2024	-		-	-	8,179,645
Total	145,272	[2]	$7.56	36,094	$8,179,645
(1)	In June 2022, our board of directors approved a share repurchase program, which was announced June 7, 2022, authorizing us to repurchase up to $10.0 million of our common stock from time to time through June 15, 2023. In January 2023, the board of directors of the Company approved a $10.0 million increase to the Company’s share repurchase program, which was announced January 23, 2023. This authorization was set to expire on March 31, 2024, but on January 4, 2024, the board of directors approved an extension of the authorization so that it will expire on March 31, 2025. In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company's share repurchase program, which was announced March 7, 2024. This authorization will expire on March 31, 2025.
(2)	Of the 145,272 shares included in this column, 36,094 were purchased under the purchase program and the remaining 109,178 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.
(3)	Includes commission cost.
(4)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

(c) The Company’s Chief Executive Officer, Bruce Young, currently has 736,810 stock options that will expire in February 2025. To ensure those options do not expire unexercised, Mr. Young adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Young’s Rule 10b5-1 Trading Plan was adopted on January 15, 2024, provides for the exercise and sale of 736,810 shares of common stock pursuant to the terms of the plan, and expires on February 5, 2025 or upon the earlier exercise of all 736,810 stock options.

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

Dated: March 7, 2024