Form 10-Q
period 2024-04-30
Concrete Pumping Holdings, Inc.
filed 2024-06-06
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 3, 2024, the registrant had 54,119,255 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED April 30, 2024

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of April 30,	As of October 31,
(in thousands, except per share amounts)	2024	2023

Current assets:
Cash and cash equivalents	$17,956	$15,861
Receivables, net of allowance for doubtful accounts of $1,056 and $978, respectively	56,909	62,976
Inventory	6,202	6,732
Prepaid expenses and other current assets	18,392	8,701
Total current assets	99,459	94,270

Property, plant and equipment, net	426,884	427,648
Intangible assets, net	112,756	120,244
Goodwill	222,295	221,517
Right-of-use operating lease assets	27,226	24,815
Other non-current assets	4,506	14,250
Deferred financing costs	1,587	1,781
Total assets	$894,713	$904,525

Current liabilities:
Revolving loan	$16,428	$18,954
Operating lease obligations, current portion	4,673	4,739
Finance lease obligations, current portion	-	125
Accounts payable	8,417	8,906
Accrued payroll and payroll expenses	12,804	14,524
Accrued expenses and other current liabilities	35,956	34,750
Income taxes payable	1,695	1,848
Warrant liability, current portion	-	130
Total current liabilities	79,973	83,976

Long term debt, net of discount for deferred financing costs	372,564	371,868
Operating lease obligations, non-current	22,819	20,458
Finance lease obligations, non-current	-	50
Deferred income taxes	80,489	80,791
Other liabilities, non-current	5,567	14,142
Total liabilities	561,412	571,285

Commitments and contingencies (Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2024 and October 31, 2023	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 53,741,044 and 54,757,445 issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	6	6
Additional paid-in capital	384,585	383,286
Treasury stock	(18,131)	(15,114)
Accumulated other comprehensive loss	(2,932)	(5,491)
Accumulated deficit	(55,227)	(54,447)
Total stockholders' equity	308,301	308,240

Total liabilities and stockholders' equity	$894,713	$904,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2024	2023	2024	2023

Revenue	$107,062	$107,791	$204,773	$201,366

Cost of operations	65,295	64,317	129,692	121,438
Gross profit	41,767	43,474	75,081	79,928

General and administrative expenses	29,712	30,258	61,570	57,299
Income from operations	12,055	13,216	13,511	22,629

Other income (expense):
Interest expense and amortization of deferred financing costs	(6,873)	(7,348)	(13,336)	(14,219)
Change in fair value of warrant liabilities	-	1,172	130	5,728
Other income (expense), net	44	13	84	34
Total other expense	(6,829)	(6,163)	(13,122)	(8,457)

Income before income taxes	5,226	7,053	389	14,172

Income tax expense	2,180	1,465	1,169	2,109

Net income (loss)	3,046	5,588	(780)	12,063

Less accretion of liquidation preference on preferred stock	(430)	(427)	(870)	(868)

Income (loss) available to common shareholders	$2,616	$5,161	$(1,650)	$11,195

Weighted average common shares outstanding
Basic	53,430	53,330	53,501	53,468
Diluted	54,380	54,225	53,501	54,343

Net income (loss) per common share
Basic	$0.05	$0.09	$(0.03)	$0.20
Diluted	$0.05	$0.09	$(0.03)	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$3,046	$5,588	$(780)	$12,063

Other comprehensive income:
Foreign currency translation adjustment	(1,529)	1,678	2,559	6,730

Total comprehensive income	$1,517	$7,266	$1,779	$18,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2024	53,870,084	$6	$383,822	$(16,212)	$(1,403)	$(58,273)	$307,940
Stock-based compensation expense	-	-	737	-	-	-	737
Forfeiture/cancellation of restricted stock	-	-	-	-	-	-	-
Shares issued under stock-based program	124,353	-	26	-	-	-	26
Treasury shares purchased for tax withholding	(82,364)	-	-	(650)	-	-	(650)
Treasury shares purchased under share repurchase program	(171,029)	-	-	(1,269)	-	-	(1,269)
Net income	-	-	-	-	-	3,046	3,046
Foreign currency translation adjustment	-	-	-	-	(1,529)	-	(1,529)
Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2023	55,407,330	$6	$380,535	$(10,105)	$(4,176)	$(79,762)	$286,498
Stock-based compensation expense	-	-	1,064	-	-	-	1,064
Forfeiture/cancellation of restricted stock	-	-	-	-	-	-	-
Shares issued under stock-based program	15,783	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(68,009)	-	-	(467)	-	-	(467)
Treasury shares purchased under share repurchase program	(339,532)	-	-	(2,322)	-	-	(2,322)
Net income	-	-	-	-	-	5,588	5,588
Foreign currency translation adjustment	-	-	-	-	1,678	-	1,678
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	1,273	-	-	-	1,273
Forfeiture/cancellation of restricted stock	(750,585)	-	-	-	-	-	-
Shares issued under stock-based program	132,849	-	26	-	-	-	26
Treasury shares purchased for tax withholding	(191,542)	-	-	(1,500)	-	-	(1,500)
Treasury shares purchased under share repurchase program	(207,123)	-	-	(1,517)	-	-	(1,517)
Net income	-	-	-	-	-	(780)	(780)
Foreign currency translation adjustment	-	-	-	-	2,559	-	2,559
Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	2,204	-	-	-	2,204
Forfeiture/cancellation of restricted stock	(1,312)	-	-	-	-	-	-
Shares issued under stock-based program	41,047	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(150,365)	-	-	(1,040)	-	-	(1,040)
Treasury shares purchased under share repurchase program	(1,099,989)	-	-	(7,245)	-	-	(7,245)
Net income	-	-	-	-	-	12,063	12,063
Foreign currency translation adjustment	-	-	-	-	6,730	-	6,730
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2024	2023
Net income (loss)	$(780)	$12,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash operating lease expense	2,567	2,317
Foreign currency adjustments	(451)	(1,106)
Depreciation	20,565	19,523
Deferred income taxes	(590)	1,128
Amortization of deferred financing costs	890	957
Amortization of intangible assets	7,771	9,647
Stock-based compensation expense	1,273	2,204
Change in fair value of warrant liabilities	(130)	(5,728)
Net gain on the sale of property, plant and equipment	(1,147)	(640)
Other operating activities	65	(70)
Net changes in operating assets and liabilities:
Receivables	6,279	867
Inventory	612	(681)
Other operating assets	(2,420)	(3,216)
Accounts payable	(1,218)	(1,112)
Other operating liabilities	(3,841)	(5,061)
Net cash provided by operating activities	29,445	31,092

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,817)	(34,745)
Proceeds from sale of property, plant and equipment	5,236	4,416
Purchases of intangible assets	-	(800)
Net cash used in investing activities	(23,581)	(31,129)

Cash flows from financing activities:
Proceeds on revolving loan	167,611	174,504
Payments on revolving loan	(170,138)	(167,213)
Purchase of treasury stock	(3,017)	(8,285)
Other financing activities	1,409	(58)
Net cash used in financing activities	(4,135)	(1,052)
Effect of foreign currency exchange rate changes on cash	366	250
Net increase (decrease) in cash and cash equivalents	2,095	(839)
Cash and cash equivalents:
Beginning of period	15,861	7,482
End of period	$17,956	$6,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the "Company") is a Delaware corporation headquartered in Thornton, Colorado. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. ("Brundage-Bone"), Camfaud Group Limited ("Camfaud") and Eco-Pan, Inc. ("Eco-Pan").

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 100 branch locations across approximately 21 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to condensed consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2023 ("Annual Report"). During the six months ended April 30, 2024, there were no changes to those accounting policies.

Basis of presentation

Our condensed consolidated balance sheet as of October 31, 2023, which was derived from our audited condensed consolidated financial statements and our unaudited interim condensed consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The enclosed statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2023.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The table below summarizes our revenues as presented in our unaudited consolidated statements of operations for the periods ended  April 30, 2024 and 2023 by revenue type:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023
Service revenue	$98,729	$100,816	$188,686	$187,182
Lease fixed revenue	3,111	2,813	6,315	5,968
Lease variable revenue	5,222	4,162	9,772	8,216
Total revenue	$107,062	$107,791	$204,773	$201,366

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

Newly adopted accounting pronouncements

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) ("ASU 2016-13") - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions (known as the current expected credit loss ("CECL") model). Under the new guidance, the Company recognizes an allowance for its estimate of expected credit losses over the entire contractual term of its receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. The Company’s receivables are in scope for CECL. At the point that these receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This ASU is effective for smaller reporting companies with fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted CECL as of November 1, 2023 for fiscal year ending October 31, 2024. The adoption of CECL did not have a material impact on the condensed consolidated financial statements and related disclosures or the existing internal controls because the Company’s accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

Recently issued accounting pronouncements not yet effective

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of  April 30, 2024 and October 31, 2023 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of April 30,		As of October 31,
	2024		2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$368,438	$375,000	$353,438

Warrants

At  October 31, 2023, there were 13,017,677 public warrants and no private warrants outstanding. The warrants expired on December 6, 2023 and there were no amounts outstanding as of April 30, 2024.

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

Note 4. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of April 30, 2024 and  October 31, 2023 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$11,150	$3,802
Prepaid insurance	3,702	1,611
Prepaid licenses and deposits	1,248	810
Prepaid rent	117	629
Other current assets and prepaids	2,175	1,849
Total prepaid expenses and other current assets	$18,392	$8,701

Note 5. Property, Plant and Equipment

The significant components of property, plant and equipment as of April 30, 2024 and  October 31, 2023 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Land, building and improvements	$32,440	$29,338
Finance leases—land and buildings	-	828
Machinery and equipment	530,255	517,514
Transportation equipment	10,311	9,306
Furniture and office equipment	3,913	3,817
Property, plant and equipment, gross	576,919	560,803
Less accumulated depreciation	(150,035)	(133,155)
Property, plant and equipment, net	$426,884	$427,648

For the three and six months ended April 30, 2024 and 2023, depreciation expense is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023
Cost of operations	$9,784	$9,261	$19,397	$18,322
General and administrative expenses	579	608	1,168	1,201
Total depreciation expense	$10,363	$9,869	$20,565	$19,523

Note 6. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the six months ended April 30, 2024. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  April 30, 2024 and  October 31, 2023:

	As of April 30,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.6	$195,126	$-	$(137,408)	$1,032	$58,750
Trade name	4.6	5,097	-	(2,910)	229	2,416
Assembled workforce	1.0	1,650	-	(1,247)	-	403
Noncompete agreements	3.4	1,200	-	(513)	-	687
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(142,078)	$1,261	$112,756

	As of October 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.1	$195,126	$-	$(130,295)	$832	$65,663
Trade name	5.1	5,097	-	(2,645)	146	2,598
Assembled workforce	1.4	1,650	-	(972)	-	678
Noncompete agreements	3.9	1,200	-	(395)	-	805
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(134,307)	$978	$120,244

Amortization expense for the three months ended  April 30, 2024 and 2023 was $3.9 million and $4.8 million, respectively. Amortization expense for the six months ended April 30, 2024 and 2023 was $7.8 million and $9.6 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the six months ended April 30, 2024 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2023	$147,482	$24,902	$49,133	$221,517
Foreign currency translation	-	778	-	778
Balance at April 30, 2024	$147,482	$25,680	$49,133	$222,295

Note 7. Other Non-Current Assets

The significant components of other non-current assets as of  April 30, 2024 and  October 31, 2023 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$4,124	$13,822
Other non-current assets	382	428
Total other non-current assets	$4,506	$14,250

Note 8. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  April 30, 2024 and October 31, 2023:

			April 30,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$16,428	$18,954
Senior notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			391,428	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,436)	(3,132)
Less: Current portion			(16,428)	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,564	$371,868

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the "Senior Notes") issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other lenders party thereto, which originally provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors").

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

The outstanding principal amount of the Senior Notes as of April 30, 2024 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

The outstanding balance under the ABL Facility as of  April 30, 2024 was $16.4 million and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of April 30, 2024 the Company had $1.1 million in credit line reserves and a letter of credit balance of $8.5 million.

As of April 30, 2024 we had $198.9 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.6 million as of April 30, 2024.

As of  April 30, 2024 and October 31, 2023, the weighted average interest rate for borrowings under the ABL Facility was 8.9% and 7.9% respectively.

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of  April 30, 2024 and October 31, 2023:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Accrued vacation	$3,224	$2,982
Accrued payroll	3,910	3,960
Accrued bonus	4,302	5,368
Accrued employee-related taxes	1,333	1,892
Other accrued	35	322
Total accrued payroll and payroll expenses	$12,804	$14,524

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of April 30, 2024 and October 31, 2023:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Accrued self-insured commercial liabilities	$18,600	$11,087
Accrued self-insured health liabilities	2,526	2,269
Accrued interest	5,764	5,775
Accrued equipment purchases	1,700	8,545
Accrued property, sales and use tax	2,974	1,791
Accrued professional fees	1,058	1,429
Other	3,334	3,854
Total accrued expenses and other liabilities	$35,956	$34,750

Note 11. Other Liabilities, Non-Current

The following table summarizes other non-current liabilities as of April 30, 2024 and October 31, 2023:

	As of April 30,	As of October 31,
(in thousands)	2024	2023
Self-insured commercial liability	$4,349	$14,140
Other	1,218	2
Total other non-current liabilities	$5,567	$14,142

Note 12. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and six months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023

Income before income taxes	$5,226	$7,053	$389	$14,172

Income tax expense	$2,180	$1,465	$1,169	$2,109

The effective tax rate for the three and six months ended April 30, 2024 and 2023 was primarily impacted by excess tax deficiencies from share-based compensation and the change in fair value of warrant liabilities, respectively.

Note 13. Commitments and Contingencies

Insurance

Commercial Self-Insured Losses

The Company retains a significant portion of the risk for workers' compensation, automobile, and general liability losses ("self-insured commercial liability"). Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Amounts estimated to be paid within one year have been included in accrued expenses and other current liabilities, with the remainder included in other liabilities, non-current on the condensed consolidated balance sheets. Insurance claims receivables that are expected to be received from third-party insurance within one year have been included in prepaid expenses and other current assets, with the remainder included in other non-current assets on the condensed consolidated balance sheets.

The following table summarizes as of  April 30, 2024 and  October 31, 2023 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of April 30, 2024	As of October 31, 2023
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$18,600	$11,087
Self-insured commercial liability, non-current	Other liabilities, non-current	4,349	14,140
Total self-insured commercial liabilities		$22,949	$25,227

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$11,150	$3,802
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	4,124	13,822
Total expected recoveries related to self-insured commercial liabilities		$15,274	$17,625

Total self-insured commercial liability, net of expected recoveries		$7,675	$7,602

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third-party administrator for tasks including, but not limited to, processing claims and remitting benefits. As of  April 30, 2024 and  October 31, 2023, the Company had accrued $1.5 million and $1.2 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company contracts with a third-party administrator to process claims and remit benefits. The third-party administrator requires the Company to maintain a bank account to facilitate the administration of claims.

Litigation

The Company is currently involved in certain legal proceedings and other disputes with third parties that have arisen in the ordinary course of business. Management believes that the outcomes of these matters will not have a material impact on the Company’s financial statements and does not believe that any amounts need to be recorded for contingent liabilities in the Company’s condensed consolidated balance sheet.

Washington Department of Revenue Sales Tax Issue

Historically, the Company has not charged sales tax to its Washington State customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. Effective April 1, 2020, the state of Washington Department of Revenue ("DOR") published a rule which amended Washington Administrative Code 458-20-211, otherwise known as Rule 211, by designating sales of stand-alone concrete pumping services as solely retail transactions. The Company sought to strongly defend its position that no sales tax should be charged for customers that provide a reseller certificate. As such, for the period from April 1, 2020 through January 31, 2024, the Company did not charge sales tax where its customers provide a reseller certificate and petitioned for declaratory relief from the amended rule.

In February 2023, the Company received an adverse ruling from the Thurston County superior court regarding its position, which it appealed. In February 2024, oral arguments were heard in the Court of Appeals in Tacoma and the Company received an unfavorable judgement during the same month. As of October 31, 2023, no liability had been recorded in connection with this contingency as a loss was not deemed probable at that time. However, as a result of the unfavorable judgment in February 2024, the Company concluded loss is probable and therefore recorded a loss of $3.5 million in the quarter ended January 31, 2024. The loss is included in general and administrative expenses in the Company’s condensed consolidated financial statements for the six months ended April 30, 2024. During the quarter ended January 31, 2024, the Company made a payment of $1.8 million to the DOR. Beginning with the second quarter of fiscal year 2024, the Company started assessing sales tax related to its customers in the state of Washington.

Letters of credit

The ABL Facility provides for up to $22.5 million of standby letters of credit. As of April 30, 2024, total outstanding letters of credit totaled $8.5 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the Board without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by the Company's management.

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and six months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except price per share)	2024	2023	2024	2023
Shares repurchased	171	340	207	1,100
Total cost of shares repurchased	$1,269	$2,322	$1,517	$7,245
Average price per share	$7.42	$6.84	$7.33	$6.59

Note 15. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023
Compensation expense – stock options	$83	$123	$143	$255
Compensation expense – restricted stock awards	654	941	1,130	1,949
Total	$737	$1,064	$1,273	$2,204

Note 16. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and six months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss) (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$3,046	$5,588	$(780)	$12,063
Less: Accretion of liquidation preference on preferred stock	(430)	(427)	(870)	(868)
Less: Undistributed earnings allocated to participating securities	(38)	(184)	-	(418)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$2,578	$4,977	$(1,650)	$10,777
Add back: Undistributed earning allocated to participating securities	38	184	-	418
Less: Undistributed earnings reallocated to participating securities	(37)	(181)	-	(412)
Numerator for diluted earnings (loss) per share	$2,579	$4,980	$(1,650)	$10,783

Weighted average shares (denominator):
Weighted average shares - basic	53,430	53,330	53,501	53,468
Weighted average shares - diluted	54,380	54,225	53,501	54,343

Basic earnings (loss) per share	$0.05	$0.09	$(0.03)	$0.20
Diluted earnings (loss) per share	$0.05	$0.09	$(0.03)	$0.20

Certain outstanding stock awards and options, preferred stock and warrants were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive. For the three months ended April 30, 2024, 0.5 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded.

For the six months ended April 30, 2024, 1.9 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded.

For the three and six months ended April 30, 2023, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, 1.2 million in outstanding stock awards and 2.5 million shares of Series A Preferred Stock were excluded.

Note 17. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the six months ended April 30, 2024 and 2023:

	Six Months Ended April 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$2,561	$3,017
Cash paid for interest	$12,244	$13,000
Cash paid (refunded) for income taxes	$1,787	$(182)

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$5,362	$3,658

The table below shows property, plant and equipment acquired but not yet paid for as of  April 30, 2024 and 2023:

	As of April 30,
(in thousands)	2024	2023
Beginning of period:
PP&E acquired but not yet paid	$9,484	$8,882

End of period:
PP&E acquired but not yet paid	$2,325	$2,566

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

The table below shows changes from the recast of segment results for the three and six months ended April 30, 2023:

	Three Months Ended April 30, 2023		Six Months Ended April 30, 2023
(in thousands)	U.S. Concrete Pumping	Other	U.S. Concrete Pumping	Other
As Previously Reported
Depreciation and amortization	$10,592	$215	$20,966	$428
Segment EBITDA	$17,787	$1,797	$32,850	$6,978

Recast Adjustment
Depreciation and amortization	$215	$(215)	$428	$(428)
Segment EBITDA	$625	$(625)	$1,250	$(1,250)

Current Report As Adjusted
Depreciation and amortization	$10,807	$-	$21,394	$-
Segment EBITDA	$18,412	$1,172	$34,100	$5,728

The U.S. and U.K. regions each individually accounted for more than 10% of the Company's revenue for the periods presented.

The following provides operating information about the Company's reportable segments and geographic locations for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023
Revenue
U.S. Concrete Pumping	$74,617	$78,386	$141,300	$145,573
U.K. Operations	15,547	15,239	30,955	27,947
U.S. Concrete Waste Management Services - Third parties	16,898	14,166	32,518	27,846
U.S. Concrete Waste Management Services - Intersegment	144	2	244	94
Intersegment eliminations	(144)	(2)	(244)	(94)
Reportable segment revenue	$107,062	$107,791	204,773	201,366

EBITDA
U.S. Concrete Pumping	$15,979	$18,412	$23,016	$34,100
U.K. Operations	4,171	3,808	7,348	6,188
U.S. Concrete Waste Management Services	6,188	5,730	11,568	11,545
Reportable segment EBITDA	26,338	27,950	41,932	51,833
Interest expense and amortization of deferred financing costs	(6,873)	(7,348)	(13,336)	(14,219)
Reportable depreciation and amortization	(14,239)	(14,721)	(28,337)	(29,170)
Other	-	1,172	130	5,728
Total income (loss) before income taxes	$5,226	$7,053	$389	$14,172

Depreciation and amortization
U.S. Concrete Pumping	$10,270	$10,807	$20,500	$21,394
U.K. Operations	1,849	1,849	3,657	3,676
U.S. Concrete Waste Management Services	2,120	2,065	4,180	4,100
Total depreciation and amortization	$14,239	$14,721	$28,337	$29,170

Interest expense and amortization of deferred financing costs
U.S. Concrete Pumping	$6,193	$6,648	$11,947	$12,826
U.K. Operations	680	700	1,389	1,393
Total interest expense and amortization of deferred financing costs	$6,873	$7,348	$13,336	$14,219

Revenue by geography
U.S.	$91,515	$92,552	$173,818	$173,419
U.K.	15,547	15,239	30,955	27,947
Total revenue	$107,062	$107,791	$204,773	$201,366

Total capital expenditures
U.S. Concrete Pumping	$5,759	$14,034	$13,691	$20,675
U.K. Operations	2,157	$1,732	6,384	8,901
U.S. Concrete Waste Management Services	3,052	$1,838	6,099	5,129
Reportable segment capital expenditures	10,968	17,604	26,174	34,705
Other	83	21	2,643	40
Total capital expenditures	$11,051	$17,625	$28,817	$34,745

The Company does not disclose total assets by segment as such information is not provided to the CODM. The total assets by geographic location is provided to the CODM and is presented below. Total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	April 30,	October 31,
(in thousands)	2024	2023
Total Assets
U.S.	$764,375	$785,402
U.K.	130,338	119,123
Total Assets	$894,713	$904,525

Property, plant and equipment, net
U.S.	$366,069	$371,689
U.K.	60,815	55,959
Property, plant and equipment, net	$426,884	$427,648

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the "Company", "we", "us" or "our") condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. All references to "Notes" in this Item 2 of Part I refer to the notes to condensed consolidated financial statements included in Item 1 of Part I of this report. All references to "Annual Report" refers to our Form 10-K for the year ended October 31, 2023 filed with the SEC on January 16, 2024.

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Quarterly Report on Form 10-Q ("Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as "likely," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or "views" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	our ability to maintain effective internal controls necessary to provide reliable financial reports;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation and other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition; and
●	other factors as described in the section entitled "Risk Factors" in our Annual Report.

Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be considered.

Business Overview

The Company is a Delaware corporation headquartered in Thornton, Colorado. The unaudited condensed consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. ("Brundage-Bone"), Camfaud Group Limited ("Camfaud") and Eco-Pan, Inc. ("Eco-Pan").

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

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 100 branch locations across approximately 21 states with their corporate headquarters in Thornton, Colorado.

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

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider in the U.K. Our U.K. core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and six months ended April 30, 2024 and 2023.

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

The tables included in the period-to-period comparisons below provide summaries of our revenue, gross profit and net income for our business segments for the three months ended April 30, 2024 and 2023.

Revenue

	Three Months Ended April 30,		Change
(in thousands)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$74,617	$78,386	$(3,769)	(4.8)%
U.K. Operations	15,547	15,239	308	2.0%
U.S. Concrete Waste Management Services - Third parties	16,898	14,166	2,732	19.3%
U.S. Concrete Waste Management Services - Intersegment	144	2	142	*
Intersegment eliminations	(144)	(2)	(142)	*
Reportable segment revenue	$107,062	$107,791	$(729)	(0.7)%

*Change is not meaningful

Total revenue. Total revenues were $107.1 million for the three months ended April 30, 2024 compared to $107.8 million for the three months ended April 30, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 4.8%, or $3.8 million, from $78.4 million in the second quarter of fiscal 2023 to $74.6 million for the second quarter of fiscal 2024 primarily attributable to a decrease in volumes driven by (1) a general slowdown in commercial construction work, mostly due to the impact from rising interest rates, (2) oversaturation of concrete pumps in certain markets and (3) higher than normal precipitation throughout the quarter, specifically in the Company's Texas, Arizona, Nevada, California and Colorado markets.

U.K. Operations. Revenue for our U.K. Operations segment increased by 2.0%, or $0.3 million, from $15.2 million in the second quarter of fiscal 2023 to $15.5 million for the second quarter of fiscal 2024. Excluding the impact from foreign currency translation, revenue was down 1% year-over-year.

U.S. Concrete Waste Management Services. Third-party revenue for the U.S. Concrete Waste Management Services segment improved by 19.3%, or $2.7 million, from $14.2 million in the second quarter of fiscal 2023 to $16.9 million for the second quarter of fiscal 2024. The increase in revenue was driven by robust organic growth and pricing improvements.

Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$41,767	$43,474	$(1,707)	(3.9)%
Gross Margin	39.0%	40.3%

Gross margin. Our gross margin for the second quarter of fiscal 2024 was 39.0% compared to 40.3% in the second quarter of fiscal 2023. The slight decrease in our gross margin was primarily related to lower revenue in our U.S. Concrete Pumping segment, decreased labor utilization driven by the reduced revenue in our U.S. Concrete Pumping segment and inflationary increases in commercial insurance premium costs. These amounts were partially offset by improved repair and maintenance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the second quarter of fiscal 2024 were $29.7 million, a decrease of $0.5 million from $30.2 million in the second quarter of fiscal 2023. G&A expenses as a percent of revenue were 27.7% for the second quarter of fiscal 2024 compared to 28.0% for the same period a year ago. The decrease in G&A expenses was largely due to (1) non-cash decreases in amortization expense of $0.9 million and stock-based compensation of $0.3 million, and (2) higher gain on sales of assets of $0.7 million. These decreases were mostly offset by higher labor costs of approximately $1.1 million as a result of wage inflation in the United States.

For the second quarter of fiscal 2024, excluding amortization of intangible assets of $3.9 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.7 million, G&A expenses were $24.5 million (22.9% of revenue). For the second quarter of fiscal 2023, excluding amortization of intangible assets of $4.9 million, depreciation expense of $0.6 million and stock-based compensation expense of $1.1 million G&A expenses were $23.7 million (22.0% of revenue). This increase of $0.8 million is primarily due to the increases in labor costs, as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the second quarter of fiscal 2024 was $6.9 million, down $0.4 million from $7.3 million in the second quarter of fiscal 2023. The decrease was primarily attributable to a lower average ABL revolver draw during the fiscal 2024 second quarter as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the three months ended April 30, 2024 the Company did not recognize a gain or loss on the fair value remeasurement of our liability-classified warrants. During the three months ended April 30, 2023 the Company recognized a $1.2 million gain on the fair value measurement of our liability-classified warrants. The decline in the fair value remeasurement of the public warrants is due to the Company's share price trading below the exercise price as the warrants were closer to expiring in December 2023. On December 6, 2023, we announced the expiration of the Company's 13,017,677 warrants, as such they are no longer recognized as a liability on the condensed consolidated balance sheet as of April 30, 2024.

Income tax expense

Income tax expense. For the second fiscal quarter ended April 30, 2024 the Company recorded income tax expense of $2.2 million on pretax income of $5.2 million. For the same quarter a year ago, the Company recorded an income tax expense of $1.5 million on pretax income of $7.1 million. The comparability of effective tax rates between both periods was primarily impacted by (1) excess tax deficiencies from share-based compensation in the three months ended April 30, 2024 and (2) the warrants fair value activity in the three months ended April 30, 2023, as it is not recognized for tax purposes.

Six Months Ended April 30, 2024 Compared to the Six Months Ended April 30, 2023

The tables included in the period-to-period comparisons below provide summaries of our revenue and gross profit for our business segments for the six months ended April 30, 2024 and 2023.

Revenue

	Six Months Ended April 30,		Change
(in thousands)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$141,300	$145,573	$(4,273)	(2.9)%
U.K. Operations	30,955	27,947	3,008	10.8%
U.S. Concrete Waste Management Services - Third parties	32,518	27,846	4,672	16.8%
U.S. Concrete Waste Management Services - Intersegment	244	94	150	*
Intersegment eliminations	(244)	(94)	(150)	*
Reportable segment revenue	$204,773	$201,366	$3,407	1.7%

*Change is not meaningful

Total revenue. Total revenues were $204.8 million for the six months ended April 30, 2024 compared to $201.4 million for the six months ended April 30, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 2.9%, or $4.3 million, from $145.6 million for the six months ended April 30, 2023 to $141.3 million for the six months ended April 30, 2024 primarily attributable to (1) a general slowdown in commercial construction work, mostly due to the impact from rising interest rates, (2) oversaturation of concrete pumps in certain markets, and (3) higher than normal precipitation for the six months ended April 30, 2024.

U.K. Operations. Revenue for our U.K. Operations segment increased by 10.8%, or $3.0 million, from $27.9 million for the six months ended April 30, 2023 to $30.9 million for the six months ended April 30, 2024. Excluding the impact from foreign currency translation, revenue was up 6.6% year-over-year. The increase in revenue was primarily attributable to pricing improvements.

U.S. Concrete Waste Management Services. Third-party revenue for the U.S. Concrete Waste Management Services segment increased by 16.8%, or $4.7 million, from $27.8 million for the six months ended April 30, 2023 to $32.5 million for the six months ended April 30, 2024. The increase in revenue was driven by robust organic growth and pricing improvements against a backdrop of adverse weather.

Gross Profit and Gross Margin

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$75,081	$79,928	$(4,847)	(6.1)%
Gross Margin	36.7%	39.7%

Gross margin. Our gross margin for the six months ended April 30, 2024 was 36.7% compared to 39.7% in the six months ended April 30, 2023. The decrease in our gross margin was primarily related to lower revenue in our U.S. Concrete Pumping segment, decreased labor utilization driven by the reduced revenue in our U.S. Concrete Pumping segment and inflationary increases in commercial insurance premium costs. These amounts were partially offset by improved fuel expense and lower repair and maintenance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the six months ended April 30, 2024 were $61.6 million, an increase of $4.3 million from $57.3 million for the six months ended April 30, 2023. G&A expenses as a percent of revenue were 30.1% for the six months ended April 30, 2024 compared to 28.4% for the same period a year ago. The increase in G&A expenses was largely due to (1) a non-recurring charge of $3.5 million in the first quarter of 2024 as a result of a recent adverse court ruling related to sales tax in Washington State, as further described in Note 13 in Part I, Item 1 of this report for more information, and (2) higher labor and health insurance costs of approximately $3.6 million as a result of  wage inflation coupled with limited headcount growth. These increases were partially offset by non-cash decreases in amortization expense of $1.9 million and stock-based compensation expense of $0.9 million.

For the six months ended April 30, 2024, excluding amortization of intangible assets of $7.8 million, depreciation expense of $1.1 million, stock-based compensation expense of $1.3 million and the non-recurring $3.5 million sales tax litigation-related charge, G&A expenses were $47.9 million (23.4% of revenue). For the six months ended April 30, 2023, excluding amortization of intangible assets of $9.6 million, depreciation expense of $1.2 million and stock-based compensation expense of $2.2 million, G&A expenses were $44.3 million (22.0% of revenue). The increase of $3.6 million was primarily due to the higher labor and increased health insurance costs as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the six months ended April 30, 2024 was $13.3 million, down $0.9 million from $14.2 million for the six months ended April 30, 2023. The decrease was primarily attributable to a lower average ABL revolver draw during the first and second quarter of fiscal 2024 as compared to the same quarters a year ago.

Change in fair value of warrant liabilities. During the six months ended April 30, 2024, the Company recognized a $0.1 million gain on the fair value remeasurement of our liability-classified warrants. During the six months ended April 30, 2023 the Company recognized a $5.7 million gain on the fair value measurement of our liability-classified warrants. The decline in the fair value remeasurement of the public warrants is due to the Company's share price trading below the exercise price as the warrants were closer to expiring in December 2023. On December 6, 2023, we announced the expiration of the Company's 13,017,677 warrants. As such they were no longer recognized as a liability on the condensed consolidated balance sheet as of April 30, 2024.

Income tax expense

Income tax expense. For the six months ended April 30, 2024, the Company recorded income tax expense of $1.2 million on pretax income of $0.4 million. For the same period a year ago, the Company recorded income tax expense of $2.1 million on pretax income of $14.2 million. The comparability of effective tax rates between both periods was primarily impacted by (1) excess tax deficiencies from share-based compensation in the six months ended April 30, 2024 and (2) the warrants fair value activity in the six months ended April 30, 2023, as it is not recognized for tax purposes.

The effective tax rate for the three and six months ended April 30, 2024 and 2023 was primarily impacted by excess tax deficiencies from share-based compensation and the change in fair value of warrant liabilities, respectively.

Adjusted EBITDA and Net Income/(Loss)

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses, which were previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company allocates its resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 18 in Part I, Item 1 of this report for more information. In addition, in order to appropriately distribute the use of corporate resources and better align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. The Company recast segment results for the three and six months ended April 30, 2023 are below:

	Three Months Ended April 30, 2023				Six Months Ended April 30, 2023
(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other
As Previously Reported
Net income (loss)	$450	$933	$2,728	$1,477	$(650)	$833	$5,540	$6,340
Income tax expense	97	326	937	105	(292)	286	1,905	210
Depreciation and amortization	10,592	1,849	2,065	215	20,966	3,676	4,100	428
EBITDA	17,787	3,808	5,730	1,797	32,850	6,188	11,545	6,978
Other Adjustments	(1,729)	800	737	-	(3,237)	1,612	1,474	-
Adjusted EBITDA	17,140	4,597	6,471	625	31,828	7,783	13,018	1,250

Recast Adjustment
Net income (loss)	$305	$-	$-	$(305)	$612	$-	$-	$(612)
Income tax expense (benefit)	105	-	-	(105)	210	-	-	(210)
Depreciation and amortization	215	-	-	(215)	428	-	-	(428)
EBITDA	625	-	-	(625)	1,250	-	-	(1,250)
Other Adjustments	1,511	(774)	(737)	-	3,022	(1,548)	(1,474)	-
Adjusted EBITDA	2,136	(774)	(737)	(625)	4,272	(1,548)	(1,474)	(1,250)

Current Report As Adjusted
Net income	$755	$933	$2,728	$1,172	$(38)	$833	$5,540	$5,728
Income tax expense	202	326	937	-	(82)	286	1,905	-
Depreciation and amortization	10,807	1,849	2,065	-	21,394	3,676	4,100	-
EBITDA	18,412	3,808	5,730	1,172	34,100	6,188	11,545	5,728
Other Adjustments	(218)	26	-	-	(215)	64	-	-
Adjusted EBITDA	19,276	3,823	5,734	-	36,100	6,235	11,544	-

	Net Income (Loss)		Adjusted EBITDA
	Three Months Ended April 30,		Three Months Ended April 30,		Change
(in thousands, except percentages)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$(999)	$755	$17,223	$19,276	$(2,053)	(10.7)%
U.K. Operations	1,044	933	4,137	3,823	314	8.2%
U.S. Concrete Waste Management Services	3,001	2,728	6,188	5,734	454	7.9%
Other	-	1,172	-	-	-	0.0%
Total	$3,046	$5,588	$27,548	$28,833	$(1,285)	(4.5)%

	Net Income (Loss)		Adjusted EBITDA
	Six Months Ended April 30,		Six Months Ended April 30,		Change
(in thousands)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$(7,843)	$(38)	$27,930	$36,100	$(8,170)	(22.6)%
U.K. Operations	1,527	833	7,339	6,235	1,104	17.7%
U.S. Concrete Waste Management Services	5,406	5,540	11,561	11,544	17	0.1%
Other	130	5,728	-	-	-	0.0%
Total	$(780)	$12,063	$46,830	$53,879	$(7,049)	(13.1)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $1.0 million for the second quarter of fiscal 2024, versus net income of $0.8 million for the second quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $17.2 million for the second quarter of fiscal 2024, down 10.7% from $19.3 million for the same period in fiscal 2023.

Net loss for our U.S. Concrete Pumping segment was $7.8 million for the six months ended April 30, 2024, versus net loss of $0.0 million for the six months ended April 30, 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $27.9 million for the six months ended April 30, 2024, down 22.6% from $36.1 million for the same period in fiscal 2023.

The decreases in net income and Adjusted EBITDA for both periods were primarily attributable to lower revenue volumes, decreased labor utilization driven by the reduced revenue, and inflationary increases in commercial insurance.

U.K. Operations. Net income for our U.K. Operations segment was $1.0 million for the second quarter of fiscal 2024, versus net income of $0.9 million for the second quarter of fiscal 2023. Adjusted EBITDA for our U.K. Operations segment was $4.1 million for the second quarter of fiscal 2024, up 8.2% from $3.8 million from the same period in fiscal 2023. The increases were primarily attributable to the year-over-year improvement in revenue and reductions in fuel and repair costs.

Net income for our U.K. Operations segment was $1.5 million for the six months ended April 30, 2024, versus net income of $0.8 million for the six months ended April 30, 2023. Adjusted EBITDA for our U.K. Operations segment was $7.3 million for the six months ended April 30, 2024, up 17.7% from $6.2 million for the six months ended April 30, 2023. The increases were primarily attributable to the year-over-year improvement in revenue, improved labor utilization and reductions in fuel and repair costs.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $3.0 million for the second quarter of fiscal 2024, versus net income of $2.7 million for the second quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $6.2 million for the second quarter of fiscal 2024, up 7.9% from $5.7 million for the same period in fiscal 2023. The increases were attributable to the significant increase in revenue that was partially offset by inflationary increases in labor and commercial insurance costs and higher corporate allocations.

Net income for our U.S. Concrete Waste Management Services segment was $5.4 million for the six months ended April 30, 2024, versus net income of $5.5 million for the six months ended April 30, 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $11.6 million for the six months ended April 30, 2024, up 0.1% from $11.5 million for the six months ended April 30, 2023. The slight increase in Adjusted EBITDA was primarily driven by the increase in revenue that was mostly offset by adverse weather impacts in the first quarter on labor utilization, coupled with commercial insurance cost inflation and higher corporate allocations.

Other. There was no net income for Other activities for the second quarter of fiscal 2024, compared to a net income of $1.2 million for the second quarter of fiscal 2023. The change in net income is related to the change in warrant liability, as discussed above.

Net income for Other activities was $0.1 million for the six months ended April 30, 2024, compared to a net income of $5.7 million for the six months ended April 30, 2023. The change in net income is related to the change in warrant liability, as discussed above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions. As of April 30, 2024, we had $18.0 million of cash and cash equivalents and $198.9 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $216.9 million.

We may from time to time seek to retire or pay down borrowings on the outstanding balance of our ABL Facility or Senior Notes using cash on hand. Such repayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders and the incurrence of additional debt could restrict our operations.

Material Cash Requirements

Our principal uses of cash historically have been to fund operating activities and working capital, purchases of property and equipment, strategic acquisitions, fund payments due under facility operating and finance leases, share repurchases and to meet debt service requirements.

Our working capital surplus as of April 30, 2024 was $19.5 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the six months ended April 30, 2024 and 2023 were approximately $28.8 million and $34.7 million, respectively.

To service our debt, we require a significant amount of cash. Our ability to pay interest and principal on our indebtedness will depend upon our future operating performance and the availability of borrowings under the ABL Facility and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash and available borrowings under the ABL Facility will be adequate to service our debt and meet our future liquidity needs for the foreseeable future. See "Senior Notes and ABL Facility" discussion below for more information.

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of April 30, 2024 and October 31, 2023:

			April 30,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$16,428	$18,954
Senior notes - all long term	6.0000%	February 2026	375,000	375,000
Total debt, gross			391,428	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,436)	(3,132)
Less: Current portion			(16,428)	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,564	$371,868

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the "Senior Notes") issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other lenders party thereto, which originally provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors").

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

The outstanding balance under the ABL Facility as of April 30, 2024 was $16.4 million and as of that date, the Company was in compliance with all debt covenants. In addition, as of April 30, 2024, the Company had $1.1 million in credit line reserves and a letter of credit balance of $8.5 million. As of April 30, 2024, we had $198.9 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.6 million as of April 30, 2024. See Note 8 for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the six months ended April 30, 2024 was $29.4 million. The Company had a net loss of $0.8 million, which included net non-cash expense items of $30.8 million. In addition, we had cash outflows related to an increase in our working capital of $0.6 million. Cash outflows related to working capital activity include a decrease in other operating liabilities of $3.8 million, an increase in other operating assets of $2.4 million, and a decrease of $1.2 million in accounts payable. These were offset by a decrease in receivables of $6.3 million and a decrease in inventory of $0.6 million. The decrease in operating liabilities is due to payments on operating leases of $2.6 million and a decrease in sales and use tax. The increase to other operating assets is primarily due to timing of prepaid insurance. The decrease in accounts payable is driven by the timing of vendor payments. The decrease in receivables is due to seasonal collection of receivables and decrease in sales volumes during the six months ended April 30, 2024.

Net cash provided by operating activities during the six months ended April 30, 2023 was $31.1 million. The Company had net income of $12.1 million, which included net non-cash expense items of $28.2 million. In addition, we had cash outflows related to an increase in our working capital of $9.2 million. Cash outflows related to working capital activity primarily include a decrease in other operating liabilities of $5.1 million, an increase in other operating assets of $3.2 million, a decrease of $1.1 million to accounts payable and an increase in inventory of $0.7 million. These were offset by a decrease in trade receivables of $0.9 million. The decrease in other operating liabilities is primarily related to payments on operating leases of $3.1 million and a decrease in accrued insurance. The increase to other operating assets is primarily due to timing of prepaid insurance, which is generally prepaid during first quarter of a fiscal year. The decrease in accounts payable is driven by timing.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $23.6 million to fund investing activities during the six months ended April 30, 2024. The Company used $28.8 million for the purchase of property, plant and equipment, which was partially offset by $5.2 million in proceeds from the sale of property, plant and equipment.

We used $31.1 million to fund investing activities during the six months ended April 30, 2023. The Company used $34.7 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets, which was partially offset by $4.4 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities.

Net cash used in financing activities was $4.1 million for the six months ended April 30, 2024. Cash used in financing activities included $2.5 million in net payments under the Company's ABL Facility and $3.0 million in purchase of treasury stock, which included $1.5 million purchased under the share repurchase program and $1.5 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

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

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses that were previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company allocates its resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 18 in Part I, Item 1 of this report for more information. In addition, in order to appropriately distribute the use of corporate resources and better align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. As a result, segment results for prior periods have been reclassified to conform to our current period presentation. See the section "Adjusted EBITDA and Net Income/(Loss)" above for more information.

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2024	2023	2024	2023
Consolidated
Net income (loss)	$3,046	$5,588	$(780)	$12,063
Interest expense and amortization of deferred financing costs	6,873	7,348	13,336	14,219
Income tax expense	2,180	1,465	1,169	2,109
Depreciation and amortization	14,239	14,721	28,337	29,170
EBITDA	26,338	29,122	42,062	57,561
Stock-based compensation	737	1,064	1,273	2,204
Change in fair value of warrant liabilities	-	(1,172)	(130)	(5,728)
Other expense (income), net	(44)	(13)	(84)	(34)
Other adjustments[1]	517	(168)	3,709	(124)
Adjusted EBITDA	$27,548	$28,833	$46,830	$53,879

U.S. Concrete Pumping
Net income (loss)	$(999)	$755	$(7,843)	$(38)
Interest expense and amortization of deferred financing costs	6,193	6,648	11,947	12,826
Income tax expense (benefit)	515	202	(1,588)	(82)
Depreciation and amortization	10,270	10,807	20,500	21,394
EBITDA	15,979	18,412	23,016	34,100
Stock-based compensation	737	1,064	1,273	2,204
Other expense (income), net	(7)	(6)	(27)	(16)
Other adjustments[1]	514	(194)	3,668	(188)
Adjusted EBITDA	$17,223	$19,276	$27,930	$36,100

U.K. Operations
Net income	$1,044	$933	$1,527	$833
Interest expense and amortization of deferred financing costs	680	700	1,389	1,393
Income tax expense	598	326	775	286
Depreciation and amortization	1,849	1,849	3,657	3,676
EBITDA	4,171	3,808	7,348	6,188
Other expense (income), net	(37)	(11)	(50)	(17)
Other adjustments	3	26	41	64
Adjusted EBITDA	$4,137	$3,823	$7,339	$6,235

U.S. Concrete Waste Management Services
Net income	$3,001	$2,728	$5,406	$5,540
Income tax expense	1,067	937	1,982	1,905
Depreciation and amortization	2,120	2,065	4,180	4,100
EBITDA	6,188	5,730	11,568	11,545
Other expense (income), net	-	4	(7)	(1)
Adjusted EBITDA	$6,188	$5,734	$11,561	$11,544

Other
Net income	$-	$1,172	$130	$5,728
EBITDA	-	1,172	130	5,728
Change in fair value of warrant liabilities	-	(1,172)	(130)	(5,728)
Adjusted EBITDA	$-	$-	$-	$-

[1] Other adjustments include the adjustment for non-recurring expenses and non-cash currency gains/losses. For the six months ended April 30, 2024, other adjustments includes a $3.5 million non-recurring charge related to sales tax litigation. See Note 13 in Part I, Item 1 of this report for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the six months ended April 30, 2024 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under "Commitments and Contingencies—Litigation" in Note 13 of the notes to the condensed consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of 2024, under our share repurchase program, we repurchased an aggregate of 171,029 shares of our common stock for a total of $1.3 million at an average price of $7.42 per share. The following table reflects issuer purchases of equity securities for the three months ended April 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (3,4)
February 1, 2024 - February 29, 2024	-		$-	-	$8,179,645
March 1, 2024 - March 31, 2024	133,948		7.85	51,584	22,778,626
April 1, 2024 - April 30, 2024	119,445		7.27	119,445	21,910,336
Total	253,393	[2]	$7.58	171,029	$21,910,336
(1)	In January 2023, the board of directors of the Company approved an authorization of $10.0 million for the Company’s share repurchase program, which was announced January 23, 2023. This authorization expires on March 31, 2025. In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company's share repurchase program, which was announced March 7, 2024. This authorization also expires on March 31, 2025.
(2)	Of the 253,393 shares included in this column, 171,029 were purchased under the purchase program and the remaining 82,364 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.
(3)	Includes commission cost.
(4)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

(c) None

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

Dated: June 6, 2024