Form 10-Q
period 2024-07-31
Concrete Pumping Holdings, Inc.
filed 2024-09-04
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of August 30, 2024, the registrant had 53,533,261 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED July 31, 2024

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of July 31,	As of October 31,
(in thousands, except per share amounts)	2024	2023

Current assets:
Cash and cash equivalents	$26,333	$15,861
Receivables, net of allowance for doubtful accounts of $1,076 and $978, respectively	56,214	62,976
Inventory	6,568	6,732
Prepaid expenses and other current assets	13,357	8,701
Total current assets	102,472	94,270

Property, plant and equipment, net	423,486	427,648
Intangible assets, net	109,253	120,244
Goodwill	222,964	221,517
Right-of-use operating lease assets	26,734	24,815
Other non-current assets	4,392	14,250
Deferred financing costs	1,489	1,781
Total assets	$890,790	$904,525

Current liabilities:
Revolving loan	$-	$18,954
Operating lease obligations, current portion	4,800	4,739
Finance lease obligations, current portion	-	125
Accounts payable	7,914	8,906
Accrued payroll and payroll expenses	14,795	14,524
Accrued expenses and other current liabilities	38,745	34,750
Income taxes payable	356	1,848
Warrant liability, current portion	-	130
Total current liabilities	66,610	83,976

Long term debt, net of discount for deferred financing costs	372,912	371,868
Operating lease obligations, non-current	22,243	20,458
Finance lease obligations, non-current	-	50
Deferred income taxes	84,050	80,791
Other liabilities, non-current	5,299	14,142
Total liabilities	551,114	571,285

Commitments and contingencies (Note 13)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2024 and October 31, 2023	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 53,748,023 and 54,757,445 issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	6	6
Additional paid-in capital	385,229	383,286
Treasury stock	(22,275)	(15,114)
Accumulated other comprehensive loss	(617)	(5,491)
Accumulated deficit	(47,667)	(54,447)
Total stockholders' equity	314,676	308,240

Total liabilities and stockholders' equity	$890,790	$904,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2024	2023	2024	2023

Revenue	$109,617	$120,671	$314,390	$322,037

Cost of operations	65,112	71,187	194,804	192,625
Gross profit	44,505	49,484	119,586	129,412

General and administrative expenses	27,880	29,937	89,450	87,236
Income from operations	16,625	19,547	30,136	42,176

Other income (expense):
Interest expense and amortization of deferred financing costs	(6,318)	(7,066)	(19,744)	(21,285)
Change in fair value of warrant liabilities	-	911	130	6,639
Interest income	58	-	148	-
Other income (expense), net	276	262	360	296
Total other expense	(5,984)	(5,893)	(19,106)	(14,350)

Income before income taxes	10,641	13,654	11,030	27,826

Income tax expense	3,081	3,318	4,250	5,427

Net income	7,560	10,336	6,780	22,399

Less accretion of liquidation preference on preferred stock	(440)	(441)	(1,310)	(1,309)

Income available to common shareholders	$7,120	$9,895	$5,470	$21,090

Weighted average common shares outstanding
Basic	53,699	53,199	53,556	53,377
Diluted	53,775	54,105	54,191	54,263

Net income per common share
Basic	$0.13	$0.18	$0.10	$0.38
Diluted	$0.13	$0.18	$0.10	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023

Net income	$7,560	$10,336	$6,780	$22,399

Other comprehensive income:
Foreign currency translation adjustment	2,315	1,835	4,874	8,565

Total comprehensive income	$9,875	$12,171	$11,654	$30,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301
Stock-based compensation expense	-	-	644	-	-	-	644
Forfeiture/cancellation of restricted stock	(812)	-	-	-	-	-	-
Shares issued under stock-based program	709,192	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(330,982)	-	-	(1,683)	-	-	(1,683)
Treasury shares purchased under share repurchase program	(370,419)	-	-	(2,460)	-	-	(2,460)
Net income	-	-	-	-	-	7,560	7,560
Foreign currency translation adjustment	-	-	-	-	2,315	-	2,315
Balance, July 31, 2024	53,748,023	$6	$385,229	$(22,275)	$(617)	$(47,667)	$314,676

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2023	55,015,572	$6	$381,599	$(12,894)	$(2,498)	$(74,174)	$292,039
Stock-based compensation expense	-	-	934	-	-	-	934
Forfeiture/cancellation of restricted stock	(18,459)	-	-	-	-	-	-
Shares issued under stock-based program	8,773	-	-	-	-	-	-
Treasury shares purchased for tax withholding	-	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(198,973)	-	-	(1,394)	-	-	(1,394)
Net income	-	-	-	-	-	10,336	10,336
Foreign currency translation adjustment	-	-	-	-	1,835	-	1,835
Balance, July 31, 2023	54,806,913	$6	$382,533	$(14,288)	$(663)	$(63,838)	$303,750

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	1,917	-	-	-	1,917
Forfeiture/cancellation of restricted stock	(751,397)	-	-	-	-	-	-
Shares issued under stock-based program	842,041	-	26	-	-	-	26
Treasury shares purchased for tax withholding	(522,524)	-	-	(3,184)	-	-	(3,184)
Treasury shares purchased under share repurchase program	(577,542)	-	-	(3,977)	-	-	(3,977)
Net income	-	-	-	-	-	6,780	6,780
Foreign currency translation adjustment	-	-	-	-	4,874	-	4,874
Balance, July 31, 2024	53,748,023	$6	$385,229	$(22,275)	$(617)	$(47,667)	$314,676

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	3,138	-	-	-	3,138
Forfeiture/cancellation of restricted stock	(19,771)	-	-	-	-	-	-
Shares issued under stock-based program	49,820	-	-	-	-	-	-
Treasury shares purchased for tax withholding	(150,365)	-	-	(1,040)	-	-	(1,040)
Treasury shares purchased under share repurchase program	(1,298,962)	-	-	(8,639)	-	-	(8,639)
Net income	-	-	-	-	-	22,399	22,399
Foreign currency translation adjustment	-	-	-	-	8,565	-	8,565
Balance, July 31, 2023	54,806,913	$6	$382,533	$(14,288)	$(663)	$(63,838)	$303,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2024	2023
Net income	$6,780	$22,399
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	3,841	3,526
Foreign currency adjustments	(890)	(1,421)
Depreciation	31,345	29,541
Deferred income taxes	2,693	4,140
Amortization of deferred financing costs	1,336	1,414
Amortization of intangible assets	11,482	14,336
Stock-based compensation expense	1,917	3,138
Change in fair value of warrant liabilities	(130)	(6,639)
Net gain on the sale of property, plant and equipment	(1,412)	(1,472)
Other operating activities	72	(93)
Net changes in operating assets and liabilities:
Receivables	7,227	(3,199)
Inventory	301	(970)
Other operating assets	(551)	(875)
Accounts payable	(1,668)	(2,050)
Other operating liabilities	2,131	4,457
Net cash provided by operating activities	64,474	66,232

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,484)	(43,166)
Proceeds from sale of property, plant and equipment	7,472	8,043
Purchases of intangible assets	-	(800)
Net cash used in investing activities	(30,012)	(35,923)

Cash flows from financing activities:
Proceeds on revolving loan	230,398	239,911
Payments on revolving loan	(249,352)	(256,345)
Payment of debt issuance costs	-	(550)
Purchase of treasury stock	(7,161)	(9,679)
Other financing activities	1,343	(81)
Net cash used in financing activities	(24,772)	(26,744)
Effect of foreign currency exchange rate changes on cash	782	485
Net increase in cash and cash equivalents	10,472	4,050
Cash and cash equivalents:
Beginning of period	15,861	7,482
End of period	$26,333	$11,532

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

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 100 branch locations across 21 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 30 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to condensed consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2023 ("Annual Report"). During the nine months ended July 31, 2024, there were no changes to those accounting policies.

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

During the first quarter of fiscal year 2024, certain assets and associated revenues and expenses previously part of the Company's Other activities were aggregated into its U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to current period presentation. For further discussion, see Note 18.

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

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the periods ended  July 31, 2024 and 2023 by revenue type:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Service revenue	$100,575	$112,340	$289,262	$299,521
Lease fixed revenue	5,744	5,237	15,516	13,453
Lease variable revenue	3,298	3,094	9,612	9,063
Total revenue	$109,617	$120,671	$314,390	$322,037

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of  July 31, 2024 and October 31, 2023 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of July 31,		As of October 31,
	2024		2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$372,188	$375,000	$353,438

Warrants

At  October 31, 2023, there were 13,017,677 public warrants and no private warrants outstanding. The warrants expired on December 6, 2023 and there were no amounts outstanding as of July 31, 2024.

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

Note 4. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of July 31, 2024 and  October 31, 2023 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$8,463	$3,802
Prepaid insurance	2,482	1,611
Prepaid licenses and deposits	837	810
Prepaid rent	82	629
Other current assets and prepaids	1,493	1,849
Total prepaid expenses and other current assets	$13,357	$8,701

Note 5. Property, Plant and Equipment

The significant components of property, plant and equipment as of July 31, 2024 and  October 31, 2023 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Land, building and improvements	$32,583	$29,338
Finance leases—land and buildings	-	828
Machinery and equipment	535,934	517,514
Transportation equipment	10,523	9,306
Furniture and office equipment	4,149	3,817
Property, plant and equipment, gross	583,189	560,803
Less accumulated depreciation	(159,703)	(133,155)
Property, plant and equipment, net	$423,486	$427,648

For the three and nine months ended July 31, 2024 and 2023, depreciation expense is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of operations	$10,221	$9,396	$29,617	$27,718
General and administrative expenses	560	622	1,728	1,823
Total depreciation expense	$10,781	$10,018	$31,345	$29,541

Note 6. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the nine months ended July 31, 2024. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  July 31, 2024 and  October 31, 2023:

	As of July 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.4	$195,126	$-	$(140,798)	$1,179	$55,507
Trade name	4.4	5,097	-	(3,044)	291	2,344
Assembled workforce	0.9	1,650	-	(1,385)	-	265
Noncompete agreements	3.2	1,200	-	(563)	-	637
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(145,790)	$1,470	$109,253

	As of October 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.1	$195,126	$-	$(130,295)	$832	$65,663
Trade name	5.1	5,097	-	(2,645)	146	2,598
Assembled workforce	1.4	1,650	-	(972)	-	678
Noncompete agreements	3.9	1,200	-	(395)	-	805
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(134,307)	$978	$120,244

Amortization expense for the three months ended  July 31, 2024 and 2023 was $3.7 million and $4.7 million, respectively. Amortization expense for the nine months ended July 31, 2024 and 2023 was $11.5 million and $14.3 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the nine months ended July 31, 2024 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2023	$147,482	$24,902	$49,133	$221,517
Foreign currency translation	-	1,447	-	1,447
Balance at July 31, 2024	$147,482	$26,349	$49,133	$222,964

Note 7. Other Non-Current Assets

               The significant components of other non-current assets as of  July 31, 2024 and  October 31, 2023 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$4,040	$13,822
Other non-current assets	352	428
Total other non-current assets	$4,392	$14,250

Note 8. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  July 31, 2024 and October 31, 2023:

			July 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$-	$18,954
Senior notes - all long term	6.00%	February 2026	375,000	375,000
Total debt, gross			375,000	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,088)	(3,132)
Less: Current portion			-	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,912	$371,868

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

The outstanding principal amount of the Senior Notes as of July 31, 2024 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

There was no outstanding balance under the ABL Facility as of  July 31, 2024 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) June 1, 2028 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of July 31, 2024 the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million.

As of July 31, 2024 we had $210.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.5 million as of July 31, 2024.

There was no outstanding balance under the ABL Facility as of  July 31, 2024 and as of  October 31, 2023 the weighted average interest rate for borrowings under the ABL Facility was 7.9%.

Note 9. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of  July 31, 2024 and October 31, 2023:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Accrued vacation	$3,153	$2,982
Accrued payroll	5,105	3,960
Accrued bonus	4,912	5,368
Accrued employee-related taxes	1,481	1,892
Other accrued	144	322
Total accrued payroll and payroll expenses	$14,795	$14,524

Note 10. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of July 31, 2024 and October 31, 2023:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Accrued self-insured commercial liabilities	$16,319	$11,087
Accrued self-insured health liabilities	1,393	2,269
Accrued interest	11,268	5,775
Accrued equipment purchases	998	8,545
Accrued property, sales and use tax	3,330	1,791
Accrued professional fees	818	1,429
Other	4,619	3,854
Total accrued expenses and other liabilities	$38,745	$34,750

Note 11. Other Liabilities, Non-Current

The following table summarizes other non-current liabilities as of July 31, 2024 and October 31, 2023:

	As of July 31,	As of October 31,
(in thousands)	2024	2023
Self-insured commercial liability	$4,241	$14,140
Other	1,058	2
Total other non-current liabilities	$5,299	$14,142

Note 12. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and nine months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023

Income before income taxes	$10,641	$13,654	$11,030	$27,826

Income tax expense	$3,081	$3,318	$4,250	$5,427

For the three months ended July 31, 2024 and 2023, the Company’s effective tax rate was 29.0% and 24.3%, respectively. The comparability of effective tax rates between both periods was primarily impacted by (1) increases in the UK corporate income tax rate to 25% and (2) the warrants fair value activity in the three months ended July 31, 2023, as it is not recognized for tax purposes. For the nine months ended July 31, 2024 and 2023, the Company’s effective tax rate was 38.5% and 19.5%, respectively. The comparability of effective tax rates between both periods was primarily impacted by (1) higher excess tax deficiencies from share-based compensation exercise and vesting activity in the nine months ended July 31, 2024, (2) the warrants fair value activity in the nine months ended July 31, 2023, as it is not recognized for tax purposes, (3) increases in the UK corporate income tax rate to 25% and (4) the expiration of the capital allowances super deduction in the UK in fiscal 2024.

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

The following table summarizes as of  July 31, 2024 and  October 31, 2023 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of July 31, 2024	As of October 31, 2023
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$16,319	$11,087
Self-insured commercial liability, non-current	Other liabilities, non-current	4,241	14,140
Total self-insured commercial liabilities		$20,560	$25,227

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$8,463	$3,802
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	4,040	13,822
Total expected recoveries related to self-insured commercial liabilities		$12,503	$17,625

Total self-insured commercial liability, net of expected recoveries		$8,057	$7,602

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third-party administrator for tasks including, but not limited to, processing claims and remitting benefits. As of  July 31, 2024 and  October 31, 2023, the Company had accrued $1.4 million and $1.2 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company contracts with a third-party administrator to process claims and remit benefits. The third-party administrator requires the Company to maintain a bank account to facilitate the administration of claims.

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

In February 2023, the Company received an adverse ruling from the Thurston County superior court in Washington State regarding its position, which it appealed. In February 2024, oral arguments were heard in the Court of Appeals in Tacoma, Washington and the Company received an unfavorable judgement during the same month. As of October 31, 2023, no liability had been recorded in connection with this contingency as a loss was not deemed probable at that time. However, as a result of the unfavorable judgment in February 2024, the Company concluded loss is probable and therefore recorded a loss of $3.5 million in the quarter ended January 31, 2024. The loss is included in general and administrative expenses in the Company’s condensed consolidated financial statements for the nine months ended July 31, 2024. During the quarter ended January 31, 2024, the Company made a payment of $1.8 million to the DOR. Beginning with the second quarter of fiscal year 2024, the Company started assessing sales tax related to its customers in the state of Washington.

Letters of credit

The ABL Facility provides for up to $22.5 million of standby letters of credit. As of July 31, 2024, total outstanding letters of credit totaled $13.9 million, the vast majority of which had been committed to the Company’s general liability insurance provider.

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and nine months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except price per share)	2024	2023	2024	2023
Shares repurchased	371	199	578	1,299
Total cost of shares repurchased	$2,460	$1,394	$3,977	$8,642
Average price per share	$6.64	$7.01	$6.89	$6.65

Note 15. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Compensation expense – stock options	$64	$116	$207	$371
Compensation expense – restricted stock	580	818	1,710	2,767
Total	$644	$934	$1,917	$3,138

Note 16. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and nine months ended July 31, 2024 and 2023:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$7,560	$10,336	$6,780	$22,399
Less: Accretion of liquidation preference on preferred stock	(440)	(441)	(1,310)	(1,309)
Less: Undistributed earnings allocated to participating securities	(31)	(323)	(41)	(751)
Net income attributable to common stockholders (numerator for basic earnings per share)	$7,089	$9,572	$5,429	$20,339
Add back: Undistributed earning allocated to participating securities	31	323	41	751
Less: Undistributed earnings reallocated to participating securities	(31)	(318)	(41)	(739)
Numerator for diluted earnings per share	$7,089	$9,577	$5,429	$20,351

Weighted average shares (denominator):
Weighted average shares - basic	53,699	53,199	53,556	53,377
Weighted average shares - diluted	53,775	54,105	54,191	54,263

Basic earnings per share	$0.13	$0.18	$0.10	$0.38
Diluted earnings per share	$0.13	$0.18	$0.10	$0.38

Certain outstanding stock awards and options, preferred stock and warrants were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the three months ended July 31, 2024, 0.6 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded. For the nine months ended July 31, 2024, 0.4 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded. For the three and nine months ended July 31, 2023, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, 1.1 million in outstanding stock awards and 2.5 million shares of Series A Preferred Stock were excluded.

Note 17. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended July 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$3,811	$3,340
Cash paid for interest	$12,614	$14,155
Cash paid for income taxes	$2,571	$258

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$6,109	$3,873

The table below shows property, plant and equipment acquired but not yet paid for as of  July 31, 2024 and 2023:

	As of July 31,
(in thousands)	2024	2023
Beginning of period:
PP&E acquired but not yet paid	$9,484	$8,882

End of period:
PP&E acquired but not yet paid	$1,453	$3,737

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

The table below shows changes from the recast of segment results for the three and nine months ended July 31, 2023:

	Three Months Ended July 31, 2023		Nine Months Ended July 31, 2023
(in thousands)	U.S. Concrete Pumping	Other	U.S. Concrete Pumping	Other
As Previously Reported
Depreciation and amortization	$10,498	$216	$31,464	$644
Segment EBITDA	$21,670	$1,536	$54,520	$8,514

Recast Adjustment
Depreciation and amortization	$216	$(216)	$644	$(644)
Segment EBITDA	$625	$(625)	$1,875	$(1,875)

Current Report As Adjusted
Depreciation and amortization	$10,714	$-	$32,108	$-
Segment EBITDA	$22,295	$911	$56,395	$6,639

The U.S. and U.K. regions each individually accounted for more than 10% of the Company's revenue for the periods presented.

The following provides operating information about the Company's reportable segments and geographic locations for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Revenue
U.S. Concrete Pumping	$75,213	$87,323	$216,514	$232,896
U.K. Operations	15,859	17,260	46,813	45,207
U.S. Concrete Waste Management Services - Third parties	18,545	16,088	51,063	43,934
U.S. Concrete Waste Management Services - Intersegment	87	417	331	511
Intersegment eliminations	(87)	(417)	(331)	(511)
Reportable segment revenue	$109,617	$120,671	314,390	322,037

EBITDA
U.S. Concrete Pumping	$20,156	$22,295	$43,216	$56,395
U.K. Operations	3,981	4,769	11,374	10,957
U.S. Concrete Waste Management Services	7,313	7,452	18,881	18,997
Reportable segment EBITDA	31,450	34,516	73,471	86,349
Interest expense and amortization of deferred financing costs	(6,318)	(7,066)	(19,744)	(21,285)
Reportable depreciation and amortization	(14,491)	(14,707)	(42,827)	(43,877)
Other	-	911	130	6,639
Total income before income taxes	$10,641	$13,654	$11,030	$27,826

Depreciation and amortization
U.S. Concrete Pumping	$9,874	$10,714	$30,374	$32,108
U.K. Operations	1,907	1,879	5,564	5,555
U.S. Concrete Waste Management Services	2,710	2,114	6,889	6,214
Total depreciation and amortization	$14,491	$14,707	$42,827	$43,877

Interest expense and amortization of deferred financing costs
U.S. Concrete Pumping	$5,585	$6,337	$17,577	$19,163
U.K. Operations	733	729	2,167	2,122
Total interest expense and amortization of deferred financing costs	$6,318	$7,066	$19,744	$21,285

Revenue by geography
U.S.	$93,758	$103,411	$267,577	$276,830
U.K.	15,859	17,260	46,813	45,207
Total revenue	$109,617	$120,671	$314,390	$322,037

Total capital expenditures
U.S. Concrete Pumping	$818	$3,359	$14,509	$24,034
U.K. Operations	4,004	$1,434	10,388	10,335
U.S. Concrete Waste Management Services	3,845	$3,559	9,944	8,688
Reportable segment capital expenditures	8,667	8,352	34,841	43,057
Other	-	69	2,643	109
Total capital expenditures	$8,667	$8,421	$37,484	$43,166

The Company does not disclose total assets by segment as such information is not provided to the CODM. The total assets by geographic location is provided to the CODM and is presented below. Total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	July 31,	October 31,
(in thousands)	2024	2023
Total Assets
U.S.	$754,933	$785,402
U.K.	135,857	119,123
Total Assets	$890,790	$904,525

Property, plant and equipment, net
U.S.	$359,998	$371,689
U.K.	63,488	55,959
Property, plant and equipment, net	$423,486	$427,648

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	our ability to maintain effective internal controls necessary to provide reliable financial reports;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation, proceedings, adverse rulings, other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition; and
●	other factors as described in the section entitled "Risk Factors" in our Annual Report.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and nine months ended July 31, 2024 and 2023.

Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023

The tables included in the period-to-period comparisons below provide summaries of our revenue, gross profit and net income for our business segments for the three months ended July 31, 2024 and 2023.

Revenue

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$75,213	$87,323	$(12,110)	(13.9)%
U.K. Operations	15,859	17,260	(1,401)	(8.1)%
U.S. Concrete Waste Management Services - Third parties	18,545	16,088	2,457	15.3%
U.S. Concrete Waste Management Services - Intersegment	87	417	(330)	*
Intersegment eliminations	(87)	(417)	330	*
Reportable segment revenue	$109,617	$120,671	$(11,054)	(9.2)%

*Change is not meaningful

Total revenue. Total revenues were $109.6 million for the three months ended July 31, 2024 compared to $120.7 million for the three months ended July 31, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 13.9%, or $12.1 million, from $87.3 million in the third quarter of fiscal 2023 to $75.2 million for the third quarter of fiscal 2024 primarily attributable to a decrease in volumes driven by (1) a general slowdown in commercial construction work, mostly due to the price sensitive impact on project starts from high interest rates, (2) oversaturation of concrete pumps in certain markets and (3) higher than normal rainfall in the Company's southeast regions and historically high rainfall in the Company's Texas markets.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 8.1%, or $1.4 million, from $17.3 million in the third quarter of fiscal 2023 to $15.9 million for the third quarter of fiscal 2024. Excluding the impact from foreign currency translation, revenue was down 9% year-over-year, due to lower volumes caused by a general slowdown in commercial construction work, mostly due to the impact from high interest rates.

U.S. Concrete Waste Management Services. Third-party revenue for the U.S. Concrete Waste Management Services segment improved by 15.3%, or $2.4 million, from $16.1 million in the third quarter of fiscal 2023 to $18.5 million for the third quarter of fiscal 2024. The increase in revenue was driven by robust organic growth and pricing improvements.

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$44,505	$49,484	$(4,979)	(10.1)%
Gross Margin	40.6%	41.0%

Gross margin. Our gross margin for the third quarter of fiscal 2024 was 40.6% compared to 41.0% in the third quarter of fiscal 2023. The slight decrease in gross margin was primarily related to lower revenue in our U.S. Concrete Pumping segment and an increase in depreciation expense offset by improved labor, fuel and repair and maintenance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the third quarter of fiscal 2024 were $27.9 million, a decrease of $2.0 million from $29.9 million in the third quarter of fiscal 2023. G&A expenses as a percent of revenue were 25.5% for the third quarter of fiscal 2024 compared to 24.8% for the same period a year ago. The decrease in G&A expenses was largely due to (1) non-cash decreases in amortization expense of $1.0 million and stock-based compensation of $0.3 million, and (2) lower labor costs of approximately $0.8 million.

For the third quarter of fiscal 2024, excluding amortization of intangible assets of $3.7 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.6 million, G&A expenses were $23.0 million (20.9% of revenue). For the third quarter of fiscal 2023, excluding amortization of intangible assets of $4.7 million, depreciation expense of $0.6 million and stock-based compensation expense of $0.9 million G&A expenses were $23.7 million (19.6% of revenue). This decrease of $0.7 million is primarily due to the decreases in labor costs, as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the third quarter of fiscal 2024 was $6.3 million, down $0.8 million from $7.1 million in the third quarter of fiscal 2023. The decrease was primarily attributable to a lower average ABL revolver draw during the fiscal 2024 third quarter as compared to the same quarter a year ago.

Change in fair value of warrant liabilities. During the three months ended July 31, 2024 the Company did not recognize any warrant fair value remeasurement as no warrants were outstanding during the period. During the three months ended July 31, 2023 the Company recognized a $0.9 million gain on the fair value measurement of our liability-classified warrants. On December 6, 2023, we announced the expiration of the Company's 13,017,677 warrants, as such they are no longer recognized as a liability on the condensed consolidated balance sheet as of July 31, 2024.

Income tax expense

Income tax expense. For the three months ended July 31, 2024 and 2023, the Company’s effective tax rate was 29.0% and 24.3%, respectively. The comparability of effective tax rates between both periods was primarily impacted by (1) increases in the UK corporate income tax rate to 25% and (2) the warrants fair value activity in the three months ended July 31, 2023, as it is not recognized for tax purposes.

Nine Months Ended July 31, 2024 Compared to the Nine Months Ended July 31, 2023

The tables included in the period-to-period comparisons below provide summaries of our revenue and gross profit for our business segments for the nine months ended July 31, 2024 and 2023.

Revenue

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$216,514	$232,896	$(16,382)	(7.0)%
U.K. Operations	46,813	45,207	1,606	3.6%
U.S. Concrete Waste Management Services - Third parties	51,063	43,934	7,129	16.2%
U.S. Concrete Waste Management Services - Intersegment	331	511	(180)	*
Intersegment eliminations	(331)	(511)	180	*
Reportable segment revenue	$314,390	$322,037	$(7,647)	(2.4)%

*Change is not meaningful

Total revenue. Total revenues were $314.4 million for the nine months ended July 31, 2024 compared to $322.0 million for the nine months ended July 31, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 7.0%, or $16.4 million, from $232.9 million for the nine months ended July 31, 2023 to $216.5 million for the nine months ended July 31, 2024 primarily attributable to (1) a general slowdown in commercial construction work, mostly due to the impact from high interest rates, (2) oversaturation of concrete pumps in certain markets, and (3) much higher than normal rainfall in the Company's Texas markets for the nine months ended July 31, 2024.

U.K. Operations. Revenue for our U.K. Operations segment increased by 3.6%, or $1.6 million, from $45.2 million for the nine months ended July 31, 2023 to $46.8 million for the nine months ended July 31, 2024. Excluding the impact from foreign currency translation, revenue was up 1% year-over-year. The increase in revenue was primarily attributable to pricing improvements that more than offset the volume declines as a result of continued delays on project start dates and awards.

U.S. Concrete Waste Management Services. Third-party revenue for the U.S. Concrete Waste Management Services segment increased by 16.2%, or $7.2 million, from $43.9 million for the nine months ended July 31, 2023 to $51.1 million for the nine months ended July 31, 2024. The increase in revenue was driven by robust organic growth and pricing improvements despite higher than normal rainfall.

Gross Profit and Gross Margin

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$119,586	$129,412	$(9,826)	(7.6)%
Gross Margin	38.0%	40.2%

Gross margin. Our gross margin for the nine months ended July 31, 2024 was 38.0% compared to 40.2% in the nine months ended July 31, 2023. The decrease in our gross margin was primarily related to lower revenue in our U.S. Concrete Pumping segment, decreased labor efficiencies driven by the reduced revenue in our U.S. Concrete Pumping segment and inflationary increases in commercial insurance premium costs. These amounts were partially offset by improved fuel expense and lower repair and maintenance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the nine months ended July 31, 2024 were $89.5 million, an increase of $2.3 million from $87.2 million for the nine months ended July 31, 2023. G&A expenses as a percent of revenue were 28.5% for the nine months ended July 31, 2024 compared to 27.1% for the same period a year ago. The increase in G&A expenses was largely due to (1) a non-recurring charge of $3.5 million in the first quarter of 2024 as a result of a recent adverse court ruling related to sales tax in Washington State, as further described in Note 13 in Part I, Item 1 of this report, and (2) higher labor and health insurance costs of approximately $2.7 million as a result of wage inflation. These increases were partially offset by non-cash decreases in amortization expense of $2.8 million and stock-based compensation expense of $1.2 million.

For the nine months ended July 31, 2024, excluding amortization of intangible assets of $11.5 million, depreciation expense of $1.7 million, stock-based compensation expense of $1.9 million and non-recurring charges of $4.1 million which include $3.5 million related to the sales tax court ruling, G&A expenses were $70.3 million (22.4% of revenue). For the nine months ended July 31, 2023, excluding amortization of intangible assets of $14.3 million, depreciation expense of $1.8 million and stock-based compensation expense of $3.1 million, G&A expenses were $68.0 million (21.1% of revenue). The increase of $2.3 million was primarily due to the higher labor and increased health insurance costs as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the nine months ended July 31, 2024 was $19.7 million, down $1.6 million from $21.3 million for the nine months ended July 31, 2023. The decrease was primarily attributable to a lower average ABL revolver draw during the first, second and third quarters of fiscal 2024 as compared to the same quarters a year ago.

Change in fair value of warrant liabilities. During the nine months ended July 31, 2024, the Company recognized a $0.1 million gain on the fair value remeasurement of our liability-classified warrants. During the nine months ended July 31, 2023 the Company recognized a $6.6 million gain on the fair value measurement of our liability-classified warrants. The decline in the fair value remeasurement of the public warrants is due to the Company's share price trading below the exercise price as the warrants were closer to expiring in December 2023. On December 6, 2023, we announced the expiration of the Company's 13,017,677 warrants. As such they were no longer recognized as a liability on the condensed consolidated balance sheet as of July 31, 2024.

Income tax expense

Income tax expense. For the nine months ended July 31, 2024 and 2023, the Company’s effective tax rate was 38.5% and 19.5%, respectively. The comparability of effective tax rates between both periods was primarily impacted by (1) higher excess tax deficiencies from share-based compensation exercise and vesting activity in the nine months ended July 31, 2024, (2) the warrants fair value activity in the nine months ended July 31, 2023, as it is not recognized for tax purposes, (3) increases in the UK corporate income tax rate to 25% and (4) the expiration of the capital allowances super deduction in the UK in fiscal 2024.

Adjusted EBITDA and Net Income/(Loss)

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses, which were previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company allocates its resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 18 in Part I, Item 1 of this report for more information. In addition, in order to appropriately distribute the use of corporate resources and better align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. Refer to Non-GAAP Measures below for details on adjustments. The Company recast segment results for the three and nine months ended July 31, 2023 are below:

	Three Months Ended July 31, 2023				Nine Months Ended July 31, 2023
(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other
As Previously Reported
Net income	$3,517	$1,616	$3,986	$1,217	$2,867	$2,449	$9,526	$7,557
Income tax expense	1,318	545	1,352	103	1,026	831	3,257	313
Depreciation and amortization	10,498	1,879	2,114	216	31,464	5,555	6,214	644
EBITDA	21,670	4,769	7,452	1,536	54,520	10,957	18,997	8,514
Other Adjustments	(1,817)	803	737	-	(5,054)	2,415	2,211	-
Adjusted EBITDA	20,535	5,566	8,190	625	52,363	13,349	21,208	1,875

Recast Adjustment
Net income (loss)	$306	$-	$-	$(306)	$918	$-	$-	$(918)
Income tax expense (benefit)	103	-	-	(103)	313	-	-	(313)
Depreciation and amortization	216	-	-	(216)	644	-	-	(644)
EBITDA	625	-	-	(625)	1,875	-	-	(1,875)
Other Adjustments	1,511	(774)	(737)	-	4,533	(2,322)	(2,211)	-
Adjusted EBITDA	2,136	(774)	(737)	(625)	6,408	(2,322)	(2,211)	(1,875)

Current Report As Adjusted
Net income	$3,823	$1,616	$3,986	$911	$3,785	$2,449	$9,526	$6,639
Income tax expense	1,421	545	1,352	-	1,339	831	3,257	-
Depreciation and amortization	10,714	1,879	2,114	-	32,108	5,555	6,214	-
EBITDA	22,295	4,769	7,452	911	56,395	10,957	18,997	6,639
Other Adjustments	(306)	29	-	-	(521)	93	-	-
Adjusted EBITDA	22,671	4,792	7,453	-	58,771	11,027	18,997	-

	Net Income		Adjusted EBITDA
	Three Months Ended July 31,		Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$3,535	$3,823	$20,100	$22,671	$(2,571)	(11.3)%
U.K. Operations	905	1,616	4,228	4,792	(564)	(11.8)%
U.S. Concrete Waste Management Services	3,120	3,986	7,310	7,453	(143)	(1.9)%
Other	-	911	-	-	-	0.0%
Total	$7,560	$10,336	$31,638	$34,916	$(3,278)	(9.4)%

	Net Income/(Loss)		Adjusted EBITDA
	Nine Months Ended July 31,		Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$(4,309)	$3,785	$48,029	$58,771	$(10,742)	(18.3)%
U.K. Operations	2,433	2,449	11,567	11,027	540	4.9%
U.S. Concrete Waste Management Services	8,526	9,526	18,871	18,997	(126)	(0.7)%
Other	130	6,639	-	-	-	0.0%
Total	$6,780	$22,399	$78,467	$88,795	$(10,328)	(11.6)%

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $3.5 million for the third quarter of fiscal 2024, versus net income of $3.8 million for the third quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $20.1 million for the third quarter of fiscal 2024, down $2.6 million from $22.7 million for the same period in fiscal 2023. The decrease in net income and Adjusted EBITDA were primarily attributable to lower revenue volumes due to factors described above in Results of Operations three months ended July 31, 2024.

Net loss for our U.S. Concrete Pumping segment was $4.3 million for the nine months ended July 31, 2024, versus net income of $3.8 million for the nine months ended July 31, 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $48.0 million for the nine months ended July 31, 2024, down $10.8 million from $58.8 million for the same period in fiscal 2023. The decrease in net income and Adjusted EBITDA were primarily attributable to lower revenue volumes, decreased labor efficiencies driven by the reduced revenue, and inflationary increases in commercial insurance.

U.K. Operations. Net income for our U.K. Operations segment was $0.9 million for the third quarter of fiscal 2024, versus net income of $1.6 million for the third quarter of fiscal 2023. Adjusted EBITDA for our U.K. Operations segment was $4.2 million for the third quarter of fiscal 2024, down $0.6 million from $4.8 million from the same period in fiscal 2023. The decrease in net income was primarily attributable to lower volumes caused by a general slowdown in commercial construction work, mostly due to the impact from high interest rates and non-recurring charges of $0.3 million that were partially offset by reductions in repair costs. Apart from the non-recuring charges, the change in adjusted EBITDA was impacted by the same items.

Net income for our U.K. Operations segment was $2.4 million for the nine months ended July 31, 2024, versus net income of $2.4 million for the nine months ended July 31, 2023. Adjusted EBITDA for our U.K. Operations segment was $11.6 million for the nine months ended July 31, 2024, up $0.6 million from $11.0 million for the nine months ended July 31, 2023. The increases were primarily attributable to the year-over-year improvement in revenue and reductions in fuel and repair costs.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $3.1 million for the third quarter of fiscal 2024, versus net income of $4.0 million for the third quarter of fiscal 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $7.3 million for the third quarter of fiscal 2024, down $0.2 million from $7.5 million for the same period in fiscal 2023. The decrease in net income was attributable to the inflationary increases in labor, higher corporate allocations and slightly higher depreciation, partially offset by the increase in revenue as described above. Apart from the slight increase in depreciation, the change in adjusted EBITDA was impacted by the same items.

Net income for our U.S. Concrete Waste Management Services segment was $8.5 million for the nine months ended July 31, 2024, versus net income of $9.5 million for the nine months ended July 31, 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $18.9 million for the nine months ended July 31, 2024, down $0.1 from $19.0 million for the nine months ended July 31, 2023. The decrease in net income was primarily driven by adverse weather impacts in the first quarter on labor efficiencies, coupled with inflationary increases in commercial insurance and labor costs, higher corporate allocations and slightly higher depreciation, partially offset by an increase in revenue as described above. Apart from the slight increase in depreciation, the change in adjusted EBITDA was impacted by the same items.

Other. There was no net income for Other activities for the third quarter of fiscal 2024, compared to a net income of $0.9 million for the third quarter of fiscal 2023. The change in net income is related to the change in warrant liability, as discussed above.

Net income for Other activities was $0.1 million for the nine months ended July 31, 2024, compared to a net income of $6.6 million for the nine months ended July 31, 2023. The change in net income is related to the change in warrant liability, as discussed above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $225.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions. As of July 31, 2024, we had $26.3 million of cash and cash equivalents and $210.0 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $236.3 million.

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

Our working capital surplus as of July 31, 2024 was $35.9 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. Our capital expenditures for the nine months ended July 31, 2024 and 2023 were approximately $37.5 million and $43.2 million, respectively. See "Cash Flow" discussion below for more information.

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

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of July 31, 2024 and October 31, 2023:

			July 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	June 2028	$-	$18,954
Senior notes - all long term	6.00%	February 2026	375,000	375,000
Total debt, gross			375,000	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(2,088)	(3,132)
Less: Current portion			-	(18,954)
Long term debt, net of unamortized deferred financing costs			$372,912	$371,868

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

There was no outstanding balance under the ABL Facility as of July 31, 2024 and as of that date, the Company was in compliance with all debt covenants. In addition, as of July 31, 2024, the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million. As of July 31, 2024, we had $210.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.5 million as of July 31, 2024. See Note 8 of Part I, Item I in this document for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the nine months ended July 31, 2024 was $64.5 million. The Company had net income of $6.8 million, which included net non-cash expense items of $50.3 million. In addition, we had cash inflows related to a decrease in our working capital of $7.4 million. Cash inflows related to working capital activity include a decrease in receivables of $7.2 million, an increase in other operating liabilities of $2.1 million and a decrease in inventory of $0.3 million. These were offset by a decrease of $1.7 million in accounts payable and an increase in other operating assets of $0.6 million. The decrease in receivables is due to decreases in sales volumes during the nine months ended July 31, 2024. The decrease in accounts payable is driven by a change in timing.

Net cash provided by operating activities during the nine months ended July 31, 2023 was $66.2 million. The Company had net income of $22.4 million, which included non-cash expense items of $46.5 million. In addition, we had cash outflows related to an increase in our working capital of $2.6 million. Cash outflows related to working capital activity include an increase in other operating liabilities of $4.5 million, an increase in trade receivables of $3.2 million, a decrease of $2.1 million to accounts payable, an increase in inventory of $1.0 million and an increase in other operating assets of $0.9 million. The increase in other operating liabilities is primarily related to timing of the payment of accrued interest. The Company makes semi-annual interest payments in February and August each year. The increase in trade receivables is due to stronger revenue growth. The decrease in accounts payable is driven by a change in timing.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $30.0 million to fund investing activities during the nine months ended July 31, 2024. The Company used $37.5 million for the purchase of property, plant and equipment, which was partially offset by $7.5 million in proceeds from the sale of property, plant and equipment.

We used $35.9 million to fund investing activities during the nine months ended July 31, 2023. The Company used $43.2 million for the purchase of property, plant and equipment and $0.8 million for the purchase of intangible assets, which was partially offset by $8.0 million in proceeds from the sale of property, plant and equipment.

The decrease in capital expenditures of $5.7 million for the nine months ended July 31, 2024 compared to the same period in the prior year is primarily due to the fact that we have sufficient capacity from our current fleet to meet the demand of the business going forward.

Cash flow used in financing activities.

Net cash used in financing activities was $24.8 million for the nine months ended July 31, 2024. Cash used in financing activities included $19.0 million in net payments under the Company's ABL Facility and $7.2 million in purchase of treasury stock, which included $4.0 million purchased under the share repurchase program and $3.2 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities.

Net cash used in financing activities was $26.7 million for the nine months ended July 31, 2023. Cash used in financing activities included $16.4 million in net proceeds under the Company's ABL Facility and $9.7 million in purchase of treasury stock, which included $8.6 million purchased under the share repurchase program and $1.1 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back loss on debt extinguishment, stock-based compensation, changes in the fair value of warrant liabilities, other income, net, goodwill and intangibles impairment and other adjustments. Other adjustments include non-recurring expenses, non-cash currency gains/losses, transaction expenses and interest income. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of various acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Consolidated
Net income	$7,560	$10,336	$6,780	$22,399
Interest expense and amortization of deferred financing costs	6,318	7,066	19,744	21,285
Income tax expense	3,081	3,318	4,250	5,427
Depreciation and amortization	14,491	14,707	42,827	43,877
EBITDA	31,450	35,427	73,601	92,988
Stock-based compensation	644	934	1,917	3,138
Change in fair value of warrant liabilities	-	(911)	(130)	(6,639)
Other expense (income), net	(276)	(262)	(360)	(296)
Other adjustments(1)	(180)	(272)	3,439	(396)
Adjusted EBITDA	$31,638	$34,916	$78,467	$88,795

U.S. Concrete Pumping
Net income (loss)	$3,535	$3,823	$(4,309)	$3,785
Interest expense and amortization of deferred financing costs	5,585	6,337	17,577	19,163
Income tax expense (benefit)	1,162	1,421	(426)	1,339
Depreciation and amortization	9,874	10,714	30,374	32,108
EBITDA	20,156	22,295	43,216	56,395
Stock-based compensation	644	934	1,917	3,138
Other expense (income), net	(252)	(257)	(279)	(273)
Other adjustments(1)	(448)	(301)	3,175	(489)
Adjusted EBITDA	$20,100	$22,671	$48,029	$58,771

U.K. Operations
Net income	$905	$1,616	$2,433	$2,449
Interest expense and amortization of deferred financing costs	733	729	2,167	2,122
Income tax expense	436	545	1,210	831
Depreciation and amortization	1,907	1,879	5,564	5,555
EBITDA	3,981	4,769	11,374	10,957
Other expense (income), net	(21)	(6)	(71)	(23)
Other adjustments	268	29	264	93
Adjusted EBITDA	$4,228	$4,792	$11,567	$11,027

U.S. Concrete Waste Management Services
Net income	$3,120	$3,986	$8,526	$9,526
Income tax expense	1,483	1,352	3,466	3,257
Depreciation and amortization	2,710	2,114	6,889	6,214
EBITDA	7,313	7,452	18,881	18,997
Other expense (income), net	(3)	1	(10)	-
Adjusted EBITDA	$7,310	$7,453	$18,871	$18,997

Other
Net income	$-	$911	$130	$6,639
EBITDA	-	911	130	6,639
Change in fair value of warrant liabilities	-	(911)	(130)	(6,639)
Adjusted EBITDA	$-	$-	$-	$-

[1] Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses, transaction expenses and interest income. For the nine months ended July 31, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation. See Note 13 in Part I, Item 1 of this report for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the nine months ended July 31, 2024 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of 2024, under our share repurchase program, we repurchased an aggregate of 370,419 shares of our common stock for a total of $2.5 million at an average price of $6.64 per share. The following table reflects issuer purchases of equity securities for the three months ended July 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2,3)
May 1, 2024 - May 31, 2024	124,425	$6.91	124,425	$21,050,680
June 1, 2024 - June 30, 2024	111,971	6.64	111,971	20,307,317
July 1, 2024 - July 31, 2024	134,023	6.40	134,023	19,450,057
Total	370,419	$6.64	370,419	$19,450,057
(1)	In January 2023, the board of directors of the Company approved an authorization of $10.0 million for the Company’s share repurchase program, which was announced January 23, 2023. This authorization expires on March 31, 2025. In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company's share repurchase program, which was announced March 7, 2024. This authorization also expires on March 31, 2025.
(2)	Includes commission cost.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

(c) The Company’s Chief Executive Officer, Bruce Young, had adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Young’s Rule 10b5-1 Trading Plan was adopted on January 15, 2024, provides for the exercise and sale of 736,810 shares of common stock pursuant to the terms of the plan, and was set to expire on February 5, 2025 or upon the earlier exercise of all 736,810 stock options. Mr. Young terminated the Rule 10b5-1 Trading Plan at the close of trading on May 14, 2024 and exercised all outstanding options as of that date.

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

Dated: September 4, 2024