Form 10-K
period 2024-10-31
Concrete Pumping Holdings, Inc.
filed 2025-01-10
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant was $163,295,079 based upon the market price of $6.65 per share on April 30, 2024. As of January 6, 2025, 53,002,607 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Concrete Pumping Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the year ended October 31, 2024

(i)

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Annual Report on Form 10-K (this "Annual Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as "likely," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, we cannot guarantee future results. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following list, which also summarizes some of the principal risks relating to the Company and its business:

●	the adverse impact of recent inflationary pressures, including increases in fuel costs, global economic conditions and events related to these conditions;

●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;

●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;

●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;

●	our ability to successfully implement our operating strategy;

●	our ability to successfully identify, manage and integrate acquisitions;

●	our ability to maintain effective internal controls necessary to provide reliable financial reports;

●

governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;

●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

●	our ability to retain key personnel and maintain satisfactory labor relations;

●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;

●	personal injury, property damage, results of litigation, proceedings, adverse rulings, and other claims and insurance coverage issues;

●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

●	the effects of currency fluctuations on our results of operations and financial condition;

●	our ability to monitor, protect and reduce disruptions to our information technology systems from cybersecurity threats and incidents;

●	other factors as described below in the section entitled "Risk Factors."

PART I

Item 1. Business

Concrete Pumping Holdings, Inc. is a Delaware corporation headquartered in Thornton, Colorado. We refer to Concrete Pumping Holdings, Inc. as the "Company," "CPH,", "us", "we" or "our" in this Annual Report, and these designations include our subsidiaries unless we state otherwise.

Our principal executive offices are located at 500 E. 84th Ave., Suite A-5, Thornton, Colorado, 80229. We maintain a website at https://www.concretepumpingholdings.com/. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Overview

CPH is a leading provider of concrete pumping services and concrete waste management services in the United States ("U.S.") and the United Kingdom ("U.K.") based on fleet size, primarily operating under what we believe are the only established, national concrete pumping brands in both geographies – Brundage-Bone Concrete Pumping, Inc. ("Brundage-Bone") for concrete pumping in the U.S., Camfaud Group Limited ("Camfaud") in the U.K., and Eco-Pan, Inc. ("Eco-Pan") for waste management services in both the U.S. and U.K. The Brundage-Bone business was founded in 1983 in Denver, Colorado. Since then, the Company has expanded across the U.S. and U.K. through more than 70 strategic acquisitions. Eco-Pan was founded in 1999 and was acquired by CPH in 2014.

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, given the rising awareness of environmental factors, proper concrete washout handling is an important area of focus for our Company. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and concrete waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2024, we operated a fleet of approximately 1,550 units of equipment, with approximately 1,590 employees and approximately 145 locations globally.

With over 40 years of experience, we believe we are the only nationally-scaled provider of concrete pumping services in the U.S. and the U.K., with the most comprehensive and reliable fleet and highly-skilled operators to provide quality service. We are especially equipped to support large and technically complex construction projects, which generally command higher price points than smaller projects. In addition, we have actively focused our business on commercial and infrastructure construction projects, while continuing to pursue profitable residential opportunities. Our fleet is capable of handling multiple large projects concurrently and can be deployed on short-notice across the U.S. and the U.K., thereby allowing us to efficiently allocate resources depending on market conditions to more profitable markets. Our complementary Eco-Pan business provides concrete washout services to customers. We plan to continue establishing additional Eco-Pan locations across the U.S. and the U.K., and further penetrate our existing concrete pumping customer base by cross-selling our Eco-Pan services.

As of October 31, 2024, we estimate our share of the concrete pumping market to be approximately 17% in the U.S. and approximately 30% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2024, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 25 years.

Segments

We operate through the following reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 68% of our total revenue for the year ended October 31, 2024, and services from this segment are primarily provided under our Brundage-Bone and Capital Pumping brands, which as of October 31, 2024, operated a total fleet of approximately 1,020 equipment units from a diversified footprint of approximately 90 locations across 22 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 17% of our total revenue for the year ended October 31, 2024. Operating under our Eco-Pan brand, with approximately 130 trucks and over 11,000 custom metal pans or containers for construction sites from 20 locations in the U.S. as of October 31, 2024, we are a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. We charge a fixed fee that includes (1) the round-trip delivery and pickup of watertight pans / containers, (2) environmental disposal of concrete washout and (3) a specified number of days the pans / containers can be used for. This provides a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. To the extent that the pans or containers are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations segment represented 15% of our total revenue for the year ended October 31, 2024, and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 400 equipment units that are serviced from approximately 35 locations as of October 31, 2024. In addition, the results of our concrete waste management operations under our Eco-Pan brand name in the U.K. are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2024. We bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

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

Equipment

Our fleet is operated by approximately 920 experienced employees as of October 31, 2024, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 150 skilled mechanics who perform in-house equipment servicing. As of October 31, 2024, we owned 100% of our fleet consisting of approximately 900 boom pumps, ranging in size from 20 to 66 meters, 90 placing booms, 20 telebelts, 300 stationary pumps, and 130 concrete waste management trucks. As of October 31, 2024, the average age of our fleet was approximately 8 years old and most of our equipment had useful lives of 10 to 25 years.

Customers

We serve a base of more than 16,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 90% customer retention rate based on our top 500 customers and ~100% customer retention rate of our top 100 customers as of October 31, 2024. In addition, as of October 31, 2024, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 25 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Suppliers

We primarily purchase pumping equipment, replacement parts, and fuel for our day-to-day operations. Concrete pumping equipment is primarily sourced from three suppliers – Schwing, Putzmeister, and Alliance. There are a number of other suppliers and we are not solely dependent upon any single equipment provider. We believe we are the concrete pumping industry’s largest consumer of concrete pumping supplies and, as such, have significant purchasing efficiencies. We typically purchase fuel in bulk at favorable prices and primarily utilize onsite fuel storage facilities.

Employees

As of October 31, 2024, we had approximately 1,590 employees across the U.S. and the U.K., of which approximately 1,070 are highly-skilled equipment operators and mechanics, approximately 200 are managers, approximately 40 are in sales, and approximately 70 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our employees have an average tenure of approximately five years for pump operators. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Pumping operators are trained in concrete pumping, concrete waste management operators are trained in the delivery and pick up of pans and containers and all operators are trained in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

Approximately 110 employees in CPH’s workforce are unionized across California, Oregon and Washington. These individuals are represented by the International Union of Operating Engineers ("IUOE") under three separate collective bargaining agreements. We have historically maintained favorable relations with the IUOE and have not experienced any significant disputes, disagreements, strikes or work stoppages.

Safety

We maintain an active safety program, including an in-house corporate safety department and a designated safety trainer at each branch. As part of our safety management program, we track key safety performance indicators at each branch location to monitor safety performance and seek to implement corrective actions when needed. Over the last two years, our Total Recordable Incident Rate has remained at or below industry averages.

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

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission ("SEC"). To obtain any of this information, go to our investor relations website, https://ir.concretepumpingholdings.com, and select "SEC Filings". Our investor relations website includes our Code of Business Conduct and Ethics and charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at https://ir.concretepumpingholdings.com (select "Corporate Governance").

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

Our business is cyclical in nature and a slowdown in economic activity, especially as it pertains to construction spending, has in the past and could in the future negatively impact our financial results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. Global economic challenges including inflation, persistently high interest rates, increased fuel costs, supply-chain disruptions, and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate, and as a result of these challenges, (1) we have experienced negative impacts to our gross margins where we have not been able to fully pass these cost increase factors on to our customers and (2) some of our customers’ projects have been delayed or potentially cancelled. Although economic conditions have shown signs of improvement in recent months, any further worsening of economic conditions or a decrease in construction expenditures and/or investments could cause weakness in our end markets, cause declines in construction and industrial activity, and materially adversely affect our revenue and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

●	the depth and duration of an economic slowdown and lack of availability of credit;
●	macroeconomic factors, which have resulted in a tight labor market and impacted supply chains, our operations and our customers’ operations;
●	uncertainty regarding general or regional economic conditions;
●	reductions in corporate spending for plants and facilities or government spending for infrastructure projects;
●	reductions in commercial and residential construction spending activity;
●	the cyclical nature of our customers’ businesses, particularly those operating in the commercial, infrastructure and residential construction sectors;
●	an increase in the cost of construction materials;
●	a decrease in investment in certain of our key geographic markets;
●	changes in interest rates and lending standards;
●	an overcapacity in the businesses that drive the need for construction;
●	adverse weather conditions, which may temporarily affect a particular region or regions;
●	reduced construction activity in our end markets;
●	terrorism or hostilities involving the U.S. or the U.K.;
●	change in structural construction designs of buildings (e.g., wood versus concrete);
●	risks of political or economic instability; and
●	oversupply of equipment or new entrants into the market area resulting in greater competitive activity.

A downturn in any of our end markets in one or more of our geographic markets caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Our business is seasonal and subject to adverse weather conditions.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, have in the past and could in the future reduce construction activity, restrict the demand for our products and services, and impede our ability to deliver and pump concrete efficiently or at all. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events have in the past and could in the future adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that have in the past and may in the future cause our revenue and operating results to vary:

●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	the timing of expenditures for maintaining existing equipment, acquiring new equipment and disposing of used equipment;
●	changes in demand for our services or the prices we charge due to changes in economic conditions, competition or other factors;
●	changes in the interest rates applicable to our variable rate debt, and the overall level of our debt;
●	fluctuations in fuel costs;
●	general economic conditions in the markets where we operate;
●	the cyclical nature of our customers’ businesses;
●	price changes in response to competitive factors;
●	other cost fluctuations, such as costs for employee-related compensation and benefits;
●	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which our business may be dependent in particular regions;
●	potential enactment of new legislation affecting our operations or labor relations;
●	timing of acquisitions and new branch openings and related costs;
●	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
●	changes in the exchange rate between the U.S. dollar ("USD") and Great Britain pound sterling ("GBP");
●	potential increased demand from our customers to develop and provide new technological services in our business to meet changing customer preferences;
●	our ability to control costs and maintain quality;
●	our effectiveness in integrating new locations and acquisitions; and
●	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of our existing debt.

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

We depend on a small group of key manufacturers of concrete pumping equipment to sell equipment to us. We have historically relied primarily on three suppliers, and we cannot provide assurance that our favorable working relationships with our suppliers will continue in the future or that they will continue to provide high-quality products, service and support. Any deterioration in the quality of such products, service or support could result in additional maintenance costs and operational issues.

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

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2024, the average age of our concrete pumping equipment was approximately eight years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

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

At October 31, 2024, we had remaining recorded goodwill of $223.0 million related to multiple acquisitions.

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

Fuel costs represent a meaningful portion of our operating expenses and we are dependent upon fuel to transport and operate our equipment. We have in the past and could in the future be adversely affected by limitations on fuel supplies or increases in fuel prices that result in higher costs of transporting equipment to and from job sites and higher costs to operate our concrete pumps and other equipment. Although we are able to pass through the impact of fuel price charges to most of our customers, there is often a lag before such pass-through arrangements are reflected in our operating results and there may be a limit to how much of any fuel price increases we can pass onto our customers. Any such limits may adversely affect our results of operations.

We depend on access to our branch facilities to service our customers and maintain and store our equipment, and natural disasters and other developments could materially adversely affect our business, financial condition and results of operations.

We depend on our primary branch facilities in the U.S. and U.K., respectively, to store, service and maintain our fleet of equipment. These facilities contain most of the specialized equipment we require to service our fleet, in addition to the extensive secure storage areas needed for a significant number of large vehicles. If any of our facilities were to sustain significant damage or become unavailable to us for any reason, including natural disasters, our operations could be disrupted, which could in turn adversely affect our relationships with our customers and our results of operations and cash flow. Any limitation on our access to facilities as a result of any breach of, or dispute under, our leases could also disrupt and adversely affect our operations. In addition, if natural disasters such as hurricanes, tornados, earthquakes or forest fires were to cause significant disruptions to the construction projects where we focus our business, our operations could be disrupted, which could in turn materially adversely affect our business, financial condition and results of operations.

Due to the material portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.

Our consolidated financial statements are presented in accordance with GAAP, and we report, and will continue to report, our results in U.S. dollars. Some of our operations are conducted by subsidiaries in the United Kingdom and the results of operations and the financial position of these subsidiaries are recorded in the relevant foreign currencies and then translated into U.S. dollars. Changes in the value of the pound sterling against the U.S. dollar during financial reporting periods result in foreign currency losses or gains on the translation of U.S. dollar denominated revenues and costs. The exchange rates between the pound sterling against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Consequently, our reported earnings has in the past and could in the future fluctuate materially as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

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

In addition, our industry is highly fragmented, and we expect to consider acquisition opportunities when we believe they would enhance our business and financial performance. However, acquisitions may impose significant strains on our management, operating systems and financial resources, and could experience unanticipated integration issues. The pursuit and integration of acquisitions has in the past and could in the future require substantial attention from our senior management, which would limit the amount of time they have available to devote to our existing operations. Our ability to realize the expected benefits from any future acquisitions depends in large part on our ability to integrate and consolidate the new operations within our existing operations in a timely and effective manner. Future acquisitions could also result in the incurrence of substantial amounts of indebtedness and contingent liabilities (including environmental, employee benefits and safety and health liabilities), accumulation of goodwill that may become impaired, and an increase in amortization expenses related to intangible assets. Any significant diversion of management’s attention from our existing operations, the loss of key employees or customers of any acquired business, any major difficulties encountered in the opening of start-up locations or the integration of acquired operations or any associated increases in indebtedness, liabilities or expenses could have a material adverse effect on our business, financial condition or results of operations.

We may not realize the anticipated synergies, cost savings or profits from acquisitions.

We have completed a number of acquisitions in the past that we believe present revenue, profit and cost-saving synergy opportunities. However, the integration of prior or future acquisitions may not result in the realization of the full benefits of the revenue, profit and cost synergies that we expected at the time or currently expect within the anticipated time frame or at all. Moreover, we may incur substantial expenses or unforeseen liabilities in connection with the integration of acquired businesses. While we anticipate that certain expenses will be incurred in connection with any acquisition, such expenses are difficult to estimate accurately and may exceed our estimates. Accordingly, the expected benefits of any acquisition may be offset by costs or delays incurred in integrating the businesses. Failure of prior or future acquisitions to meet our expectations and be integrated successfully could have a material adverse effect on our financial condition and results of operations.

Disruptions in our information technology systems due to cyber security threats, incidents or other factors could adversely impact our operations and our operating results, and unauthorized access to customer or vendor information on our systems could adversely affect our relationships and business reputation or result in liability.

Our information technology systems, including our equipment dispatch system and our enterprise resource planning system, facilitate our ability to monitor and control our assets and operations and adjust to changing market conditions and customer needs. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely impact our operations and our operating results by limiting our capacity to effectively monitor and control our assets and operations and adjust to changing market conditions in a timely manner. Computer viruses, hackers, employee misconduct and other external hazards can expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business.

Many of our business records at most of our branches are maintained manually, and loss of those records as a result of facility damage, personnel changes or otherwise could also cause such disruptions. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately safeguard the security of the data it holds, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities, leading to lower revenue, increased costs and other material adverse effects on our results of operations.

There are also inherent risks associated with developing, improving, expanding and updating current systems, including the potential disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. There is no assurance that the systems upon which we rely, including those of our third party service providers or those configured by our third party service providers, will be effectively implemented, maintained or expanded as planned. If we, or they on our behalf, do not successfully implement, maintain or expand our systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results.

As cyber security threats continue to evolve, increasing in sophistication and becoming more targeted, the risks the Company face continue to increase. Many attacks go undetected until they are either launched or have been active for some time. Additionally, there has been an increase in state-sponsored cyberattacks, often carried out by well-funded, highly capable groups. The rapid development and adoption of artificial intelligence technologies ("AI") further exacerbates these concerns, as AI can be used to both enhance the capabilities of attackers and help defenders develop more advanced security measures. Due to this we may need to invest additional resources to protect the security of our systems and to comply with increasingly stringent cybersecurity laws and regulations as applicable to our business.

The actions and controls we have implemented and continue to implement, or which we seek to cause or have caused third party service providers to implement, may be insufficient to protect our systems and information, and we may be unable to detect intrusions, breaches, or other efforts to obtain unauthorized access or interfere with our systems. In addition, although we have taken steps intended to mitigate cybersecurity threats and risks, including internal monitoring, business continuity planning, disaster recovery planning, vulnerability assessments involving penetration testing, business impact analysis and regular cybersecurity training for employees, we may not be able to prevent security breaches involving sensitive data, and a significant disruption or cybersecurity intrusion could adversely affect our results of operations, financial condition and liquidity.

Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber-attacks, or war could also materially adversely affect our ability to raise capital. The potential consequences of a future material cybersecurity attack on us or our third party service providers could include: business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information (including personal information in violation of one or more privacy laws); reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, any of which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs, the loss of customers, and could materially and adversely affect our business, results of operations and financial condition.

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

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns have in the past and could in the future adversely affect our financial condition and results of operations.

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

In addition, we have in the past and could in the future be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities or by U.K. authorities. Outcomes from these audits could have a material adverse effect on our financial condition and results of operations.

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

For example, there is concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to environmental, social, and governance matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs, the environment in which we do business and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

As of October 31, 2024, approximately 110 of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs have in the past and could in the future increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California was renewed as of July 1, 2022 and is effective through June 30, 2025. It will continue on a year-to-year basis after unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. No such notices have been given or received. Our collective bargaining agreement with our union in Oregon expires in the first quarter of fiscal year 2025. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

Under our collective bargaining agreements, we are, and have previously been, obligated to contribute to several multiemployer pension plans on behalf of our unionized employees. A multiemployer pension plan is a defined benefit pension plan that provides pension benefits to the union-represented workers of various generally unrelated companies. Under the Employment Retirement Income Security Act of 1974 ("ERISA"), an employer that has an obligation to contribute to an underfunded multiemployer plan, as well as any other entities that are treated as a single employer with such employer under applicable tax and ERISA rules, may become jointly and severally liable, generally upon complete or partial withdrawal from a multiemployer plan, for its proportionate share of the plan’s unfunded benefit obligations. These liabilities are known as "withdrawal liabilities." Certain of the multiemployer plans to which we are obligated to contribute have been significantly underfunded in the past. If any of the multiemployer plans were to become significantly underfunded again, and go into an "endangered status," the trustees of the plan would be required to adopt and maintain a rehabilitation plan and we may be required to pay a surcharge on top of our regular contributions to the plan.

We currently have no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which we currently contribute, and we have not been assessed any withdrawal liability in the past when we have ceased participating in certain multiemployer plans to which we previously contributed. In addition, we believe that the "construction industry" multiemployer plan exception may apply if we did withdraw from any of our current multiemployer plans. The "construction industry" exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a "construction industry" multiemployer plan unless and until (among other things) that employer continues or resumes covered operations in the relevant geographic market without continuing or resuming (as applicable) contributions to the multiemployer plan. If this exception applies, withdrawal liability may be delayed or even inapplicable if we cease participation in any multiemployer plan(s). However, there can be no assurance that we will not withdraw from one or more multiemployer plans in the future, that the "construction industry exception" would apply if we did withdraw, or that we will not incur withdrawal liability if we do withdraw. Accordingly, we may be required to pay material amounts of withdrawal liability if one or more of those plans is underfunded at the time of withdrawal and withdrawal liability applies in connection with our withdrawal. In addition, we may incur material liabilities if any multiemployer plan(s) in which we participate requires us to increase our contribution levels to alleviate existing underfunding and/or becomes insolvent, terminates or liquidates.

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

As of October 31, 2024, we had $375.0 million of indebtedness outstanding, consisting of (1) $375.0 million for our fixed 6.000% senior secured second lien notes due 2026 (the "Senior Notes") and (2) approximately $20,000 outstanding under our ABL credit agreement (the "ABL Facility"), in addition to $335.0 million of availability under our ABL Facility. Through June 29, 2022, borrowings in U.S. Dollars bore interest at either (1) an adjusted LIBOR rate plus an applicable margin of 2.25% or (2) a base rate plus an applicable margin of 1.25%. After June 29, 2022 and through May 31, 2023, borrowings in U.S. Dollars bore interest at (1) the secured overnight financing rate ("SOFR") rate plus an applicable margin currently set at 2.00% or (2) a base rate plus an applicable margin currently set at 1.00%. After May 31, 2023 and through September 6, 2024, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. After September 6, borrowings in U.S. Dollars bear interest at, (1) the SOFR rate (subject to a 0.00% floor), plus an applicable margin equal to 2.50% per annum that is fixed until September 30, 2025, after which point the margin will stepdown to 2.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount, and will further stepdown to 2.00% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount 2024, or (2) as related to all other loans, the base rate (subject to a 0.00% floor), plus an applicable margin equal to 1.50% per annum that is fixed until September 30, 2025, which will stepdown to 1.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 1.00% per annum if the quarterly average excess availability is greater than or equal to 66.6% of the Maximum Revolver Amount. Through May 31, 2023, borrowings in GBP bore interest at the sterling overnight indexed average ("SONIA") rate plus an applicable margin currently set at 2.0326%. After May 31, 2023 and through September 6, 2024, borrowings in GBP bore interest at the SONIA rate plus an applicable margin equal to 2.2826%. After September 6, 2024, borrowings in GBP bear interest at the SONIA rate (subject to a 0.00% floor), plus an applicable margin equal to 2.53% per annum that is fixed until September 30, 2025, after which point there will be a stepdown to 2.28% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 2.03% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount. The ABL Facility matures the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable.

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

Our business could suffer if we are unable to obtain capital as required, resulting in a decrease in our revenue and cash flows.

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

If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

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
●

a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

●	a decreased ability to issue additional shares or obtain additional financing in the future.

Shares of our common stock have been thinly traded in the past.

Although a trading market for our common stock exists, the trading volume has not been significant and there can be no assurance that an active trading market for our common stock will be sustained in the future. As a result of the thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our industry, or our competitors. When any analysts who cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our peers, the price of our common stock can decline. If any analyst who covers the Company were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

As of October 31, 2024, CFLL Holdings, LLC owns 15,477,138 shares, or 29% of outstanding shares of common stock and BBCP Investors, LLC owns 11,005,275 shares, or 21% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock, and the ownership of significant shareholders has in the past contributed to our low trading volumes, as further described under the risk factor above titled "Shares of our common stock have been thinly traded in the past.".

In addition, shares of our common stock granted or reserved for future issuance under our Omnibus Incentive Plan become eligible for sale in the public market once those shares are issued, subject to provisions in various vesting agreements and Rule 144, as applicable. Following amendments to our 2018 Omnibus Incentive Plan on October 29, 2020 and April 25, 2023, a total of 6.3 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 2.9 million shares of common stock remain available for future issuance as of October 31, 2024.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality, adverse weather and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results have in the past and may in the future fluctuate significantly because of a number of factors, including:

●	labor availability and costs for hourly and management personnel;
●	demand for our services;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	adverse rulings or settlements in legal or administrative proceedings;
●	changes in consumer preferences and competitive conditions;
●	expansion into new markets; and
●	fluctuations in commodity prices.

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

The Charter of the Company contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of directors or management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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
●

a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s director nominees to the Board or otherwise attempting to obtain control of us.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of the Charter described in the preceding paragraph. However, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable to it for disputes with us and/or with our directors, officers or other employees, which may discourage such lawsuits against us and such persons. Alternatively, a court may determine that the choice of forum provision is unenforceable. If a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We rely on our technology network infrastructure and information systems to operate our business, interact with vendors and customers, and collect and make payments, among other functions. Our internally developed infrastructure and systems, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats and incidents, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity or availability of such systems or related information.

Such attacks have become more sophisticated over time, especially as threat actors have become increasingly well-funded by or themselves include governmental actors with significant means. We expect that the sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies. The Company experiences cyber threats in the normal course of its business, and computer viruses, hackers, employee misconduct and other external hazards could expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. Refer to Item 1A. Risk Factors, for additional details on cybersecurity risks that could potentially materially affect the Company.

We manage our risks from cybersecurity threats through our overall enterprise risk management process, which is overseen by the Board. Our cybersecurity risks are considered individually as part of our enterprise risk management process alongside other risks, and priorities and discussed with our Board. The Company seeks to prioritize the management of cybersecurity risk and the protection of confidential information and systems, and the Company’s program and processes are based on industry standards as guided by the National Institute of Standards and Technology ("NIST") framework. Under the supervision of the Chief Financial Officer ("CFO") and our Director of IT, we regularly work to identify all computing assets including hardware, software, and network infrastructure in order to conduct a risk assessment. We consider threats that may originate from both internal and external sources and maintain technical security controls internally. To identify risks, we complete vulnerability assessments on a recurring basis to help proactively identify potential weaknesses. We additionally engage a third-party vendor to conduct external and internal penetration testing on a periodic basis in order to assist in identifying additional vulnerabilities in our environment. We also perform business continuity planning and disaster recovery exercises throughout the organization annually by our in-house team.

In connection with our overall cybersecurity risk management processes, we receive recurring threat intelligence from our partners that help us recognize the updated tactics, techniques, and procedures being utilized by threat actors. Employees at the Company receive mandatory recurring cybersecurity training and phishing exercises to reduce the likelihood of success by threat actors. We also engage a third-party service provider to provide monitoring and detection of our cybersecurity environment, which allows us to timely respond to cybersecurity events with the goal of reducing its potential impact. The Company performs an IT security assessment of critical third-party vendors prior to establishing a formal relationship and has additional processes in place to continue to oversee and identify risks associated with the use of our third-party service providers once a formal relationship is established. We additionally have a cybersecurity incident response plan ("CIRP") that outlines the appropriate procedures, communication flow and response for potential cybersecurity incidents as well as categorizations of scope, incident and impact of such incidents.

Governance

The Company’s Director of IT reports to our CFO and leads the Information Technology team (collectively "the IT Security Team"). The IT Security Team is responsible for the strategic oversight of cybersecurity risk management and strategy including the identification and assessment of cybersecurity threats and incidents. Periodically, they are also responsible, alongside the CFO and senior management, to keep the Audit Committee of the Board of Directors informed and briefed with respect to cybersecurity risks and incidents. Our Director of IT has extensive experience of over 15 years in various IT roles across a range of cyber technologies, processes and strategies and is supported by the IT Security Team and the wider IT team, including the IT Security Manager, to support the Company’s cyber risk management processes, including the prevention, detection and mitigation of cybersecurity threats and incidents, and any required response to and remediation of such cybersecurity threats or incidents.

The Audit Committee is responsible for providing governance and oversight over the Company’s operational cybersecurity program, risk management and incident response on behalf of the Board. The CFO reports the results of risk assessments, including the evaluation of cybersecurity risks, the actions that the Company has taken to mitigate these risks and an analysis of cybersecurity threats and incidents across the industry to the Audit Committee. This includes assessing the measures and controls in place to mitigate cybersecurity risks and providing oversight of the response of any significant cybersecurity threats and incidents.

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 90 locations in 22 states in the U.S. and 35 locations in the U.K. as of October 31, 2024. We own 18 of our locations in the U.S and 1 location in the U.K. We lease all remaining U.S locations and all of our locations in the U.K. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate without a formal lease. We believe that our properties are suitable for our current operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol "BBCP". As of January 6, 2025, there were 15 holders of record of shares of our common stock. A substantially greater number of holders of common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. It is the present intention of the Company to retain any earnings for investment in its business operations or share repurchase activity (see below) and, accordingly, the Company does not currently anticipate the Board declaring any dividends.

Issuer Purchases of Equity Securities

During the fourth quarter of 2024, we repurchased an aggregate of 422,796 shares of our common stock under our publicly announced share repurchase program for a total of $2.5 million at an average price of $5.89 per share. The following table reflects issuer purchases of equity securities for the three months ended October 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2,3)
August 1, 2024 - August 31, 2024	217,425		$6.32		138,938	$18,584,131
September 1, 2024 - September 30, 2024	134,694		5.73		134,694	17,811,675
October 1, 2024 - October 31, 2024	149,164		5.71		149,164	16,959,726
Total	501,283	[4]	$5.98	[5]	422,796	$16,959,726
(1)	In January 2023, the board of directors of the Company approved an authorization of $10.0 million for the Company’s share repurchase program, which was announced January 23, 2023. This authorization expires on March 31, 2025. In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company's share repurchase program, which was announced March 7, 2024. This authorization also expires on March 31, 2025.
(2)	Includes commission cost.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.
(4)	Of the 501,283 shares included in this column, 422,796 were purchased under the purchase program and the remaining 78,487 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.
(5)	Of the $5.98 per share included in this column, 422,796 were purchased under the purchase program and the remaining 78,487 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Item 8 of this Annual Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary" and in Item 1A "Risk Factors" of this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements.

Business Overview

The Company is a Delaware corporation headquartered in Thornton, Colorado. The audited consolidated financial statements included herein include the accounts of Concrete Pumping Holdings, Inc. and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. ("Brundage-Bone"), Camfaud Group Limited ("Camfaud"), and Eco-Pan, Inc. ("Eco-Pan").

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

U.S. Concrete Pumping

All branches operating within our U.S Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment collectively has approximately 90 branch locations across 22 states with their corporate headquarters in Thornton, Colorado.

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

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider in the U.K and its core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 35 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Corporate ("Other")

Our Corporate activities, referred to as "Other" in our financial statements, primarily relate to the change in fair value remeasurement of warrant liabilities leading up to their expiration.

Expiration of Warrants

On December 6, 2023, all of the Company’s 13,017,677 warrants to acquire shares of its common stock expired in accordance with their terms, and there were no other warrants outstanding as of October 31, 2024.

2024 Upsize of Asset-Based Lending Credit Agreement

As of October 31, 2024, we had $335.0 million in availability under our ABL credit agreement (the "ABL Facility") and $375.0 million of indebtedness outstanding, consisting of (1) $375.0 million for our fixed 6.000% senior secured second lien notes due 2026 (the "Senior Notes") and (2) approximately $20,000 outstanding under our ABL Facility. In September, 2024, the Company amended and restated its existing ABL Facility to provide up to $350.0 million (previously $225.0 million) of commitments and extend the maturity of the ABL Facility to September 6, 2029. The September 6, 2024 amendments to the ABL Facility (1) increased the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increased the letter of credit sublimit from $22.5 million to $32.5 million and (3) extended the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable.

Results of Operations

Management's discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described. The tables included in the period-to-period comparisons below provide summaries of our revenues, gross profits and net income for our business segments for the years ended October 31, 2024 and 2023.

Twelve Months Ended October 31, 2024 and 2023

Revenue

	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Revenue
U.S. Concrete Pumping	$291,017	$317,877	$(26,860)	(8.4)%
U.K. Operations	63,955	62,588	1,367	2.2%
U.S. Concrete Waste Management Services - Third parties	70,900	61,776	9,124	14.8%
U.S. Concrete Waste Management Services - Intersegment	418	629	(211)	*
Intersegment eliminations	(418)	(629)	211	*
Total revenue	$425,872	$442,241	$(16,369)	(3.7)%

*Change is not meaningful

Total revenue. Total revenues were $425.9 million for the twelve months ended October 31, 2024, compared to $442.2 million for the twelve months ended October 31, 2023. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 8.4%, or $26.9 million, from $317.9 million in the twelve months ended October 31, 2023 to $291.0 million for fiscal 2024. The change is attributable to (1) a general slowdown in commercial construction volume, mostly due to restrictive monetary policy in the U.S. and the associated impact from persistently higher interest rates, (2) increased commercial building vacancy rates coupled with an oversaturation of concrete pumps in certain markets, and (3) significant weather events across many of the Company's markets throughout the year ended October 31, 2024, which included but is not limited to the record-breaking cold temperatures and heavy rainfall in much of the contiguous U.S. during the first three quarters of 2024 and the devastating amounts of precipitation dropped by Hurricane Helene on the Company's southeastern markets.

U.K. Operations. Revenue for our U.K. Operations segment increased by 2.2%, or $1.4 million, from $62.6 million in the twelve months ended October 31, 2023 to $64.0 million for fiscal 2024. Excluding the impact from foreign currency translation, revenue was down 1% year-over-year. The decrease was primarily attributable to volume declines as a result of continued delays on project start dates that slightly offset pricing improvements.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment increased by 14.8%, or $9.1 million, from $61.8 million in the twelve months ended October 31, 2023 to $70.9 million for fiscal 2024. The increase in revenue was driven by robust organic volume growth and pricing improvements despite the U.S. weather headwinds discussed above.

Gross Profit and Gross Margin

	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2024	2023	$	%
Gross Profit and Gross Margin
Gross Profit	$165,834	$178,304	$(12,470)	(7.0)%
Gross Margin	38.9%	40.3%

Gross margin. Our gross margin for the year ended October 31, 2024 was 38.9% compared to 40.3% for the year ended October 31, 2023. The slight decrease in our gross margin was primarily related to decreased labor efficiencies caused by the reduced revenue in our U.S. Concrete Pumping segment and inflationary increases in commercial insurance premium costs. These amounts were partially offset by improved fuel expense and lower repair and maintenance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the twelve months ended October 31, 2024 were $116.5 million, a decrease of $0.4 million from $116.9 million in the twelve months ended October 31, 2023. G&A expenses as a percentage of revenue were 27.4% for fiscal 2024 compared to 26.4% for the same period a year ago. The slight decrease in G&A expenses was due primarily to non-cash (1) decreases in amortization expense of $3.8 million and stock-based compensation expense of $1.5 million, (2) increases in currency gains of $0.6 million due to exchange rate movements and (3) a cash decrease of $0.7 million in other G&A expense amounts. These decreases were almost completely offset by (1) a non-recurring charge of $3.5 million in the first quarter of 2024 as a result of a recent adverse court ruling related to sales tax in Washington State, as further described in Note 15 in Part I, Item 1 of this report, and (2) higher labor and health insurance premiums of approximately $2.9 million as a result of wage inflation.

For the twelve months ended October 31, 2024, excluding amortization of intangible assets of $15.1 million, depreciation expense of $2.3 million, stock-based compensation expense of $2.4 million and non-recurring charges of $4.1 million which include $3.5 million related to the Washington State sales tax court ruling, G&A expenses were $92.6 million (21.7% of revenue). For the twelve months ended October 31, 2023, excluding amortization of intangible assets of $18.9 million, depreciation expense of $2.4 million and stock-based compensation expense of $3.8 million, G&A expenses were $91.7 million (20.7% of revenue). The increase was primarily due to higher labor and health insurance costs as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs, net of interest income. Interest expense and amortization of deferred financing costs, net of interest income for the year ended October 31, 2024 was $25.6 million, down $2.5 million from $28.1 million for the year ended October 31, 2023. The decrease was primarily attributable to an approximately $46.1 million reduction in debt through repayment of our ABL revolver and cash accumulation during the twelve months ended October 31, 2024 as compared to the same period a year ago.

Change in fair value of warrant liabilities. During the years ended October 31, 2024 and 2023 the Company recognized a $0.1 million gain and a $6.9 million gain, respectively, on the fair value remeasurement of our liability-classified warrants. The decline in the fair value remeasurement of the public warrants is due to the Company's share price trading below the exercise price as the warrants were closer to expiring in December 2023. On December 6, 2023, all of the Company's 13,017,677 warrants expired. As such they were no longer recognized as a liability on the condensed consolidated balance sheet as of October 31, 2024.

Income tax expense

Income tax expense. For the years ended October 31, 2024 and 2023, the Company’s effective tax rate was 33.3% and 21.6%, respectively. The increase of the effective tax rate from fiscal years 2023 to 2024 was primarily driven by (1) higher excess tax deficiencies from share-based compensation exercise and vesting activity in the twelve months ended October 31, 2024, (2) the non-taxable unrealized gains on the warrants fair value increases in the twelve months ended October 31, 2023, (3) increases in the UK corporate income tax rate to 25% during fiscal 2024 and (4) the expiration of the capital allowances super deduction in the UK in fiscal 2024. The higher excess tax deficiencies from share-based compensation were primarily related to the cancellation of market-based awards that failed to meet their performance conditions in the financial year.

Net Income and Adjusted EBITDA Results

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses, which were previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to appropriately align its placement with the manner in which the Company allocates its resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 21 in Part II, Item 8 of this report for more information. In addition, in order to distribute the use of corporate resources and appropriately align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. Refer to Non-GAAP Measures below for details on adjustments. The Company recast segment results for the twelve months ended October 31, 2023 are below:

	Year Ended October 31, 2023
(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Other
As Previously Reported
Net income	$5,106	$4,160	$14,348	$8,176
Income tax expense	3,317	752	4,339	364
Depreciation and amortization	41,870	7,535	8,401	860
EBITDA	75,587	15,272	27,088	9,400
Other Adjustments	(5,628)	3,254	2,948	-
Adjusted EBITDA	73,583	18,486	30,030	2,501

Recast Adjustment
Net income (loss)	$1,278	$-	$-	$(1,278)
Income tax expense (benefit)	363	-	-	(363)
Depreciation and amortization	860	-	-	(860)
EBITDA	2,501	-	-	(2,501)
Other Adjustments	6,044	(3,096)	(2,948)	-
Adjusted EBITDA	8,545	(3,096)	(2,948)	(2,501)

Current Report As Recast
Net income	$6,384	$4,160	$14,348	$6,898
Income tax expense	3,680	752	4,339	1
Depreciation and amortization	42,730	7,535	8,401	-
EBITDA	78,088	15,272	27,088	6,899
Other Adjustments	416	158	-	-
Adjusted EBITDA	82,128	15,390	27,082	-

	Net Income		Adjusted EBITDA
	Year Ended October 31,		Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2024	2023	2024	2023	$	%
U.S. Concrete Pumping	$(2,315)	$6,384	$67,364	$82,128	$(14,764)	(18.0)%
U.K. Operations	4,154	4,160	16,762	15,390	1,372	8.9%
U.S. Concrete Waste Management Services	14,241	14,348	28,020	27,082	938	3.5%
Other	127	6,898	-	-	-	0.0%
Total	$16,207	$31,790	$112,146	$124,600	$(12,454)	(10.0)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $2.3 million for the twelve months ended October 31, 2024, versus net income of $6.4 million for the twelve months ended October 31, 2023. Adjusted EBITDA for our U.S. Concrete Pumping segment was $67.4 million for the twelve months ended October 31, 2024, down 18.0% from $82.1 million for the twelve months ended October 31, 2023. The decrease in net income was primarily attributable to lower revenue volumes, decreased labor efficiencies driven by the reduced revenue, inflationary increases in commercial and health insurance, a non-recurring charge of $3.5 million in the first quarter of 2024 as a result of a recent adverse court ruling related to sales tax in Washington State, as further described in Note 15 in Part I, Item 1 of this report and increased depreciation expense. Apart from the non-recurring charge of $3.5 million discussed above and the increase in depreciation expense, the change in adjusted EBITDA was impacted by the same items.

U.K. Operations. Net income for our U.K. Operations segment was $4.2 million for the twelve months ended October 31, 2024, compared to net income of $4.2 million for the twelve months ended October 31, 2023. Adjusted EBITDA for our U.K. Operations segment was $16.8 million for the twelve months ended October 31, 2024, up 8.9% from $15.4 million for the twelve months ended October 31, 2023. Excluding the impact from foreign currency translation, net income decreased slightly due to the decreased revenue discussed above and an increase in income tax expense which were partially offset by improvements in fuel and repair costs. Excluding the impact from foreign currency transaction, adjusted EBITDA increased slightly due to the items discussed above except for income tax expense, which is excluded from the adjusted EBITDA calculation.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $14.2 million for the twelve months ended October 31, 2024, down slightly from net income of $14.3 million for the twelve months ended October 31, 2023. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $28.0 million for the twelve months ended October 31, 2024, up 3.5% from $27.1 million for the twelve months ended October 31, 2023. The slight decrease in net income was primarily due to increased depreciation expense, almost entirely offset by the increased revenue as described above. Adjusted EBITDA increased due to the items discussed above except for depreciation expense, which is excluded from the adjusted EBITDA calculation.

Other. Net income for Other activities was $0.1 million for the twelve months ended October 31, 2024, compared to a net income of $6.9 million for the twelve months ended October 31, 2023. The change in net income is related to the change in warrant liability, as discussed above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; and (4) finance strategic acquisitions. As of October 31, 2024, we had $43.0 million of cash and cash equivalents and $335.0 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $378.0 million.

We have paid down borrowings on the outstanding balance of our ABL Facility using cash on hand, during the twelve months ended October 31, 2024. Such repayments, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We believe our existing cash and cash equivalent balances, cash flow from operations and borrowing capacity under our ABL Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity could result in dilution to our stockholders while the incurrence of additional debt could restrict our operations.

Material Cash Requirements

Our principal uses of cash historically have been to fund operating activities and working capital, purchases of property and equipment, strategic acquisitions, fund payments due under facility operating and finance leases, share repurchases and to meet debt service requirements.

Our working capital surplus as of October 31, 2024 was $56.0 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the years ended October 31, 2024 and 2023 were approximately $43.8 million and $54.5 million, respectively. See "Cash Flow" discussion below for more information.

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

Future Contractual Obligations

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, interest payments, lease agreements and capital expenditures. We have no off-balance sheet arrangements except for our committed capital as discussed below. Our estimated future obligations as of October 31, 2024 include both current and long term obligations. We have a long-term obligation of $375.0 million related to our Senior Notes due February 2026 (excluding discount for deferred financing costs). Under our operating leases, we have short-term obligations for payments of $6.5 million and long-term obligations for payments of $28.1 million. As of October 31, 2024, we have a current obligation for our ABL Facility of approximately $20,000. Additionally, the Company was contractually committed for $11.0 million of capital expenditures for purchases of property and equipment and these are expected to be paid in the next twelve months.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company's debt balances as of October 31, 2024 and 2023:

			October 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	September 2029	$20	$18,954
Senior notes - all long term	6.000%	February 2026	375,000	375,000
Total debt, gross			375,020	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(1,740)	(3,132)
Less: Current portion			(20)	(18,954)
Long term debt, net of unamortized deferred financing costs			$373,260	$371,868

Amendment to ABL Facility

On September 6, 2024, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increase the letter of credit sublimit from $22.5 million to $32.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million. Of the $125.0 million in incremental commitments, $75.0 million was provided by Bank of America, N.A. and $50.0 million was provided by PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $1.2 million of debt issuance costs related to the September 6, 2024, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $1.2 million will be amortized from September 6, 2024 through September 6, 2029.

The outstanding balance under the ABL Facility as of October 31, 2024 was approximately $20,000 and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2024, the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million. As of October 31, 2024, we had $335.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.5 million as of October 31, 2024. See Note 10 in Item 8 Financial Statements and Supplementary Data for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the twelve months ended October 31, 2024 was $86.9 million. The Company had net income of $16.2 million, which included net non-cash expense items of $67.9 million. In addition, we had cash inflows related to a decrease in our working capital of $2.8 million. Cash inflows related to working capital activity include a decrease in receivables of $7.2 million, a decrease in other operating assets of $0.6 million and a decrease in inventory of $0.6 million. These were offset by a decrease of $4.0 million in other operating liabilities and a decrease in accounts payable of $1.7 million. The decrease in receivables is due to decreases in sales volumes during the twelve months ended October 31, 2024. The decrease in accounts payable is driven by a slow down in business activity as discussed above and the general timing of invoices.

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

We used $32.1 million to fund investing activities during the twelve months ended October 31, 2024. The Company used $43.8 million for the purchase of property, plant and equipment. These amounts were partially offset by $11.7 million in proceeds from the sale of property, plant and equipment.

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

Net cash used in financing activities was $28.8 million for the twelve months ended October 31, 2024. Cash used in financing activities included $18.9 million in net payments under the Company's ABL Facility and $10.2 million in purchase of treasury stock, which included $6.5 million purchased under the share repurchase program and $3.7 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities.

Net cash used in financing activities was $44.3 million for the twelve months ended October 31, 2023. Cash used in financing activities included $33.2 million in net payments under the Company's ABL Facility and $10.5 million in purchase of treasury stock, which included $8.9 million purchased under the share repurchase program and $1.6 million in outflows from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Other Reporting Matters

Non-GAAP Financial Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back loss on debt extinguishment, stock-based compensation, changes in the fair value of warrant liabilities, other income, net, goodwill and intangibles impairment and other adjustments. Other adjustments include non-recurring expenses, non-cash currency gains/losses, transaction expenses and other items not necessarily indicative of our underlying operating performance. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods.

During the first quarter of fiscal year 2024, the Company moved certain assets and associated revenues and expenses that were previously categorized in the Company's Other activities, into the U.S. Concrete Pumping segment in order to appropriately align its placement with the manner in which the Company allocates its resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 21 in Part II, Item 8 of this report for more information. In addition, in order to distribute the use of corporate resources and appropriately align measures with segment performance, beginning in the first quarter of fiscal year 2024, the Company is no longer adding back intercompany allocations to segment Adjusted EBITDA. As a result, segment results for prior periods have been reclassified to conform to our current period presentation. See the section "Adjusted EBITDA and Net Income/(Loss)" above for more information.

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

	Year Ended October 31,
(in thousands)	2024	2023
Consolidated
Net income	$16,207	$31,790
Interest expense and amortization of deferred financing costs, net of interest income	25,572	28,119
Income tax expense	8,104	8,772
Depreciation and amortization	57,110	58,666
EBITDA	106,993	127,347
Stock-based compensation	2,394	3,847
Change in fair value of warrant liabilities	(130)	(6,899)
Other expense (income), net	(406)	(330)
Other adjustments(1)	3,295	635
Adjusted EBITDA	$112,146	$124,600

U.S. Concrete Pumping
Net income (loss)	$(2,315)	$6,384
Interest expense and amortization of deferred financing costs, net of interest income	22,823	25,294
Income tax expense (benefit)	1,758	3,680
Depreciation and amortization	40,092	42,730
EBITDA	62,358	78,088
Stock-based compensation	2,394	3,847
Other expense (income), net	(300)	(284)
Other adjustments(1)	2,912	477
Adjusted EBITDA	$67,364	$82,128

U.K. Operations
Net income	$4,154	$4,160
Interest expense and amortization of deferred financing costs, net of interest income	2,749	2,825
Income tax expense	1,893	752
Depreciation and amortization	7,669	7,535
EBITDA	16,465	15,272
Other expense (income), net	(86)	(40)
Other adjustments	383	158
Adjusted EBITDA	$16,762	$15,390

U.S. Concrete Waste Management Services
Net income	$14,241	$14,348
Income tax expense	4,450	4,339
Depreciation and amortization	9,349	8,401
EBITDA	28,040	27,088
Other expense (income), net	(20)	(6)
Adjusted EBITDA	$28,020	$27,082

Other
Net income	$127	$6,898
Income tax expense	3	1
EBITDA	130	6,899
Change in fair value of warrant liabilities	(130)	(6,899)
Adjusted EBITDA	$-	$-

1 Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses, and transaction expenses. For the twelve months ended October 31, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation amongst other adjustments. See Note 15 in Part II, Item 8 of this report for more information.

Critical Accounting Policies and Estimates

For more information regarding the Company’s significant accounting policies, as well as recent accounting pronouncements, see Note 2 and Note 3 to the consolidated financial statements within Item 8 of this Annual Report.

In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. Significant unfavorable changes to current conditions, have and could result in a material impact to our consolidated and combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our business activities are in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Listed below are those estimates that we believe are critical and require the use of complex judgment in their application.

Goodwill and Intangible Assets

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment annually, generally as of August 31st, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenue, cash flow margins, capital expenditures, trade name royalty rates, discount rate, tax amortization benefit and other market factors outside of our control. The Company evaluates for triggering events quarterly throughout the fiscal year.

When we perform any goodwill impairment test, the estimated fair value of our reporting units are determined using an income approach that utilizes a discounted cash flow ("DCF") model and a market approach that utilizes the guideline public company method ("GPC"), both of which are weighted for each reporting unit and are discussed below in further detail. In accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"), we evaluated the methods for reasonableness and reliability and assigned weightings accordingly. A mathematical weighting is not prescribed by ASC 820, rather it requires judgement. As such, each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. In addition, in order to assess the reasonableness of the fair value of our reporting units as calculated under both approaches, we also compare the Company’s total fair value to its market capitalization and calculate an implied control premium (the excess sum of the reporting unit’s fair value over its market capitalization). We evaluate the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable.

Under the income approach, the DCF model is based on expected future after-tax operating cash flows of the reporting unit, discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning (i) future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, (ii) the probability of regulatory approvals, and (iii) future economic conditions, all of which may differ from actual future cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in the DCF model, is based on estimates of the weighted average cost of capital ("WACC") of market participants relative to our reporting unit. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. Any changes in these assumptions may affect our fair value estimate and the result of an impairment test. The discount rates and other inputs and assumptions are consistent with those that a market participant would use.

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

The Company's annual impairment analysis is performed each year on August 31. The Company determined that it is more likely than not that the goodwill and long-lived intangible assets were not impaired during fiscal 2024 and 2023. If the planned business performance expectations are not met or if specific valuation factors out of our control, such as the discount rate, change significantly, then the estimated FVs of the reporting unit might decline and lead to a goodwill impairment in the future.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Concrete Pumping Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. and its subsidiaries (the "Company") as of October 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Revenue Recognition for Concrete Pumping Services

As described in Note 2 to the consolidated financial statements, the majority of the Company’s revenue from concrete pumping services comes from daily services, where the Company sends a single operator with a conventional concrete pump truck to deliver concrete from one point to another as directed by the customer. Customers are billed on either (1) a solely time basis or (2) a time and volume pumped basis. The Company's revenue was $425.9 million for the year ended October 31, 2024, of which a majority relates to concrete pumping services.

The principal consideration for our determination that performing procedures relating to revenue recognition for concrete pumping services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for concrete pumping services.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for concrete pumping services, including controls over the initiation, billing and recording of revenue. These procedures also included, among others (i) testing a sample of revenue transactions by obtaining and inspecting source documents, such as customer acceptances, invoices, and subsequent payment receipts and (ii) testing a sample of outstanding customer invoice balances as of year-end by obtaining and inspecting source documents, such as customer acceptances, invoices, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

January 10, 2025

We have served as the Company’s auditor since 2023.

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	As of October 31,	As of October 31,
(in thousands, except per share amounts)	2024	2023

Current assets:
Cash and cash equivalents	$43,041	$15,861
Receivables, net of allowance for doubtful accounts of $916 and $978, respectively	56,441	62,976
Inventory	5,922	6,732
Prepaid expenses and other current assets	6,956	8,701
Total current assets	112,360	94,270

Property, plant and equipment, net	415,726	427,648
Intangible assets, net	105,612	120,244
Goodwill	222,996	221,517
Right-of-use operating lease assets	26,179	24,815
Other non-current assets	12,578	14,250
Deferred financing costs	2,539	1,781
Total assets	$897,990	$904,525

Current liabilities:
Revolving loan	$20	$18,954
Operating lease obligations, current portion	4,817	4,739
Finance lease obligations, current portion	-	125
Accounts payable	7,668	8,906
Accrued payroll and payroll expenses	14,303	14,524
Accrued expenses and other current liabilities	28,673	34,750
Income taxes payable	850	1,848
Warrant liability, current portion	-	130
Total current liabilities	56,331	83,976

Long term debt, net of discount for deferred financing costs	373,260	371,868
Operating lease obligations, non-current	21,716	20,458
Finance lease obligations, non-current	-	50
Deferred income taxes	86,647	80,791
Other liabilities, non-current	13,321	14,142
Total liabilities	551,275	571,285

Commitments and contingencies (Note 15)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2024 and October 31, 2023	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 53,273,644 and 54,757,445 issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	6	6
Additional paid-in capital	386,313	383,286
Treasury stock	(25,881)	(15,114)
Accumulated other comprehensive loss	(483)	(5,491)
Accumulated deficit	(38,240)	(54,447)
Total stockholders' equity	321,715	308,240

Total liabilities and stockholders' equity	$897,990	$904,525

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Year Ended October 31,
(in thousands, except per share amounts)	2024	2023

Revenue	$425,872	$442,241

Cost of operations	260,038	263,937
Gross profit	165,834	178,304

General and administrative expenses	116,487	116,852
Income from operations	49,347	61,452

Other income (expense):
Interest expense and amortization of deferred financing costs	(25,880)	(28,131)
Change in fair value of warrant liabilities	130	6,899
Interest income	308	12
Other income, net	406	330
Total other expense	(25,036)	(20,890)

Income before income taxes	24,311	40,562

Income tax expense	8,104	8,772

Net income	16,207	31,790

Less accretion of liquidation preference on preferred stock	(1,750)	(1,750)

Income available to common shareholders	$14,457	$30,040

Weighted average common shares outstanding
Basic	53,543	53,276
Diluted	54,238	54,174

Net income per common share
Basic	$0.27	$0.54
Diluted	$0.26	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended October 31,
(in thousands)	2024	2023

Net income	$16,207	$31,790

Other comprehensive income:
Foreign currency translation adjustment	5,008	3,737

Total comprehensive income	$21,215	$35,527

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2022	56,226,191	$6	$379,395	$(4,609)	$(9,228)	$(86,237)	$279,327
Stock-based compensation expense	-	-	3,847	-	-	-	3,847
Forfeiture/cancellation of restricted stock	(35,947)	-	-	-	-	-	-
Shares issued under stock-based program	128,781	-	44	-	-	-	44
Treasury shares purchased from shares issued under stock-based program	(228,542)	-	-	(1,625)	-	-	(1,625)
Treasury shares purchased under share repurchase program	(1,333,038)	-	-	(8,880)	-	-	(8,880)
Net income	-	-	-	-	-	31,790	31,790
Foreign currency translation adjustment	-	-	-	-	3,737	-	3,737
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	2,394	-	-	-	2,394
Forfeiture/cancellation of restricted stock	(753,997)	-	-	-	-	-	-
Shares issued under stock-based program	871,545	-	633	-	-	-	633
Treasury shares purchased from shares issued under stock-based program	(601,011)	-	-	(4,299)	-	-	(4,299)
Treasury shares purchased under share repurchase program	(1,000,338)	-	-	(6,468)	-	-	(6,468)
Net income	-	-	-	-	-	16,207	16,207
Foreign currency translation adjustment	-	-	-	-	5,008	-	5,008
Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
(in thousands)	2024	2023
Net income	$16,207	$31,790
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	5,103	5,506
Foreign currency adjustments	(1,234)	(566)
Depreciation	41,969	39,756
Deferred income taxes	5,281	6,137
Amortization of deferred financing costs	1,803	1,859
Amortization of intangible assets	15,141	18,910
Stock-based compensation expense	2,394	3,847
Change in fair value of warrant liabilities	(130)	(6,899)
Net gain on the sale of property, plant and equipment	(2,309)	(2,247)
Other operating activities	(78)	18
Net changes in operating assets and liabilities:
Receivables	7,164	328
Inventory	600	(1,142)
Other operating assets	632	1,338
Accounts payable	(1,679)	(464)
Other operating liabilities	(3,964)	(1,296)
Net cash provided by operating activities	86,900	96,875

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,810)	(54,505)
Proceeds from sale of property, plant and equipment	11,679	11,147
Purchases of intangible assets	-	(800)
Net cash used in investing activities	(32,131)	(44,158)

Cash flows from financing activities:
Proceeds on revolving loan	313,170	317,989
Payments on revolving loan	(332,104)	(351,167)
Payment of debt issuance costs	(953)	(550)
Purchase of treasury stock	(10,160)	(10,505)
Other financing activities	1,279	(63)
Net cash used in financing activities	(28,768)	(44,296)
Effect of foreign currency exchange rate changes on cash	1,179	(42)
Net increase in cash and cash equivalents	27,180	8,379
Cash and cash equivalents:
Beginning of period	15,861	7,482
End of period	$43,041	$15,861

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization and Description of Business

Organization

Concrete Pumping Holdings, Inc. (the "Company") is a Delaware corporation headquartered in Thornton, Colorado. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Brundage-Bone Concrete Pumping, Inc. ("Brundage-Bone"), Camfaud Group Limited ("Camfaud"), and Eco-Pan, Inc. ("Eco-Pan").

Nature of business

Brundage-Bone is a concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 90 branch locations across approximately 22 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Note 2. Summary of Significant Accounting Policies

Principles of consolidation and Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

Certain prior period amounts have been reclassified in order to conform to the current year presentation.

During the first quarter of fiscal year 2024, certain assets and associated revenues and expenses previously part of the Company's Other activities were aggregated into its U.S. Concrete Pumping segment in order to better align its placement with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to current period presentation. For further discussion, see Note 21.

The consolidated financial statements include all accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, the liability for incurred but unreported claims under various partially self-insured polices, goodwill and intangible impairment analysis, valuation of share-based compensation, accounting for business combinations and estimates used in calculating the right-of-use asset and lease liability. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Inventory

Inventory consists primarily of replacement parts for concrete pumping equipment. Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company evaluates inventory for obsolete and slow- moving inventory to account for cost adjustments.

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

Goodwill

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles–Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

The Company has recognized goodwill in connection with prior business combinations. The Company performed a qualitative test as of the annual impairment testing date of August 31, 2024 and there were no impairment indicators present. For the years ended  October 31, 2024 and 2023, no triggering events were identified.

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

In Years
Buildings and improvements	15 to 40
Finance lease assets—buildings	40
Furniture and office equipment	2 to 7
Machinery and equipment	3 to 25
Transportation equipment	5

Finance lease assets are amortized over the estimated useful life of the asset (see Note 9).

ASC 360, Property, Plant and Equipment (ASC 360) requires other long-lived assets to be evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of October 31, 2024 or 2023.

Intangible assets

The Company has recognized certain intangible assets in connections with prior business combinations. Intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination or asset acquisition) less accumulated amortization (if finite-lived).

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment. The Company performed a qualitative test as of the annual impairment testing date of August 31, 2024 and there were no impairment indicators present. For the years ended  October 31, 2024 and 2023, no triggering events were identified. Refer to Note 7 for further information.

Derivatives

The Company had public warrants outstanding and due to certain provisions in the warrant agreement, coupled with the Company's capital structure, which includes preferred stock with voting rights, the public warrants do not meet the criteria to be classified in stockholders’ equity and instead meet the definition of a liability-classified derivative under ASC Topic 815, Derivatives and Hedging ("ASC 815"). The warrants expired on December 6, 2023 and there were no amounts outstanding as of October 31, 2024. As such, the Company recognized these warrants within short-term liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations at each reporting date. See further discussion of the warrants fair value in Note 4.

Revenue recognition

The Company generates revenues primarily from (1) concrete pumping services in both the U.S. and U.K. and (2) the Company’s concrete waste services business, both of which are discussed below. In addition, the Company generates an immaterial amount of revenue from the sales of replacement parts to customers. The Company’s delivery terms for replacement part sales are FOB shipping point.

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

A much smaller component of the total concrete pumping services revenue comes from placing boom services. Placing booms have become an essential tool in the efficient construction of high-rise buildings. A placing boom is the articulating boom component of a conventional concrete pump truck, positioned on the uppermost floor of a building construction project. Concrete is then supplied through a pipeline from the pump that remains at ground level. Due to the long-term nature of high-rise jobs, these contracts are generally longer term but typically not in excess of one year. Customers are generally invoiced (1) at month end for a fixed monthly placing boom usage fee, (2) daily for time worked and volume of concrete pumped and (3) at the beginning of the job for certain set-up costs and at the end of the job for tear-down costs. As it pertains to the fixed monthly usage fee and daily fees related to time worked and volume of concrete pumped, which collectively make up a significant portion of the total consideration in the contract. For the consideration allocated to set-up and tear-down fees, the Company recognizes revenue on a straight-line basis over the estimated term of the contract. The aggregate asset or liability from these services is not significant. As invoices are issued with terms of net 30 and substantially all of the contracts are completed within a year, we do not disclose the value of unsatisfied performance obligations, which would include the value of future usage of the Company’s placing boom assets, hours to be worked or cubic yards to be pumped.

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

The table below summarizes our revenues as presented in our consolidated statements of operations for the years ended October 31, 2024 and 2023 by revenue type:

	Year Ended October 31,
(in thousands)	2024	2023
Service revenue	$391,346	$411,247
Lease fixed revenue	21,599	18,680
Lease variable revenue	12,927	12,314
Total revenue	$425,872	$442,241

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

Pursuant to CECL (defined below), Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts, Management’s understanding of the current economic circumstances within the Company’s industry, reasonable and supportable forecasts and Management’s judgment as to the likelihood of ultimate payment based upon available data. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or, in particular circumstances, changes to individual customers. Accordingly, the Company may be required to increase or decrease the allowance for doubtful accounts.

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the fiscal years ended  October 31, 2024 and 2023 is presented in Note 21. The Company’s three reportable segments are U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services.

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

These leases, with few exceptions, provide for escalations that are fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably certain. The Company does not separate non-lease components from lease components, but instead accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component.

The Company, from time to time, will enter into subleases, but these are immaterial in nature. From the Company’s perspective, these items are not factored into the value of the ROU asset, but are recorded as an offset to expense on the Consolidated Statement of Operations.

Reserves for Claims

General

The Company is exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which the Company self-insures includes: (1) workers' compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Management’s methodology for developing self-insurance reserves is based on estimates. The estimation process considers, among other matters, the cost of known claims over time and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease our reserve levels. See below and Note 15 for more details.

Commercial Self-Insured Losses

For the fiscal years ended October 31, 2024 and 2023, the Company retained a portion of the risk for workers' compensation, automobile, and general liability losses ("self-insured commercial liability").

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

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participants claims exceeding certain limits are covered by a stop-loss insurance policy.

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

See Note 21 for more information.

Stock-based compensation

The Company follows ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company accounts for forfeitures as they occur. For restricted stock units, shares are not outstanding shares until the vesting date.

For time-based awards, the award is assigned a fair value equal to the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods on a straight-line basis. For stock awards that include a performance-based vesting condition, such as the Company's free cashflow exceeding certain performance targets, similar to time-based awards, the award is assigned a fair value equal to the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods using the graded vesting method. The fair value is adjusted based on the potential outcome of the performance condition. For stock awards that include a market-based vesting condition, the Company uses a Monte Carlo Simulation in estimating the fair value at grant date and recognizes compensation expense over the requisite service period using the graded vesting method. To the extent that a market-based vesting award is forfeited following completion of the requisite service period, compensation cost for accounting purposes is not reversed.

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

Gains/(losses) from foreign currency translation of certain of the Company's intercompany balances during the years ended October 31, 2024 and 2023 were $1.2 million and $0.6 million, respectively, and were included in general and administrative expenses in the consolidated statements of operations. Since the U.S. and the U.K. primarily transact within their respective currencies, gains/(losses) from foreign currency transactions are not material.

Earnings per share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share. For purposes of calculating earnings per share ("EPS"), a company that has participating security holders (for example, holders of unvested restricted stock that have non-forfeitable dividend rights and the Company’s Series A Preferred Stock) is required to utilize the two-class method for calculating EPS unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period is calculated by taking the net income (loss) for the period, less both the dividends declared in the period on participating securities (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) for the period. Our common shares outstanding are comprised of shareholder owned common stock and shares of unvested restricted stock held by participating security holders.

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

Concentrations

As of  October 31, 2024 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Note 3. New Accounting Pronouncements

Newly adopted accounting pronouncements

ASU 2016-13, Financial Instruments Credit Losses (Topic 326) ("ASU 2016-13") - In June 2016, the FASB issued ASU No. 2016-13, which, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions (known as the current expected credit loss ("CECL") model). Under the new guidance, the Company recognizes an allowance for its estimate of expected credit losses over the entire contractual term of its receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. The Company’s receivables are in scope for CECL. At the point that these receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted CECL as of November 1, 2023 for fiscal year ending October 31, 2024. The adoption of CECL did not have a material impact on the consolidated financial statements and related disclosures because the Company’s accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

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

ASU 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03) - In November 2024, the FASB issued ASU No. 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects of adoption of this guidance will have on its consolidated financial statements.

Note 4. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes in the Company's valuation techniques used to measure fair value for the year ended October 31, 2024 and 2023.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of October 31, 2024 and 2023 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of October 31,		As of October 31,
	2024		2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$375,000	$372,656	$375,000	$353,438

Warrants

At October 31, 2023, there were 13,017,677 public warrants and no private warrants outstanding. Each warrant entitled its holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants expired on December 6, 2023 and there were no amounts outstanding as of October 31, 2024.

The Company accounted for the public warrants issued in connection with its IPO in accordance with ASC 815, under which certain provisions in the public warrant agreements do not meet the criteria for equity classification and therefore these warrants must be recorded as liabilities. The fair value of each public warrant is based on the public trading price of the warrant (Level 2 fair value measurement). Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statements of operations, see Note 2 for further discussion.

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

Note 5. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of  October 31, 2024 and 2023 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$3,155	$3,802
Prepaid insurance	1,462	1,611
Prepaid licenses and deposits	884	810
Other current assets and prepaids	1,455	2,478
Total prepaid expenses and other current assets	$6,956	$8,701

Note 6. Property, Plant and Equipment

The significant components of property, plant and equipment as of  October 31, 2024 and 2023 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Land, building and improvements	$32,724	$29,338
Finance leases—land and buildings	-	828
Machinery and equipment	534,014	517,514
Transportation equipment	11,133	9,306
Furniture and office equipment	4,187	3,817
Property, plant and equipment, gross	582,058	560,803
Less accumulated depreciation	(166,332)	(133,155)
Property, plant and equipment, net	$415,726	$427,648

Depreciation expense for the years ended October 31, 2024 and 2023 is as follows:

	Year Ended October 31,
(in thousands)	2024	2023
Cost of operations	$39,644	$37,336
General and administrative expenses	2,325	2,420
Total depreciation expense	$41,969	$39,756

Note 7. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations. The Company performed a qualitative test as of the annual impairment testing date of August 31, 2024 and 2023, in which there were no impairment indicators present. The Company performed a quantitative impairment analysis as of August 31, 2022. Based on the results of this analysis the fair values of the Company's reporting units were in excess of their carrying values and as such, no impairments were identified.

The valuation methodology used to value the trade names during the quantitative impairment analysis as of August 31, 2022, was based on the relief-from-royalty method which is an income-based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade names. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping, Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 61%, 49% and 127%, respectively, and their remaining values are $37.3 million, $7.7 million and $5.5 million as of October 31, 2022, respectively.

The goodwill impairment test performed as of August 31, 2022, was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations reporting units were approximately 7%, 82% and 32% greater than their carrying values, respectively. As such, no impairment charge was recorded. If the planned business performance expectations are not met or if specific valuation factors out of our control, such as the discount rate, change significantly, then the estimated fair values of the reporting unit might decline and lead to a goodwill impairment in the future.

The following table summarizes the composition of intangible assets as of October 31, 2024 and 2023:

	As of October 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.1	$195,126	$-	$(144,132)	$1,191	$52,185
Trade name	4.1	5,097	-	(3,181)	296	2,212
Assembled workforce	1.1	1,650	-	(1,522)	-	128
Noncompete agreements	2.9	1,200	-	(613)	-	587
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(149,448)	$1,487	$105,612

	As of October 31,
	2023
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	10.1	$195,126	$-	$(130,295)	$832	$65,663
Trade name	5.1	5,097	-	(2,645)	146	2,598
Assembled workforce	1.4	1,650	-	(972)	-	678
Noncompete agreements	3.9	1,200	-	(395)	-	805
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(134,307)	$978	$120,244

Amortization expense for the year ended  October 31, 2024 and 2023 was $15.1 million and $18.9 million, respectively. Based on intangible asset values and currency exchange rates as of  October 31, 2024, total intangible asset amortization expense is expected to be $11.8 million, $9.5 million, $7.8 million, $6.5 million, and $5.1 million for years ending October 31, 2025 through 2029, respectively, and approximately $14.4 million combined for all years thereafter.

The changes in the carrying value of goodwill by reportable segment for the years ended October 31, 2024 and 2023 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance at October 31, 2022	$147,482	$23,630	$49,133	$220,245
Foreign currency translation	-	1,272	-	1,272
Balance at October 31, 2023	$147,482	$24,902	$49,133	$221,517
Foreign currency translation	-	1,479	-	1,479
Balance at October 31, 2024	$147,482	$26,381	$49,133	$222,996

Goodwill in the above table is presented net of accumulated impairment losses of $52.9 million as of October 31, 2024 and 2023. The U.S. Concrete Pumping and U.K. Operations reportable segments recorded $38.5 million and $14.4 million, respectively, in accumulated impairment losses.

Note 8. Other Non-Current Assets

The significant components of other non-current assets as of  October 31, 2024 and 2023 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Expected recoveries related to self-insured commercial liabilities	$12,170	$13,822
Other non-current assets	408	428
Total other non-current assets	$12,578	$14,250

Note 9. Leases

Lease expense consisted of the following:

	Classification on the Consolidated Statement of Operations	Year Ended October 31,	Year Ended October 31,
(in thousands)		2024	2023
Operating lease expense	General and administrative expenses	$7,324	$6,522
Short-term and variable lease expense	General and administrative expenses	599	686
Finance lease expense:
Amortization of right-of-use assets	General and administrative expenses	2	22
Interest on lease liability	Interest expense, net	-	9
Total finance lease expense		$2	30
Sublease income	General and administrative expenses	(141)	(85)
Total lease expense		$7,784	$7,153

Supplemental consolidated balance sheet information and other information related to leases:

(in thousands)		October 31,	October 31,
Leases	Classification on the Consolidated Balance Sheet	2024	2023
Assets:
Operating lease assets	Right-of-use operating lease assets	$26,179	$24,815
Finance lease assets	Property, plant and equipment, net	-	680
Total leased assets		26,179	25,495
Current liabilities:
Operating	Operating lease obligations, current portion	$4,817	$4,739
Finance	Finance lease obligations, current portion	-	125
Noncurrent liabilities:
Operating	Operating lease obligations, non-current	21,716	20,458
Finance	Finance lease obligations, non-current	-	50
Total leased liabilities		$26,533	$25,372

Weighted-average remaining lease term (years)
Operating leases		7	6
Finance leases		-	2
Weighted-average discount rate
Operating leases		7.8%	7.1%
Finance leases		-	3.8%

Supplemental consolidated cash flow statement information related to leases:

(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,076	$5,278
Financing cash flows from finance leases	5	109

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease and finance lease liabilities recorded on the Company’s consolidated balance sheet as of October 31, 2024:

Future Payments
(in thousands)	Operating Leases
2025	$6,500
2026	5,585
2027	5,002
2028	4,430
2029	3,517
Thereafter	9,604
Total lease payments	$34,638
Less: Interest	(8,105)
Total lease payments	$26,533
Less: Current portion	(4,817)
Long-term portion	$21,716

As of October 31, 2024, we had no material operating or finance leases that had not yet commenced.

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

The following is supplemental consolidated balance sheet information and other information related to related party leases:

(in thousands)		October 31,	October 31,
Leases	Classification on the Consolidated Balance Sheet	2024	2023
Assets:
Operating lease assets	Right-of-use operating lease assets	$2,820	$2,972
Current liabilities:
Operating	Operating lease obligations, current portion	$323	$284
Noncurrent liabilities:
Operating	Operating lease obligations, non-current	2,480	2,669
Total leased liabilities		$2,803	$2,953

For both years ended October 31, 2024 and 2023, $0.6 million was included in general and administrative expenses on the consolidated statement of operations related to related party leases.

Note 10. Long-Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company's debt balances as of October 31, 2024 and 2023:

			October 31,	October 31,
(in thousands)	Interest Rates	Maturities	2024	2023
ABL Facility - short term	Varies	September 2029	$20	$18,954
Senior notes - all long term	6.000%	February 2026	375,000	375,000
Total debt, gross			375,020	393,954
Less: Unamortized deferred financing costs offsetting long term debt			(1,740)	(3,132)
Less: Current portion			(20)	(18,954)
Long term debt, net of unamortized deferred financing costs			$373,260	$371,868

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the "Senior Notes") issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other lenders party thereto, which originally provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The Senior Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer's domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors").

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

On September 6, 2024, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increase the letter of credit sublimit from $22.5 million to $32.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million. Of the $125.0 million in incremental commitments, $75.0 million was provided by Bank of America, N.A. and $50.0 million was provided by PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $1.2 million of debt issuance costs related to the September 6, 2024 ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $1.2 million will be amortized from September 6, 2024 through September 6, 2029.

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

The outstanding principal amount of the Senior Notes as of  October 31, 2024 was $375.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $350.0 million and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $25.0 million;
●	Borrowing capacity available for standby letters of credit of up to $32.5 million and for swing loan borrowings of up to $22.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through May 31, 2023, borrowings in GBP bore interest at the SONIA rate plus an applicable margin currently set at 2.0326%. After May 31, 2023 and through September 6, 2024, borrowings in GBP bore interest at the SONIA rate plus an applicable margin equal to 2.2826%. After September 6, 2024, borrowings in GBP bear interest at the SONIA rate (subject to a 0.00% floor), plus an applicable margin equal to 2.53% per annum that is fixed until September 30, 2025, after which point there will be a stepdown to 2.28% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 2.03% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount;
●	Through May 31, 2023, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.00% or (2) a base rate plus an applicable margin currently set at 1.00%. After May 31, 2023 and through September 6, 2024, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. After September 6, 2024, borrowings in U.S. Dollars bear interest at, (1) the SOFR rate (subject to a 0.00% floor), plus an applicable margin equal to 2.50% per annum that is fixed until September 30, 2025, after which point the margin will stepdown to 2.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount, and will further stepdown to 2.00% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount, or (2) as related to all other loans, the base rate (subject to a 0.00% floor), plus an applicable margin equal to 1.50% per annum that is fixed until September 30, 2025, which will stepdown to 1.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 1.00% per annum if the quarterly average excess availability is greater than or equal to 66.6% of the Maximum Revolver Amount.;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio and maximum total leverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

The outstanding balance under the ABL Facility as of  October 31, 2024 was approximately $20,000 and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2024, the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million. As of October 31, 2024, the Company had $335.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.5 million as of October 31, 2024.

The Company utilizes the ABL Facility to support its working capital arrangement.

At October 31, 2024 and 2023, the weighted average interest rate for borrowings under the ABL Facility was 7.5% and 7.9%, respectively.

Note 11. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of October 31, 2024 and 2023:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Accrued vacation	$3,541	$2,982
Accrued payroll	4,339	3,960
Accrued bonus	4,837	5,368
Accrued employee-related taxes	1,517	1,892
Other accrued	69	322
Total accrued payroll and payroll expenses	$14,303	$14,524

Note 12. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of October 31, 2024 and 2023:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Accrued self-insured commercial liabilities	$12,210	$11,087
Accrued self-insured health liabilities	1,712	2,269
Accrued interest	5,625	5,775
Accrued equipment purchases	1,354	8,545
Accrued property, sales and use tax	3,960	1,791
Accrued professional fees	1,326	1,429
Other	2,486	3,854
Total accrued expenses and other liabilities	$28,673	$34,750

Note 13. Other Liabilities, Non-Current

The following table summarizes other non-current liabilities as of October 31, 2024 and 2023:

	As of October 31,	As of October 31,
(in thousands)	2024	2023
Self-insured commercial liability	$12,332	$14,140
Other	989	2
Total other non-current liabilities	$13,321	$14,142

Note 14. Income Taxes

The sources of income before income taxes for the fiscal years ended  October 31, 2024 and 2023 are as follows:

(in thousands)	Year Ended October 31, 2024	Year Ended October 31, 2023
United States	$18,264	$35,650
Foreign	6,047	4,912
Total	$24,311	$40,562

The components of the provision for income taxes for the fiscal years ended  October 31, 2024 and 2023 are as follows:

(in thousands)	Year Ended October 31, 2024	Year Ended October 31, 2023
Current tax provision:
Federal	$1,924	$1,945
State and local	723	690
Total current tax provision	$2,647	$2,635

Deferred tax provision:
Federal	$3,012	$4,567
Foreign	1,893	753
State and local	552	817
Total deferred tax provision	$5,457	$6,137

Net provision for income taxes	$8,104	$8,772

For the fiscal years ended October 31, 2024 and 2023, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

(in thousands)	Year Ended October 31, 2024	Year Ended October 31, 2023
Income tax expense per federal statutory rate of 21% for each period	$5,105	$8,517
State income taxes, net of federal deduction	1,003	1,196
Change in deferred tax rate	(31)	(280)
Warrant fair value change	(27)	(1,449)
Stock compensation shortfall (benefit)	1,023	(10)
Foreign income inclusion	103	-
Increase (decrease) in valuation allowance	(23)	14
Other	951	784
Income tax provision	$8,104	$8,772

The tax effects of the temporary differences giving rise to the Company’s net deferred tax liabilities for fiscal years ending  October 31, 2024 and 2023 are summarized as follows:

(in thousands)	Year Ended October 31, 2024	Year Ended October 31, 2023
Deferred tax assets:
Accrued insurance reserve	$2,579	$1,865
Accrued sales and use tax	72	72
Accrued bonuses and vacation	1,591	1,855
Accrued payroll tax	200	281
Foreign tax credit carryforward	80	80
State tax credit carryforward	21	52
Interest expense carryforward	1,396	1,241
Stock-based compensation	443	2,490
Operating lease liability	6,406	6,109
Other	156	209
Net operating loss carryforward	10,982	18,596
Total deferred tax assets	$23,926	$32,850
Valuation allowance	(123)	(164)
Net deferred tax assets	$23,803	$32,686

Deferred tax liabilities:
Intangible assets	(14,598)	(16,352)
Prepaid expenses	(200)	(242)
Property and equipment	(89,329)	(90,907)
Right-of-use operating lease asset	(6,323)	(5,976)
Total net deferred tax liabilities	(110,450)	(113,477)

Net deferred tax liabilities	$(86,647)	$(80,791)

As of October 31, 2024, the Company has the following tax carryforwards:

(in millions)	Year Ended October 31, 2024	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$33.8	Indefinite carryforward
State net operating loss carryforwards	29.3	FY25
Foreign net operating loss carryforwards	10.0	Indefinite carryforward
Foreign tax carryforwards	0.1	FY26
Federal interest expense carryforwards	5.2	Indefinite carryforward
State interest expense carryforwards	10.5	Indefinite carryforward
Total tax carryforwards	$88.9

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

Pursuant to Internal Revenue Code Section 382, annual use of the Company’s net operating loss ("NOL") carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has determined that no such change in ownership happened during the fiscal years ended October 31, 2024 and 2023.

The following table summarizes the changes in the Company's unrecognized tax benefits during the fiscal years ended October 31, 2024 and 2023. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

(in thousands)	Year Ended October 31, 2024	Year Ended October 31, 2023
Balance, beginning of year	$1,203	$1,333
Decrease in prior year position	(126)	(130)
Balance, end of year	$1,077	$1,203

As of October 31, 2024 and 2023, the Company has recognized no interest or penalties.

Note 15. Commitments and Contingencies

Purchase Commitments

As of October 31, 2024, the Company was contractually committed for $11.0 million of capital expenditures for purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months.

Insurance

Commercial Self-Insured Losses

The following table summarizes as of October 31, 2024 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables.

		As of October 31, 2024	As of October 31, 2023
(in thousands)	Classification on the Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$12,210	$11,087
Self-insured commercial liability, non-current	Other liabilities, non-current	12,332	14,140
Total self-insured commercial liabilities		$24,542	$25,227

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$3,155	$3,802
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	12,170	13,822
Total expected recoveries related to self-insured commercial liabilities		$15,325	$17,625

Total self-insured commercial liability, net of expected recoveries		$9,217	$7,602

The Company has accrued $9.2 million and $7.6 million, as of October 31, 2024 and 2023, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, net of recoveries.

Medical Self-Insured Losses

As of October 31, 2024 and 2023, the Company had accrued $1.7 million and $1.2 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator required the Company to maintain a bank account to facilitate the administration of claims.

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

Washington Department of Revenue Sales Tax Issue

Historically, the Company has not charged sales tax to its Washington State customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. Effective April 1, 2020, the state of Washington Department of Revenue ("DOR") published a rule which amended Washington Administrative Code 458-20-211, otherwise known as Rule 211, by designating sales of stand-alone concrete pumping services as solely retail transactions. The Company sought to defend its position that no sales tax should be charged for customers that provide a reseller certificate. As such, for the period from April 1, 2020 through January 31, 2024, the Company did not charge sales tax where its customers provide a reseller certificate and petitioned for declaratory relief from the amended rule.

In February 2023, the Company received an adverse ruling from the Thurston County superior court in Washington State regarding its position, which it appealed. As of October 31, 2023, no liability had been recorded in connection with this contingency as a loss was not deemed probable at that time.

In February 2024, oral arguments were heard in the Court of Appeals in Tacoma, Washington and the Company received an unfavorable judgement during the same month. As a result of this unfavorable judgment, the Company concluded that loss is probable and therefore recorded a loss of $3.5 million. The loss is included in general and administrative expenses in the Company’s consolidated financial statements for the twelve months ended October 31, 2024. During the quarter ended January 31, 2024, the Company made a payment of $1.8 million to the DOR. Beginning with the second quarter of fiscal year 2024, the Company started assessing sales tax related to its customers in the state of Washington.

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of October 31, 2024, total outstanding letters of credit totaled $13.9 million, all of which had been committed to the Company’s commercial insurance providers.

Note 16. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following December 6, 2018, there were:

●	28,847,707 shares of common stock issued and outstanding;
●	34,100,000 warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share; and
●	2,450,980 shares of zero-dividend convertible perpetual preferred stock ("Series A Preferred Stock") outstanding, as further discussed below

Grants of new restricted stock awards and exercises of stock options are issued out of outstanding and available common stock.

As discussed below, on April 29, 2019, 2,101,213 shares of common stock were issued in exchange for the Company's public warrants and 1,707,175 shares of common stock were issued in exchange for the Company's private warrants. At October 31, 2023, there were 13,017,677 public warrants and no private warrants outstanding. The warrants expired on December 6, 2023 and there were no amounts outstanding as of October 31, 2024.

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of October 31, 2024, the additional cumulative amount totaled $10.5 million which would be recognized when it is probable that it will become redeemable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the fiscal year ended October 31, 2024 and 2023. All repurchases were at market value.

	Year Ended October 31,
(in thousands, except price per share)	2024	2023
Shares repurchased	1,000	1,333
Total cost of shares repurchased	$6,468	$8,883
Average price per share	$6.47	$6.66

Note 17. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company granted stock-based awards to certain employees in the U.S. and U.K. All awards in the U.S. are restricted stock awards while awards granted to employees in the U.K. are stock options with exercise prices of $0.01. Regardless of where the awards were granted, the awards generally vest pursuant to one of the following conditions:

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

(5)	Free cash flow ("FCF")-based and time-based vesting – Awards will vest as to first condition once the Company’s achieves a specified FCF target as of the end of the financial year granted. The award will vest at a payout range of 0% - 200% of the target based on performance. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.
(6)	Total stockholder return ("TSR")-based and time-based vesting – Awards will vest as to first condition once the Company’s achieves a specified TSR (Total Shareholder Return) target over a three-year period. The award will vest at a payout range of 0% - 200% of the target based on performance. Once the first vesting condition is achieved, the stock award will fully vest on its designated vesting date.

During the first quarter of fiscal 2024, the Company granted 146,184 TSR stock awards that have a market-based vesting condition. The Company estimates the fair value of the TSR awards on the grant date using a Monte Carlo simulation with the following assumptions:

Year Ended October 31,
2024
Volatility of common stock	34.4%
Average volatility of peer companies	52.8%
Average correlation coefficient of peer companies	0.2318
Risk-free interest rate	4.1%

The Company does not pay a dividend therefore the dividend yield was set to zero in the model. The expected term for these awards granted is 2.77 years. No equity-based awards were granted during the remainder of fiscal 2024.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying consolidated statements of operations:

	Twelve Months Ended October 31,
(in thousands)	2024	2023
Compensation expense – stock options	$155	$465
Compensation expense – restricted stock	2,239	3,382
Total	$2,394	$3,847

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2024:

	Options	Weighted average grant date fair value	Weighted average exercise price
Outstanding stock options, October 31, 2022	1,489,328	$6.42	$1.79
Exercised	(112,774)	$6.71	$0.39
Outstanding stock options, October 31, 2023	1,376,554	$6.40	$1.90
Granted	79,787	$8.29	$0.01
Cancelled/Forfeited	(154,693)	$4.55	$0.01
Exercised	(871,545)	$7.82	$0.74
Outstanding stock options, October 31, 2024	430,103	$3.98	$4.59

The total intrinsic value of stock options exercised for the years ended  October 31, 2024 and 2023 was $5.4 million and $0.9 million, respectively. The Company realized $0.2 million and $0.1 million in tax benefits related to exercised stock options for the years ended October 31, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding as of  October 31, 2024:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value
$0.01	106,030	$0.01	7.2	$587	58,302	$0.01	5.7	$323
$6.09	324,073	$6.09	1.3	-	324,073	$6.09	1.3	-
Total	430,103	$4.59	2.8	$587	382,375	$5.16	2.0	$323

As of October 31, 2024, there was $0.2 million of total unrecognized compensation cost related to stock options that is expected to be realized as an expense by the Company over 1.7 weighted average years.

Restricted Stock Awards and Restricted Stock Units

The following table is a summary of restricted stock awards and restricted stock units activity for the years ended October 31, 2024 and 2023:

	Units	Weighted average grant-date fair value
Unvested as of October 31, 2022	2,353,460	5.14
Granted	16,007	6.96
Vested	(788,275)	4.54
Cancelled/Forfeited	(35,947)	3.97
Unvested as of October 31, 2023	1,545,245	5.49
Granted (1)	748,939	8.28
Vested	(791,248)	4.58
Cancelled/Forfeited	(981,440)	4.81
Unvested as of October 31, 2024	521,496	8.50

(1) As of November 1, 2023, all new grants are restricted stock units. For restricted stock units, shares are not outstanding shares until the vesting date.

As of October 31, 2024, there was $2.5 million of unrecognized compensation expense related to non-vested restricted stock units that is expected to be realized as an expense by the Company over 1.7 weighted average years.

The Company realized $1.4 million and $1.3 million in tax benefits related to restricted stock award vesting's for the years ended October 31, 2024 and 2023, respectively.

Note 18. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2024 and 2023:

	Year Ended October 31,
(in thousands, except per share amounts)	2024	2023
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$16,207	$31,790
Less: Accretion of liquidation preference on preferred stock	(1,750)	(1,750)
Less: Undistributed earnings allocated to participating securities	(142)	(1,017)
Net income attributable to common stockholders (numerator for basic earnings per share)	$14,315	$29,023
Add back: Undistributed earning allocated to participating securities	142	1,017
Less: Undistributed earnings reallocated to participating securities	(141)	(1,000)
Numerator for diluted earnings per share	$14,316	$29,040

Weighted average shares (denominator):
Weighted average shares - basic	53,543	53,276
Weighted average shares - diluted	54,238	54,174

Basic earnings per share	$0.27	$0.54
Diluted earnings per share	$0.26	$0.54

Certain outstanding stock awards and options, preferred stock and warrants were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the twelve months ended October 31, 2024, 0.1 million of outstanding stock awards and options and 2.5 million shares of Series A Preferred Stock were excluded.

For the twelve months ended October 31, 2023, 13.0 million warrants to purchase shares of common stock at an exercise price of $11.50, 1.1 million in outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded.

Note 19. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the years ended October 31, 2024 and 2023 were $1.5 million and $1.7 million respectively.

Camfaud operates a Small Self-Administered Scheme ("SSAS"), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.5 million and $0.4 million for the years ended October 31, 2024 and 2023, respectively.

Multiemployer plans

Our U.S. Concrete Pumping segment contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements (CBAs) that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (a) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) If the Company chooses to stop participating in some of its multiemployer plans, the Company  may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has no intention of stopping our participation in any multiemployer plan.

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2024 and 2023:

	Year Ended October 31,
(in thousands)	2024	2023
California	$1,612	$606
Oregon	273	303
Washington	264	301
Total contributions	$2,149	$1,210

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plan for California, Oregon and Washington were Green(greater than 80 percent funded).

Government regulations impose certain requirements relative to multiemployer plans. In the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits. The Company has not received information from the plans’ administrators to determine its share of unfunded vested benefits. The Company does not anticipate withdrawal from the plans, nor is it aware of any expected plan terminations.

The "construction industry" exception generally delays the imposition of withdrawal liability in connection with an employer’s withdrawal from a "construction industry" multiemployer plan unless and until that employer resumes covered operations in the relevant geographic region without a corresponding resumption of contributions to the multiemployer plan. If the construction industry exception applies, then it would delay the imposition of a withdrawal liability. The Company has no intention of withdrawing, in either a complete or partial withdrawal, from any of the multiemployer plans to which the Company currently contributes; however, it has been assessed a withdrawal liability in the past.

Note 20. Supplemental Cash Flow Information

The table below shows supplemental cash flow information as of October 31, 2024 and 2023:

	Year Ended October 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$5,076	$5,278
Cash paid for interest	$23,925	$26,498
Cash paid for income taxes	$3,420	$673

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$7,152	$6,669

The table below shows property, plant and equipment acquired but not yet paid for as of October 31, 2024 and 2023:

	As of October 31,
(in thousands)	2024	2023
Beginning of period:
PP&E acquired but not yet paid	$9,484	$8,882

End of period:
PP&E acquired but not yet paid	$1,591	$9,484

Note 21. Segment Reporting

Any differences between segment reporting and consolidated results are reflected in Intersegment or Other below. All Other non-segmented assets primarily include cash and cash equivalents and intercompany eliminations. The accounting policies of the segment reporting are the same as those described in Note 2. The Company’s Chief Operating Decision Maker ("CODM") evaluates the performance of each segment based on revenue, and measures segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization).

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

The table below shows changes from the recast of segment results for the twelve months ended October 31, 2023:

	Year Ended October 31, 2023
(in thousands)	U.S. Concrete Pumping	Other
As Previously Reported
Depreciation and amortization	$41,870	$860
Segment EBITDA	$75,587	$9,400

Recast Adjustment
Depreciation and amortization	$860	$(860)
Segment EBITDA	$2,501	$(2,501)

Current Report As Recast
Depreciation and amortization	$42,730	$-
Segment EBITDA	$78,088	$6,899

The following provides operating information about the Company’s reportable segments for the periods presented:

	Year Ended October 31,
(in thousands)	2024	2023
Revenue
U.S. Concrete Pumping	$291,017	$317,877
U.K. Operations	63,955	62,588
U.S. Concrete Waste Management Services - Third parties	70,900	61,776
U.S. Concrete Waste Management Services - Intersegment	418	629
Intersegment eliminations	(418)	(629)
Total revenue	$425,872	$442,241

EBITDA
U.S. Concrete Pumping	$62,358	$78,088
U.K. Operations	16,465	15,272
U.S. Concrete Waste Management Services	28,040	27,088
Reportable segment EBITDA	106,863	120,448
Interest expense and amortization of deferred financing costs, net of interest income	(25,572)	(28,119)
Reportable depreciation and amortization	(57,110)	(58,666)
Other	130	6,899
Total income before income taxes	$24,311	$40,562

Depreciation and amortization
U.S. Concrete Pumping	$40,092	$42,730
U.K. Operations	7,669	7,535
U.S. Concrete Waste Management Services	9,349	8,401
Total depreciation and amortization	$57,110	$58,666

Interest expense and amortization of deferred financing costs, net of interest income
U.S. Concrete Pumping	$22,823	$25,294
U.K. Operations	2,749	2,825
Total interest expense and amortization of deferred financing costs, net of interest income	$25,572	$28,119

Total capital expenditures
U.S. Concrete Pumping	$15,274	$30,263
U.K. Operations	12,181	12,405
U.S. Concrete Waste Management Services	13,665	11,837
Reportable segment capital expenditures	41,120	54,505
Other	2,690	-
Total capital expenditures	$43,810	$54,505

	As of	As of
	October 31,	October 31,
(in thousands)	2024	2023
Total Assets
U.S. Concrete Pumping	$718,218	$698,905
U.K. Operations	117,418	119,123
U.S. Concrete Waste Management Services	201,528	181,382
Reportable segment assets	1,037,164	999,410
Other	(139,174)	(94,885)
Total Assets	$897,990	$904,525

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenues are attributable to countries based on the location of the customer.

The total assets by geographic location is provided to the CODM and is presented below. Total revenue, total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	Year Ended October 31,
(in thousands)	2024	2023
Revenue by geography
U.S.	$361,917	$379,653
U.K.	63,955	62,588
Total revenue	$425,872	$442,241

	As of	As of
	October 31,	October 31,
(in thousands)	2024	2023
Total Assets
U.S.	$780,572	$785,402
U.K.	117,418	119,123
Total Assets	$897,990	$904,525

Property, plant and equipment, net
U.S.	$353,895	$371,689
U.K.	61,831	55,959
Property, plant and equipment, net	$415,726	$427,648

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, utilizing the criteria described in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of October 31, 2024, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited the consolidated financial statements as of and for the year ended October 31, 2024 included in the Annual Report, has issued its report on the effectiveness of the Company's internal control over financial reporting as of October 31, 2024, as stated in their report which appears under Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(a) None.

(b) None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and corporate governance is incorporated herein by reference, when filed, from our definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2024.

We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to our directors, officers and employees. We have posted our Code of Ethics on our website (https://ir.concretepumpingholdings.com/governance-docs) and will post on such website any amendments to, or waivers from, a provision of the Code of Ethics applying to an executive officer or director when required by applicable SEC and Nasdaq rules and regulations.

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
10.13*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, as amended April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on  April 27, 2023).

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

10.19	Second Amendment to Amended and Restated ABL Credit Agreement, dated July 29, 2022, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on August 1, 2022).
10.20	Third Amendment to Amended and Restated ABL Credit Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on June 5, 2023).
10.21	Fourth Amendment to Amended and Restated ABL Credit Agreement and First Amendment to Amended and Restated US Guaranty and Security Agreement, dated September 6, 2024, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on September 9, 2024).
19.1	Concrete Pumping Holdings, Inc. Insider Trading Policy
21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D-1
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 10, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 10, 2025.

/s/ Bruce Young	Chief Executive Officer and Director	January 10, 2025
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 10, 2025
Iain Humphries	(principal financial officer and principal accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	January 10, 2025
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	January 10, 2025
Brian Hodges

/s/ Raymond Cheesman	Director	January 10, 2025
Raymond Cheesman

/s/ Heather L. Faust	Director	January 10, 2025
Heather L. Faust

/s/ David G. Hall	Director	January 10, 2025
David G. Hall

/s/ Tom Armstrong	Director	January 10, 2025
Tom Armstrong

/s/ Stephen Alarcon	Director	January 10, 2025
Stephen Alarcon

/s/ Ryan Beres	Director	January 10, 2025
Ryan Beres

/s/ John Piecuch	Director	January 10, 2025
John Piecuch

/s/ M. Brent Stevens	Director	January 10, 2025
M. Brent Stevens