Form 10-Q
period 2025-01-31
Concrete Pumping Holdings, Inc.
filed 2025-03-11
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 6, 2025, the registrant had 53,050,945 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED January 31, 2025

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of January 31,	As of October 31,
(in thousands, except per share amounts)	2025	2024

Current assets:
Cash and cash equivalents	$85,132	$43,041
Receivables, net of allowance for doubtful accounts of $868 and $916, respectively	42,990	56,441
Inventory	6,197	5,922
Prepaid expenses and other current assets	6,594	6,956
Total current assets	140,913	112,360

Property, plant and equipment, net	408,612	415,726
Intangible assets, net	102,354	105,612
Goodwill	222,157	222,996
Right-of-use operating lease assets	25,612	26,179
Other non-current assets	10,820	12,578
Deferred financing costs	2,417	2,539
Total assets	$912,885	$897,990

Current liabilities:
Revolving loan	$-	$20
Operating lease obligations, current portion	4,942	4,817
Accounts payable	4,122	7,668
Accrued payroll and payroll expenses	8,217	14,303
Accrued expenses and other current liabilities	74,379	28,673
Income taxes payable	1,566	850
Total current liabilities	93,226	56,331

Long term debt, net of discount for deferred financing costs	417,055	373,260
Operating lease obligations, non-current	21,093	21,716
Deferred income taxes	84,480	86,647
Other liabilities, non-current	11,296	13,321
Total liabilities	627,150	551,275

Commitments and contingencies (Note 18)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2025 and October 31, 2024	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 53,146,589 and 53,273,644 issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	6	6
Additional paid-in capital	388,199	386,313
Treasury stock	(29,981)	(25,881)
Accumulated other comprehensive loss	(3,478)	(483)
Accumulated deficit	(94,011)	(38,240)
Total stockholders' equity	260,735	321,715

Total liabilities and stockholders' equity	$912,885	$897,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except per share amounts)	2025	2024

Revenue	$86,447	$97,711

Cost of operations	55,212	64,397
Gross profit	31,235	33,314

General and administrative expenses	27,750	31,858
Income from operations	3,485	1,456

Other income (expense):
Interest expense and amortization of deferred financing costs	(6,215)	(6,523)
Loss on extinguishment of debt	(1,392)	-
Interest income	413	60
Change in fair value of warrant liabilities	-	130
Other income, net	34	40
Total other expense	(7,160)	(6,293)

Loss before income taxes	(3,675)	(4,837)

Income tax benefit	(1,036)	(1,011)

Net loss	(2,639)	(3,826)

Less accretion of liquidation preference on preferred stock	(440)	(440)

Loss available to common shareholders	$(3,079)	$(4,266)

Weighted average common shares outstanding (Note 15)
Basic	53,045	53,315
Diluted	53,045	53,315

Net loss per common share (Note 15)
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2025	2024

Net loss	$(2,639)	$(3,826)

Other comprehensive income:
Foreign currency translation adjustment	(2,995)	4,088

Total comprehensive income (loss)	$(5,634)	$262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	367	-	-	-	367
Shares issued under stock-based program	415,333	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(296,267)	-	-	(1,934)	-	-	(1,934)
Dividend	-	-	-	-	-	(53,132)	(53,132)
Net income	-	-	-	-	-	(2,639)	(2,639)
Foreign currency translation adjustment	-	-	-	-	(2,995)	-	(2,995)
Balance, January 31, 2025	53,146,589	$6	$388,199	$(29,981)	$(3,478)	$(94,011)	$260,735

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	536	-	-	-	536
Forfeiture/cancellation of restricted stock	(750,585)	-	-	-	-	-	-
Shares issued under stock-based program	8,496	-	-	-	-	-	-
Treasury shares purchased from shares issued under stock-based program	(109,178)	-	-	(850)	-	-	(850)
Treasury shares purchased under share repurchase program	(36,094)	-	-	(248)	-	-	(248)
Net loss	-	-	-	-	-	(3,826)	(3,826)
Foreign currency translation adjustment	-	-	-	-	4,088	-	4,088
Balance, January 31, 2024	53,870,084	$6	$383,822	$(16,212)	$(1,403)	$(58,273)	$307,940

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,
(in thousands)	2025	2024
Net loss	$(2,639)	$(3,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash operating lease expense	1,284	1,281
Foreign currency adjustments	(41)	(736)
Depreciation	10,172	10,202
Deferred income taxes	(1,787)	(1,825)
Amortization of deferred financing costs	480	445
Amortization of intangible assets	3,028	3,895
Stock-based compensation expense	367	536
Change in fair value of warrant liabilities	-	(130)
Loss on extinguishment of debt	1,392	-
Net gain on the sale of property, plant and equipment	(192)	(305)
Other operating activities	(37)	46
Net changes in operating assets and liabilities:
Receivables	13,206	13,894
Inventory	(332)	616
Other operating assets	(1,415)	(564)
Accounts payable	(3,343)	(3,865)
Other operating liabilities	(14,111)	635
Net cash provided by operating activities	6,032	20,299

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,841)	(17,766)
Proceeds from sale of property, plant and equipment	1,989	1,282
Net cash used in investing activities	(3,852)	(16,484)

Cash flows from financing activities:
Proceeds on long term debt	425,000	-
Payments on long term debt	(375,000)	-
Proceeds on revolving loan	65,466	84,173
Payments on revolving loan	(65,486)	(90,107)
Payment of debt issuance costs	(7,312)	-
Purchase of treasury stock	(2,582)	(1,098)
Other financing activities	(67)	1,449
Net cash provided by (used in) financing activities	40,019	(5,583)
Effect of foreign currency exchange rate changes on cash	(108)	595
Net increase (decrease) in cash and cash equivalents	42,091	(1,173)
Cash and cash equivalents:
Beginning of period	43,041	15,861
End of period	$85,132	$14,688

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

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 90 branch locations across 22 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2024 ("Annual Report"). During the three months ended January 31, 2025, there were no changes to those accounting policies.

Basis of presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair statement of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2024.

Certain prior period amounts have been reclassified in order to conform to the current year presentation.

During the first quarter of fiscal year 2025, the Company updated its allocation methodology of corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 19.

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

Recently issued accounting pronouncements not yet effective

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending October 31, 2025, and is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

ASU 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03") - In November 2024, the FASB issued ASU No. 2024-03, which requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of January 31, 2025 and  October 31, 2024 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Expected recoveries related to self-insured commercial liabilities	$1,421	$3,155
Prepaid insurance	1,017	1,462
Prepaid licenses and deposits	2,119	884
Other current assets and prepaids	2,037	1,455
Total prepaid expenses and other current assets	$6,594	$6,956

Note 4. Property, Plant and Equipment

The significant components of property, plant and equipment as of January 31, 2025 and  October 31, 2024 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Land, building and improvements	$32,526	$32,724
Machinery and equipment	534,963	534,014
Transportation equipment	11,257	11,133
Furniture and office equipment	4,207	4,187
Property, plant and equipment, gross	582,953	582,058
Less accumulated depreciation	(174,341)	(166,332)
Property, plant and equipment, net	$408,612	$415,726

For the three months ended January 31, 2025 and 2024 depreciation expense is as follows:

	Three Months Ended January 31,
(in thousands)	2025	2024
Cost of operations	$9,623	$9,613
General and administrative expenses	549	589
Total depreciation expense	$10,172	$10,202

Note 5. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the three months ended January 31, 2025. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  January 31, 2025 and  October 31, 2024:

	As of January 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.9	$195,126	$-	$(146,940)	$1,030	$49,216
Trade name	3.8	5,097	-	(3,313)	227	2,011
Assembled workforce	0.9	1,650	-	(1,560)	-	90
Noncompete agreements	2.7	1,200	-	(663)	-	537
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(152,476)	$1,257	$102,354

	As of October 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.1	$195,126	$-	$(144,132)	$1,191	$52,185
Trade name	4.1	5,097	-	(3,181)	296	2,212
Assembled workforce	1.1	1,650	-	(1,522)	-	128
Noncompete agreements	2.9	1,200	-	(613)	-	587
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(149,448)	$1,487	$105,612

Amortization expense for the three months ended  January 31, 2025 and 2024 was $3.0 million and $3.9 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the three months ended January 31, 2025 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2024	$147,482	$26,381	$49,133	$222,996
Foreign currency translation	-	(839)	-	(839)
Balance as of January 31, 2025	$147,482	$25,542	$49,133	$222,157

Note 6. Other Non-Current Assets

               The significant components of other non-current assets as of  January 31, 2025 and  October 31, 2024 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Expected recoveries related to self-insured commercial liabilities	$10,423	$12,170
Other non-current assets	397	408
Total other non-current assets	$10,820	$12,578

Note 7. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  January 31, 2025 and October 31, 2024:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,945)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,055	$373,260

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company, closed its private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 (the “2032 Notes”), issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture"). The 2032 Notes were issued at par and bear interest at a fixed rate of 7.500% per annum. The Issuer’s obligations under the 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The proceeds from the 2032 Notes were used to pay the redemption price for all of the Company's outstanding 6.000% senior secured second lien notes due 2026 (the “2026 Notes”) and to pay related fees and expenses thereto. In addition, the remainder of the net proceeds, together with cash on hand, were used to pay a special cash dividend of $1.00 per share of common stock of the Company on February 3, 2025.

The pay-off of the 2026 Notes was treated as a debt extinguishment. In accordance with debt extinguishment accounting rules, the Company recorded $1.4 million in debt extinguishment costs related to the write-off of all unamortized deferred debt issuance costs that were related to the 2026 Notes and capitalized $7.9 million of debt issuance costs related to the 2032 Notes.

Summarized terms of the 2032 Notes are as follows:

●	Provides for an original aggregate principal amount of $425.0 million;
●	The 2032 Notes will mature and be due and payable in full on February 1, 2032;
●	The 2032 Notes bear interest at a rate of 7.500% per annum, payable on February 1st and August 1st of each year;
●	The Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. (“Intermediate Holdings”) and each of the Issuer’s domestic, wholly-owned subsidiaries (the “Guarantors”) that is a borrower under or guarantees the ABL Facility. The Notes and the guarantees will be secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The Notes will be structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Notes.
●	The Indenture contains certain covenants applicable to the Issuer and its restricted subsidiaries. These covenants limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets. These covenants are subject to important exceptions and qualifications.

The outstanding principal amount of the 2032 Notes as of January 31, 2025 was $425.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

On September 6, 2024, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increase the letter of credit sublimit from $22.5 million to $32.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million. Of the $125.0 million in incremental commitments, $75.0 million was provided by Bank of America, N.A. and $50.0 million was provided by PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $1.2 million of debt issuance costs related to the September 6, 2024 ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $1.2 million will be amortized from September 6, 2024 through September 6, 2029.

There was no outstanding balance under the ABL Facility as of  January 31, 2025 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of January 31, 2025 the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million.

As of January 31, 2025 we had $324.5 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.4 million as of January 31, 2025.

Note 8. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of  January 31, 2025 and October 31, 2024:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Accrued vacation	$2,859	$3,541
Accrued payroll	1,942	4,339
Accrued bonus	1,995	4,837
Accrued employee-related taxes	1,396	1,517
Other accrued	25	69
Total accrued payroll and payroll expenses	$8,217	$14,303

Note 9. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of January 31, 2025 and October 31, 2024:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Accrued self-insured commercial liabilities	$9,345	$12,210
Accrued self-insured health liabilities	1,552	1,712
Accrued interest	89	5,625
Accrued equipment purchases	2,438	1,354
Accrued property, sales and use tax	3,090	3,960
Accrued professional fees	1,758	1,326
Accrued dividends	53,132	-
Other	2,975	2,486
Total accrued expenses and other liabilities	$74,379	$28,673

Note 10. Other Liabilities, Non-Current

The following table summarizes other non-current liabilities as of January 31, 2025 and October 31, 2024:

	As of January 31,	As of October 31,
(in thousands)	2025	2024
Self-insured commercial liability	$10,423	$12,332
Other	873	989
Total other non-current liabilities	$11,296	$13,321

Note 11. Stockholders’ Equity

Share Repurchase Program

In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company’s share repurchase program. This authorization was in addition to the repurchase authorization of up to $10.0 million to expire March 31, 2025 that was previously approved in January 2023. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program, from March 31, 2025 to December 31, 2026. As of January 31, 2025, the Company has $15.1 million available for repurchase under its share repurchase program.

The repurchase program permits shares to be repurchased in the open market, by block purchase, in privately negotiated transactions, in one or more transactions from time to time, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal and regulatory requirements. The repurchase program may be suspended, terminated, extended or otherwise modified by the board of directors without notice at any time for any reason, including, without limitation, market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, capital and liquidity objectives, and other factors deemed appropriate by the Company's management.

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three months ended January 31, 2025 and 2024. All repurchases were at market value.

	Three Months Ended January 31,
(in thousands, except price per share)	2025	2024
Shares repurchased	296	36
Total cost of shares repurchased	$1,934	$248
Average price per share	$6.53	$6.88

Note 12. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the periods ended  January 31, 2025 and 2024 by revenue type:

	Three Months Ended January 31,
(in thousands)	2025	2024
Service revenue	$78,028	$89,958
Lease fixed revenue	5,000	4,549
Lease variable revenue	3,419	3,204
Total revenue	$86,447	$97,711

For further information, see Note 2 of the notes to condensed consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2024 ("Annual Report").

Note 13. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
(in thousands)	2025	2024

Income before income taxes	$(3,675)	$(4,837)

Income tax benefit	$(1,036)	$(1,011)

For the three months ended January 31, 2025 and 2024, the Company’s effective tax rate was 28.2% and 20.9%, respectively. The comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

Note 14. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,
(in thousands)	2025	2024
Compensation expense – restricted stock	$332	$476
Compensation expense – stock options	35	60
Total	$367	$536

Note 15. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
(in thousands, except per share amounts)	2025	2024
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(2,639)	$(3,826)
Less: Accretion of liquidation preference on preferred stock	(440)	(440)
Net loss attributable to common stockholders (numerator for basic and diluted earnings per share)	$(3,079)	$(4,266)

Weighted average shares (denominator):
Weighted average shares - basic	53,045	53,315
Weighted average shares - diluted	53,045	53,315

Basic earnings per share	$(0.06)	$(0.08)
Diluted earnings per share	$(0.06)	$(0.08)

Certain outstanding stock awards and options and preferred stock were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the three months ended January 31, 2025, 2.5 million shares of Series A Preferred Stock, 0.3 million of restricted stock units and 0.1 million of outstanding stock awards and options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

For the three months ended January 31, 2024, 2.5 million shares of Series A Preferred Stock, 0.5 million of unvested restricted stock awards and 1.3 million of unexercised stock options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Dividends

On January 14, 2025, the Company's Board of Directors declared a special cash dividend of $1.00 per share, approximately $53.1 million, of common stock to shareholders of record as of January 24, 2025, with a payment date on  February 3, 2025.

Note 16. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$1,253	$1,292
Cash paid for interest	$11,394	$489

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$981	$5,324

The table below shows property, plant and equipment acquired but not yet paid for as of  January 31, 2025 and 2024:

	As of January 31,
(in thousands)	2025	2024
Beginning of period:
PP&E acquired but not yet paid	$1,591	$9,484

End of period:
PP&E acquired but not yet paid	$2,549	$4,597

Note 17. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes since October 31, 2024 in the Company's valuation techniques used to measure fair value.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of  January 31, 2025 and October 31, 2024 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of January 31,		As of October 31,
	2025		2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$-	$-	$375,000	$372,656
2032 Notes	$425,000	$430,047	$-	$-

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

Note 18. Commitments and Contingencies

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

The following table summarizes as of  January 31, 2025 and  October 31, 2024 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of January 31, 2025	As of October 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$9,345	$12,210
Self-insured commercial liability, non-current	Other liabilities, non-current	10,423	12,332
Total self-insured commercial liabilities		$19,768	$24,542

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$1,421	$3,155
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,423	12,170
Total expected recoveries related to self-insured commercial liabilities		$11,844	$15,325

Total self-insured commercial liability, net of expected recoveries		$7,924	$9,217

Medical Self-Insured Losses

The Company offers employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. The Company contracts with a third-party administrator for tasks including, but not limited to, processing claims and remitting benefits. As of  January 31, 2025 and  October 31, 2024, the Company had accrued $1.6 million and $1.7 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company contracts with a third-party administrator to process claims and remit benefits. The third-party administrator requires the Company to maintain a bank account to facilitate the administration of claims.

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

In February 2024, oral arguments were heard in the Court of Appeals in Tacoma, Washington and the Company received an unfavorable judgement during the same month. As a result of this unfavorable judgment, the Company concluded that loss is probable and therefore recorded a loss of $3.5 million. The loss is included in general and administrative expenses in the Company’s condensed consolidated financial statements for the three months ended January 31, 2024. During the quarter ended January 31, 2024, the Company made a payment of $1.8 million to the DOR. Beginning with the second quarter of fiscal year 2024, the Company started assessing sales tax related to its customers in the state of Washington.

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of January 31, 2025, total outstanding letters of credit totaled $13.9 million, all of which had been committed to the Company's commercial insurance providers.

Note 19. Segment Reporting

The Company’s revenues are derived from three reportable segments: U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations. Any differences between segment reporting and consolidated results are reflected in Intersegment or Other below. All Other non-segmented assets primarily include cash and cash equivalents and intercompany eliminations. The Company evaluates the performance of each segment based on revenue, and measures segment performance based upon EBITDA (earnings before interest, taxes, depreciation and amortization).

The U.S. and U.K. regions each individually accounted for more than 10% of the Company's revenue for the periods presented.

During the first quarter of fiscal year 2025, the Company updated its allocation methodology of corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation.

The table below shows changes from the recast of segment results for the three months ended January 31, 2024:

	Three Months Ended January 31, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services
As Previously Reported
Interest expense and amortization of deferred financing costs, net of interest income	$5,754	$-
Reportable segment EBITDA	$7,036	$5,380

Recast Adjustment
Interest expense and amortization of deferred financing costs, net of interest income	$(1,757)	$1,757
Reportable segment EBITDA	$1,885	$(1,885)

Current Report As Recast
Interest expense and amortization of deferred financing costs, net of interest income	$3,997	$1,757
Reportable segment EBITDA	$8,921	$3,495

The following provides operating information about the Company's reportable segments for the periods presented:

	January 31,	October 31,
(in thousands)	2025	2024
Total Assets
U.S. Concrete Pumping	$741,151	$718,218
U.S. Concrete Waste Management Services	202,329	201,528
U.K. Operations	113,544	117,418
Reportable segment assets	1,057,024	1,037,164
Other	(144,139)	(139,174)
Total Assets	$912,885	$897,990

	Three Months Ended January 31,
(in thousands)	2025	2024
Revenue
U.S. Concrete Pumping	$56,914	$66,683
U.S. Concrete Waste Management Services(1)	16,693	15,620
U.K. Operations	12,840	15,408
Total revenue	$86,447	$97,711
(1) For both periods presented, intersegment revenue of $0.1 million has been excluded.

EBITDA
U.S. Concrete Pumping	$8,126	$8,921
U.S. Concrete Waste Management Services	4,355	3,495
U.K. Operations	2,846	3,176
Reportable segment EBITDA	15,327	15,592
Interest expense and amortization of deferred financing costs, net of interest income	(5,802)	(6,463)
Reportable depreciation and amortization	(13,200)	(14,097)
Other	-	131
Total loss before income taxes	$(3,675)	$(4,837)

Depreciation and amortization
U.S. Concrete Pumping	$9,075	$10,230
U.S. Concrete Waste Management Services	2,276	2,059
U.K. Operations	1,849	1,808
Total depreciation and amortization	$13,200	$14,097

Interest expense and amortization of deferred financing costs, net of interest income
U.S. Concrete Pumping	$3,311	$3,997
U.S. Concrete Waste Management Services	1,772	1,757
U.K. Operations	719	709
Total interest expense and amortization of deferred financing costs, net of interest income	$5,802	$6,463

Total capital expenditures
U.S. Concrete Pumping	$2,185	$7,932
U.S. Concrete Waste Management Services	1,967	3,047
U.K. Operations	1,678	4,227
Reportable segment capital expenditures	5,830	15,206
Other	11	2,560
Total capital expenditures	$5,841	$17,766

The total assets by geographic location is provided to the CODM and is presented below. Revenues are attributable to countries based on the location of the customer. Total revenue, total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	January 31,	October 31,
(in thousands)	2025	2024
Total Assets
U.S.	$799,341	$780,572
U.K.	113,544	117,418
Total Assets	$912,885	$897,990

Property, plant and equipment, net
U.S.	$348,846	$353,895
U.K.	59,766	61,831
Property, plant and equipment, net	$408,612	$415,726

	Three Months Ended January 31,
(in thousands)	2025	2024
Revenue by geography
U.S.	$73,607	$82,303
U.K.	12,840	15,408
Total revenue	$86,447	$97,711

Note 20. Subsequent Events

On February 3, 2025, the Company paid $53.1 million as part of the special one-time cash dividend of $1.00 per share declared by the Company's Board of Directors on January 14, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the "Company", "we", "us" or "our") condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. All references to "Notes" in this Item 2 of Part I refer to the notes to condensed consolidated financial statements included in Item 1 of Part I of this report. All references to "Annual Report" refers to our Form 10-K for the year ended October 31, 2024 filed with the SEC on January 10, 2025.

Cautionary Statement Concerning Forward-Looking Statements and Risk Factors Summary

Certain statements in this Quarterly Report on Form 10-Q ("Report") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, statements regarding our business, financial condition, results of operations, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as "likely," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results.

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

Corporate ("Other")

Our Corporate activities, referred to as "Other" in our financial statements, primarily relates to the change in fair value remeasurement of warrant liabilities leading up to their expiration.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three months ended January 31, 2025 and 2024.

Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024

Revenue

	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$56,914	$66,683	$(9,769)	(14.6)%
U.S. Concrete Waste Management Services(1)	16,693	15,620	1,073	6.9%
U.K. Operations	12,840	15,408	(2,568)	(16.7)%
Total revenue	$86,447	$97,711	$(11,264)	(11.5)%

(1) For both periods presented, intersegment revenue of $0.1 million has been excluded.

Total revenue. Total revenues were $86.4 million for the three months ended January 31, 2025 compared to $97.7 million for the three months ended January 31, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 14.6%, or $9.8 million, from $66.7 million in the first quarter of fiscal 2024 to $56.9 million for the first quarter of fiscal 2025 primarily attributable to a decrease in volumes driven by (1) higher than normal rainfall and much colder than average temperatures in the Company's central, mountain and southeastern regions throughout the quarter and (2) a continued general slowdown in commercial construction work, mostly due to tighter-than-expected monetary policy.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 6.9%, or $1.1 million, from $15.6 million in the first quarter of fiscal 2024 to $ 16.7 million for the first quarter of fiscal 2025. The increase in revenue was driven by organic growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 16.7%, or $2.6 million, from $15.4 million in the first quarter of fiscal 2024 to $12.8 million for the first quarter of fiscal 2025. Excluding the impact from foreign currency translation, revenue was down 16.5% year-over-year, due to lower volumes caused by a general slowdown in commercial construction work.

Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$31,235	$33,314	$(2,079)	(6.2)%
Gross Margin	36.1%	34.1%

Gross margin. Our gross margin for the first quarter of fiscal 2025 was 36.1% compared to 34.1% in the first quarter of fiscal 2024. The improvement in gross margin was primarily related to improvements in fuel and commercial insurance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the first quarter of fiscal 2025 were $27.8 million, a decrease of $4.1 million from $31.9 million in the first quarter of fiscal 2024. G&A expenses as a percent of revenue were 32.2% for the first quarter of fiscal 2025 compared to 32.7% for the same period a year ago. The decrease in G&A expenses was largely due to (1) the non-recurring $3.5 million sales tax litigation-related charge in the first quarter of 2024, (2) non-cash decreases in amortization expense of $0.9 million, and (3) lower labor costs of approximately $0.8 million, that were partially offset by a decrease in currency gain of $0.7 million and higher professional fees of $0.6 million.

For the first quarter of fiscal 2025, excluding amortization of intangible assets of $3.0 million, depreciation expense of $0.5 million, and stock-based compensation expense of $0.4 million, G&A expenses were $23.9 million (27.7% of revenue). For the first quarter of fiscal 2024, excluding amortization of intangible assets of $3.9 million, depreciation expense of $0.6 million, stock-based compensation expense of $0.5 million, the non-recurring $3.5 million sales tax litigation-related charge and currency gain of $0.7 million, G&A expenses were $24.1 million (24.7% of revenue).

Total other income (expense)

Interest expense and amortization of deferred financing costs, net of interest income. Interest expense and amortization of deferred financing costs, net of interest income for the first quarter of fiscal 2025 was $5.8 million, down $0.7 million from $6.5 million in the first quarter of fiscal 2024. The decrease was primarily attributable to a lower average ABL revolver draw during the fiscal 2025 first quarter as compared to the same quarter a year ago.

Debt extinguishment costs. On January 31, 2025, we closed on our private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 and repaid all outstanding indebtedness under our then-existing senior notes due 2026. The $1.4 million in debt extinguishment costs incurred relate to the write-off of all unamortized deferred debt issuance costs that were related to the 2026 Notes.

Income tax benefit

Income tax benefit. For the three months ended January 31, 2025 and 2024, the Company’s effective tax rate was 28.2% and 20.9%, respectively. The comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

Net Income (Loss) and Adjusted EBITDA Results

During the first quarter of fiscal year 2025, the Company updated its methodology in which the Company allocates its corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation.

The Company recast segment results for the three months ended January 31, 2024 are below:

	Three Months Ended January 31, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services
As Previously Reported
Net income (loss)	$(6,845)	$2,405
Interest expense and amortization of deferred financing costs, net of interest income	5,754	-
EBITDA	7,036	5,380
Stock-based compensation	536	-
Other income, net	(20)	(7)
Other Adjustments	3,154	-
Adjusted EBITDA	10,706	5,373

Recast Adjustment
Net income (loss)	$3,642	$(3,642)
Interest expense and amortization of deferred financing costs, net of interest income	(1,757)	1,757
EBITDA	1,885	(1,885)
Stock-based compensation	(161)	161
Other expense (income), net	3	(3)
Other Adjustments	(841)	841
Adjusted EBITDA	886	(886)

Current Report As Recast
Net loss	$(3,203)	$(1,237)
Interest expense and amortization of deferred financing costs, net of interest income	3,997	1,757
EBITDA	8,921	3,495
Stock-based compensation	375	161
Other income, net	(17)	(10)
Other Adjustments	2,313	841
Adjusted EBITDA	11,592	4,487

	Net Income (loss)
	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$(3,080)	$(3,203)	$123	$3.8%
U.S. Concrete Waste Management Services	224	(1,237)	1,461	118.1%
U.K. Operations	217	484	(267)	(55.2)%
Other	-	130	(130)	*
Total	$(2,639)	$(3,826)	$1,187	$(31.0)%
*Change is not meaningful

	Adjusted EBITDA
	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$9,159	$11,592	$(2,433)	$(21.0)%
U.S. Concrete Waste Management Services	5,024	4,487	537	12.0%
U.K. Operations	2,828	3,202	(374)	(11.7)%
Total	$17,011	$19,281	$(2,270)	$(11.8)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $3.1 million for the first quarter of fiscal 2025 compared to a net loss of $3.2 million for the first quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $9.2 million for the first quarter of fiscal 2025, down $2.4 million from $11.6 million for the same period in fiscal 2024. These decreases were largely driven by the revenue decline as discussed above, while the impact on net loss was also impacted by the non-recurring $3.5 million sales tax litigation-related charge incurred in fiscal 2024 and the loss on debt extinguishment of $0.9 million in the first quarter of 2025.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $0.2 million for the first quarter of fiscal 2025 compared to a net loss of $1.2 million for the first quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $5.0 million for the first quarter of fiscal 2025, up $0.5 million from $4.5 million for the same period in fiscal 2024. The increase in net income was attributable to the increase in revenue as described above, lower non-recurring allocations of $0.8 million and lower tax expense of $0.8 million and the loss on extinguishment of debt of $0.5 million and an increase in depreciation expense $0.4 million. The increase in adjusted EBITDA was primarily attributable to the improved year-over-year revenue.

U.K. Operations. Net income for our U.K. Operations segment was $0.2 million for the first quarter of fiscal 2025 compared to net income of $0.5 million for the first quarter of fiscal 2024. Adjusted EBITDA for our U.K. Operations segment was $2.8 million for the first quarter of fiscal 2025, down $0.4 million from $3.2 million from the same period in fiscal 2024. Excluding the impact from foreign currency translation, net income and adjusted EBITDA changes were minimal.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of January 31, 2025, we had $85.1 million of cash and cash equivalents and $324.5 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $409.6 million.

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

Material Cash Requirements

Our principal uses of cash historically have been to fund operating activities and working capital, purchases of property and equipment, strategic acquisitions, fund payments due under facility operating and finance leases, share repurchases, payment of dividends and to meet debt service requirements.

Our working capital surplus as of January 31, 2025 was $47.7 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the three months ended January 31, 2025 and 2024 were approximately $5.8 million and $17.8 million, respectively. See "Cash Flow" discussion below for more information.

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

Dividends

On January 14, 2025, our Board of Directors declared a special cash dividend of $1.00 per share, totaling $53.1 million, of common stock to shareholders of record as of January 24, 2025, with payment date on February 3, 2025. The dividend was funded with cash on hand and net proceeds from our new 2032 Notes (as defined below). The declaration of dividends on our common stock is discretionary and will be determined by our Board of Directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors.

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of January 31, 2025 and October 31, 2024:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,945)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,055	$373,260

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company, closed its private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 (the “2032 Notes”), issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture"). The 2032 Notes were issued at par and bear interest at a fixed rate of 7.500% per annum. The Issuer’s obligations under the 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The proceeds from the 2032 Notes were used to pay the redemption price for all of the Company's outstanding 6.000% senior secured second lien notes due 2026 (the “2026 Notes”) and to pay related fees and expenses thereto. In addition, the remainder of the net proceeds, together with cash on hand, were used to pay a special cash dividend of $1.00 per share of common stock of the Company on February 3, 2025.

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

There was no outstanding balance under the ABL Facility as of January 31, 2025 and as of that date, the Company was in compliance with all debt covenants. In addition, as of January 31, 2025, the Company had $1.1 million in credit line reserves and a letter of credit balance of $13.9 million. As of January 31, 2025, we had $324.5 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.4 million as of January 31, 2025.

See Note 7 of Part I, Item I in this document for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the three months ended January 31, 2025 was $6.0 million. The Company had a net loss of $2.6 million, which included net non-cash expense items of $14.7 million. In addition, we had cash inflows related to a decrease in our working capital of $6.0 million. Cash inflows related to working capital activity include a decrease to other operating liabilities of $14.1 million, a decrease to accounts payable of $3.3 million, an increase in other operating assets of $1.4 million and an increase in inventory of $0.3 million, partially offset by a decrease to receivables of $13.2 million. The decrease in other operating liabilities is mainly due to a change in timing of payment of our 2026 Notes due to the refinancing activity previously discussed. The decrease in accounts payable is driven by a slowdown in business activity and the general timing of invoices. The decrease in receivables is due to decreases in sales volumes during the three months ended January 31, 2025.

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

We used $3.9 million to fund investing activities during the three months ended January 31, 2025. The Company used $5.8 million for the purchase of property, plant and equipment, which was partially offset by $1.9 million in proceeds from the sale of property, plant and equipment.

We used $16.5 million to fund investing activities during the three months ended January 31, 2024. The Company used $17.8 million for the purchase of property, plant and equipment, which was partially offset by $1.3 million in proceeds from the sale of property, plant and equipment.

Cash flow provided by (used in) financing activities.

Net cash provided by financing activities was $40.0 million for the three months ended January 31, 2025. Cash provided by financing activities included $425.0 million in proceeds from the issuance of the 2032 Notes, $375.0 million in payments for the extinguishment of the 2026 Notes, $7.3 million in debt issuance costs paid related to the 2032 Notes and $2.6 million in purchase of treasury stock, which included $1.9 million purchased under the share repurchase program and $0.7 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities.

Net cash used in financing activities was $5.6 million for the three months ended January 31, 2024. Cash used in financing activities included $5.9 million in net payments under the Company's ABL Facility and $1.1 million in purchase of treasury stock, which included $0.2 million purchased under the share repurchase program and $0.9 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain vested stock awards.

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense and amortization of deferred financing costs, net of interest income, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back loss on debt extinguishment, stock-based compensation, changes in the fair value of warrant liabilities, other income, net, goodwill and intangibles impairment and other adjustments. Other adjustments include non-recurring expenses, non-cash currency gains/losses, transaction expenses and other items not necessarily indicative of our underlying operating performance. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods.

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

	Three Months Ended January 31,
(in thousands)	2025	2024
Consolidated
Net loss	$(2,639)	$(3,826)
Interest expense and amortization of deferred financing costs, net of interest income	5,802	6,463
Income tax benefit	(1,036)	(1,011)
Depreciation and amortization	13,200	14,097
EBITDA	15,327	15,723
Loss on debt extinguishment	1,392	-
Stock-based compensation	367	536
Change in fair value of warrant liabilities	-	(130)
Other expense (income), net	(34)	(39)
Other adjustments(1)	(41)	3,191
Adjusted EBITDA	$17,011	$19,281

U.S. Concrete Pumping
Net loss	$(3,080)	$(3,203)
Interest expense and amortization of deferred financing costs, net of interest income	3,311	3,997
Income tax benefit	(1,180)	(2,103)
Depreciation and amortization	9,075	10,230
EBITDA	8,126	8,921
Loss on debt extinguishment	862
Stock-based compensation	238	375
Other expense (income), net	(13)	(17)
Other adjustments(1)	(54)	2,313
Adjusted EBITDA	$9,159	$11,592

U.S. Concrete Waste Management Services
Net income (loss)	$224	$(1,237)
Interest expense and amortization of deferred financing costs, net of interest income	1,772	1,757
Income tax expense	83	916
Depreciation and amortization	2,276	2,059
EBITDA	4,355	3,495
Loss on debt extinguishment	530	-
Stock-based compensation	129	161
Other expense (income), net	(3)	(10)
Other adjustments	13	841
Adjusted EBITDA	$5,024	$4,487

U.K. Operations
Net income	$217	$484
Interest expense and amortization of deferred financing costs, net of interest income	719	709
Income tax expense	61	176
Depreciation and amortization	1,849	1,808
EBITDA	2,846	3,177
Other expense (income), net	(18)	(13)
Other adjustments	-	38
Adjusted EBITDA	$2,828	$3,202

Other
Net income	$-	$130
EBITDA	-	130
Change in fair value of warrant liabilities	-	(130)
Adjusted EBITDA	$-	$-

[1] Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses, transaction expenses and interest income. For the three months ended January 31, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation. See Note 18 in Part I, Item 1 of this report for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the three months ended January 31, 2025 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included within Item 1 of this report for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of the Regulation S-K, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under "Commitments and Contingencies—Litigation" in Note 18 of the notes to the condensed consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2025, under our share repurchase program, we repurchased an aggregate of 296,267 shares of our common stock for a total of $1.9 million at an average price of $6.53 per share. The following table reflects issuer purchases of equity securities for the three months ended January 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2,3)
November 1, 2024 - November 30, 2024	133,256		$5.92		133,256	$16,170,831
December 1, 2024 - December 31, 2024	120,027		7.02		120,027	15,328,508
January 1, 2025 - January 31, 2025	289,105		8.53		42,984	15,026,016
Total	542,388	[4]	$7.55	[5]	296,267	$15,026,016
(1)	In January 2023, the board of directors of the Company approved an authorization of $10.0 million for the Company’s share repurchase program, which was announced January 23, 2023. In March 2024, the board of directors of the Company approved a $15.0 million increase to the Company's share repurchase program, which was announced March 7, 2024. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program, from March 31, 2025 to December 31, 2026.
(2)	Includes commission cost.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the quarter covered by this Quarterly Report on Form 10-Q.
(4)	Of the 542,388 shares included in this column, 296,267 were purchased under the share repurchase program and the remaining 246,121 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.
(5)	Of the $7.55 per share included in this column, 296,267 were purchased under the share repurchase program at $6.53 per share and the remaining 246,121 shares reflect shares of common stock purchased into treasury stock at $8.80 per share in order to satisfy employee tax withholding obligations for the vesting of stock awards.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None

(b) None

(c) None

Item 6.  Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
4.1	Indenture, dated January 31, 2025, among Brundage-Bone Concrete Pumping Holdings Inc., as issuer, Concrete Pumping Holdings, Inc., as a guarantor, Concrete Pumping Intermediate Acquisition Corp., as a guarantor and the other guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent.
4.2	Form of 7.500% Senior Secured Second Lien Notes due 2032 (included in Exhibit 4.1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By: /s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary
(Authorized Signatory)

Dated: March 11, 2025