Form 10-Q
period 2025-04-30
Concrete Pumping Holdings, Inc.
filed 2025-06-05
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 30, 2025, the registrant had 52,028,118 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED April 30, 2025

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of April 30,	As of October 31,
(in thousands, except per share amounts)	2025	2024

Current assets:
Cash and cash equivalents	$37,788	$43,041
Receivables, net of allowance for doubtful accounts of $881 and $916, respectively	48,378	56,441
Inventory	6,157	5,922
Prepaid expenses and other current assets	11,231	6,956
Total current assets	103,554	112,360

Property, plant and equipment, net	412,967	415,726
Intangible assets, net	99,793	105,612
Goodwill	223,998	222,996
Right-of-use operating lease assets	24,757	26,179
Other non-current assets	11,437	12,578
Deferred financing costs	2,284	2,539
Total assets	$878,790	$897,990

Current liabilities:
Revolving loan	$-	$20
Operating lease obligations, current portion	4,860	4,817
Accounts payable	12,341	7,668
Accrued payroll and payroll expenses	11,757	14,303
Accrued expenses and other current liabilities	27,069	28,673
Income taxes payable	1,861	850
Total current liabilities	57,888	56,331

Long term debt, net of discount for deferred financing costs	417,346	373,260
Operating lease obligations, non-current	20,418	21,716
Deferred income taxes	84,402	86,647
Other non-current liabilities	11,891	13,321
Total liabilities	591,945	551,275

Commitments and contingencies (Note 14)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2025 and October 31, 2024	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 52,132,683 and 53,273,644 issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	6	6
Additional paid-in capital	388,737	386,313
Treasury stock	(35,972)	(25,881)
Accumulated other comprehensive income (loss)	3,089	(483)
Accumulated deficit	(94,015)	(38,240)
Total stockholders' equity	261,845	321,715

Total liabilities and stockholders' equity	$878,790	$897,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenue	$93,958	$107,062	$180,404	$204,773

Cost of operations	57,776	65,295	112,987	129,692
Gross profit	36,182	41,767	67,417	75,081

General and administrative expenses	27,922	29,712	55,672	61,570
Income from operations	8,260	12,055	11,745	13,511

Other income (expense):
Interest expense and amortization of deferred financing costs	(8,554)	(6,903)	(14,769)	(13,426)
Loss on extinguishment of debt	-	-	(1,392)	-
Interest income	260	30	673	90
Change in fair value of warrant liabilities	-	-	-	130
Other income, net	28	44	62	84
Total other expense	(8,266)	(6,829)	(15,426)	(13,122)

Income (loss) before income taxes	(6)	5,226	(3,681)	389

Income tax expense (benefit)	(2)	2,180	(1,038)	1,169

Net income (loss)	(4)	3,046	(2,643)	(780)

Less accretion of liquidation preference on preferred stock	(426)	(430)	(865)	(870)

Income (loss) available to common shareholders	$(430)	$2,616	$(3,508)	$(1,650)

Weighted average common shares outstanding (Note 12)
Basic	52,699	53,430	52,875	53,501
Diluted	52,699	54,380	52,875	53,501

Net income (loss) per common share (Note 12)
Basic	$(0.01)	$0.05	$(0.07)	$(0.03)
Diluted	$(0.01)	$0.05	$(0.07)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$(4)	$3,046	$(2,643)	$(780)

Other comprehensive income:
Foreign currency translation adjustment	6,567	(1,529)	3,572	2,559

Total comprehensive income	$6,563	$1,517	$929	$1,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2025	53,146,589	$6	$388,199	$(29,981)	$(3,478)	$(94,011)	$260,735
Stock-based compensation expense	-	-	538	-	-	-	538
Shares issued under stock-based program	1,213	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(1,015,119)	-	-	(5,991)	-	-	(5,991)
Net loss	-	-	-	-	-	(4)	(4)
Foreign currency translation adjustment	-	-	-	-	6,567	-	6,567
Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2024	53,870,084	$6	$383,822	$(16,212)	$(1,403)	$(58,273)	$307,940
Stock-based compensation expense	-	-	737	-	-	-	737
Shares issued under stock-based program	124,353	-	26	-	-	-	26
Treasury shares purchased from shares issued under stock-based program	(82,364)	-	-	(650)	-	-	(650)
Treasury shares purchased under share repurchase program	(171,029)	-	-	(1,269)	-	-	(1,269)
Net income	-	-	-	-	-	3,046	3,046
Foreign currency translation adjustment	-	-	-	-	(1,529)	-	(1,529)
Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	905	-	-	-	905
Shares issued under stock-based program	416,546	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(1,311,386)	-	-	(7,925)	-	-	(7,925)
Dividend	-	-	-	-	-	(53,132)	(53,132)
Net loss	-	-	-	-	-	(2,643)	(2,643)
Foreign currency translation adjustment	-	-	-	-	3,572	-	3,572
Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	1,273	-	-	-	1,273
Forfeiture/cancellation of restricted stock	(750,585)	-	-	-	-	-	-
Shares issued under stock-based program	132,849	-	26	-	-	-	26
Treasury shares purchased from shares issued under stock-based program	(191,542)	-	-	(1,500)	-	-	(1,500)
Treasury shares purchased under share repurchase program	(207,123)	-	-	(1,517)	-	-	(1,517)
Net loss	-	-	-	-	-	(780)	(780)
Foreign currency translation adjustment	-	-	-	-	2,559	-	2,559
Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2025	2024
Net loss	$(2,643)	$(780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash operating lease expense	2,575	2,567
Foreign currency adjustments	(54)	(451)
Depreciation	20,726	20,565
Deferred income taxes	(2,706)	(590)
Amortization of deferred financing costs	896	890
Amortization of intangible assets	6,058	7,771
Stock-based compensation expense	905	1,273
Change in fair value of warrant liabilities	-	(130)
Loss on extinguishment of debt	1,392	-
Net gain on the sale of property, plant and equipment	(188)	(1,147)
Other operating activities	(46)	65
Net changes in operating assets and liabilities:
Receivables	8,407	6,279
Inventory	(130)	612
Other operating assets	(6,297)	(2,420)
Accounts payable	4,296	(1,218)
Other operating liabilities	(2,424)	(3,841)
Net cash provided by operating activities	30,767	29,445

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,491)	(28,817)
Proceeds from sale of property, plant and equipment	3,232	5,236
Net cash used in investing activities	(16,259)	(23,581)

Cash flows from financing activities:
Proceeds on long term debt	425,000	-
Payments on long term debt	(375,000)	-
Proceeds on revolving loan	124,474	167,611
Payments on revolving loan	(124,494)	(170,138)
Dividends paid	(53,132)	-
Payment of debt issuance costs	(8,153)	-
Purchase of treasury stock	(8,508)	(3,017)
Other financing activities	(136)	1,409
Net cash used in financing activities	(19,949)	(4,135)
Effect of foreign currency exchange rate changes on cash	188	366
Net increase (decrease) in cash and cash equivalents	(5,253)	2,095
Cash and cash equivalents:
Beginning of period	43,041	15,861
End of period	$37,788	$17,956

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

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 21 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2024 ("Annual Report"). During the six months ended April 30, 2025, there were no changes to those accounting policies.

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report.

Certain prior period amounts have been reclassified in order to conform to the current year presentation.

During the first quarter of fiscal year 2025, the Company updated its allocation methodology of corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. For further discussion, see Note 15.

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

ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending October 31, 2026, and is currently evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of April 30, 2025 and  October 31, 2024 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2025	2024
Expected recoveries related to self-insured commercial liabilities	$844	$3,155
Prepaid insurance	6,883	1,462
Prepaid licenses and deposits	1,667	884
Other current assets and prepaids	1,837	1,455
Total prepaid expenses and other current assets	$11,231	$6,956

Note 4. Property, Plant and Equipment

The significant components of property, plant and equipment as of April 30, 2025 and  October 31, 2024 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2025	2024
Land, building and improvements	$32,846	$32,724
Machinery and equipment	549,498	534,014
Transportation equipment	11,579	11,133
Furniture and office equipment	4,282	4,187
Property, plant and equipment, gross	598,205	582,058
Less accumulated depreciation	(185,238)	(166,332)
Property, plant and equipment, net	$412,967	$415,726

For the three and six months ended April 30, 2025 and 2024 depreciation expense is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Cost of operations	$10,004	$9,784	$19,627	$19,397
General and administrative expenses	550	579	1,099	1,168
Total depreciation expense	$10,554	$10,363	$20,726	$20,565

Note 5. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the six months ended April 30, 2025. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  April 30, 2025 and  October 31, 2024:

	As of April 30,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.6	$195,126	$-	$(149,750)	$1,358	$46,734
Trade name	3.6	5,097	-	(3,449)	368	2,016
Assembled workforce	0.8	1,650	-	(1,594)	-	56
Noncompete agreements	2.5	1,200	-	(713)	-	487
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(155,506)	$1,726	$99,793

	As of October 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.1	$195,126	$-	$(144,132)	$1,191	$52,185
Trade name	4.1	5,097	-	(3,181)	296	2,212
Assembled workforce	1.1	1,650	-	(1,522)	-	128
Noncompete agreements	2.9	1,200	-	(613)	-	587
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(149,448)	$1,487	$105,612

Amortization expense for the three months ended  April 30, 2025 and 2024 was $3.1 million and $3.9 million, respectively. Amortization expense for the six months ended  April 30, 2025 and 2024 was $6.1 million and $7.8 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the six months ended April 30, 2025 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2024	$147,482	$26,381	$49,133	$222,996
Foreign currency translation	-	1,002	-	1,002
Balance as of April 30, 2025	$147,482	$27,383	$49,133	$223,998

Note 6. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  April 30, 2025 and October 31, 2024:

			April 30,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,654)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,346	$373,260

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

The outstanding principal amount of the 2032 Notes as of April 30, 2025 was $425.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

On September 6, 2024, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increase the letter of credit sublimit from $22.5 million to $32.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million. Of the $125.0 million in incremental commitments, $75.0 million was provided by Bank of America, N.A. and $50.0 million was provided by PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $1.2 million of debt issuance costs related to the September 6, 2024 ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $1.2 million are being amortized from September 6, 2024 through September 6, 2029.

There was no outstanding balance under the ABL Facility as of  April 30, 2025 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of April 30, 2025 the Company had $1.1 million in credit line reserves and a letter of credit balance of $12.2 million.

As of April 30, 2025 we had $314.7 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets. The Company had capitalized debt issuance costs related to the revolving credit facilities of $2.3 million as of April 30, 2025.

Note 7. Stockholders’ Equity

Share Repurchase Program

In June 2025, the board of directors of the Company approved a $15.0 million increase to the Company’s share repurchase program. Including this increase, there have been a total of $50.0 million in authorizations since the inception of the share repurchase program in June 2022. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program, from March 31, 2025 to December 31, 2026.

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and six months ended April 30, 2025 and 2024. All repurchases were at market value.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except price per share)	2025	2024	2025	2024
Shares repurchased	1,015	171	1,311	207
Total cost of shares repurchased	$5,991	$1,269	$7,925	$1,517
Average price per share	$5.90	$7.42	$5.99	$7.33

Note 8. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the periods ended  April 30, 2025 and 2024 by revenue type:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Service revenue	$85,194	$98,729	$163,221	$188,686
Lease fixed revenue	5,605	3,111	10,605	6,315
Lease variable revenue	3,159	5,222	6,578	9,772
Total revenue	$93,958	$107,062	$180,404	$204,773

For further information, see Note 2 of the notes to condensed consolidated financial statements in our Annual Report.

Note 9. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and six months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024

Income (loss) before income taxes	$(6)	$5,226	$(3,681)	$389
Income tax expense (benefit)	$(2)	$2,180	$(1,038)	$1,169

For the three and six months ended April 30, 2025 and 2024 the comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

Note 10. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Compensation expense – restricted stock	$491	$654	$823	$1,130
Compensation expense – stock options	47	83	82	143
Total	$538	$737	$905	$1,273

Note 11. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and six months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(4)	$3,046	$(2,643)	$(780)
Less: Accretion of liquidation preference on preferred stock	(426)	(430)	(865)	(870)
Less: Undistributed earnings allocated to participating securities	-	(38)	-	-
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$(430)	$2,578	$(3,508)	$(1,650)
Add back: Undistributed earnings allocated to participating securities	-	38	-	-
Less: Undistributed earnings reallocated to participating securities	-	(37)	-	-
Numerator for diluted earnings per share	$(430)	$2,579	$(3,508)	$(1,650)

Weighted average shares (denominator):
Weighted average shares - basic	52,699	53,430	52,875	53,501
Weighted average shares - diluted	52,699	54,380	52,875	53,501

Basic earnings per share	$(0.01)	$0.05	$(0.07)	$(0.03)
Diluted earnings per share	$(0.01)	$0.05	$(0.07)	$(0.03)

Certain outstanding stock awards, options and preferred stock were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the three and six months ended April 30, 2025, 2.5 million shares of Series A Preferred Stock, 1.0 million of restricted stock units and 0.1 million of outstanding options were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

For the three months ended April 30, 2024, 0.5 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the six months ended April 30, 2024, 1.9 million of outstanding stock awards and options, and 2.5 million shares of Series A Preferred Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

Dividends

During the six months ended April 30, 2025, the Company paid a special cash dividend of $1.00 per share totaling approximately $53.1 million.

Note 12. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the six months ended April 30, 2025 and 2024:

	Six Months Ended April 30,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$2,540	$2,561
Cash paid for interest	$11,420	$12,244
Cash paid for income taxes	$593	$1,787

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,022	$5,362

The table below shows property, plant and equipment acquired but not yet paid for as of  April 30, 2025 and 2024:

	As of April 30,
(in thousands)	2025	2024
Beginning of period:
PP&E acquired but not yet paid	$1,591	$9,484

End of period:
PP&E acquired but not yet paid	$695	$2,325

Note 13. Fair Value Measurement

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs. The fair value amount of the long-term debt instruments as of  April 30, 2025 and October 31, 2024 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of April 30,		As of October 31,
	2025		2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$-	$-	$375,000	$372,656
2032 Notes	$425,000	$416,500	$-	$-

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

Note 14. Commitments and Contingencies

Insurance

Commercial Self-Insured Losses

The Company retains a significant portion of the risk for workers' compensation, automobile, and general liability losses ("self-insured commercial liability"). Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Amounts estimated to be paid within one year have been included in accrued expenses and other current liabilities, with the remainder included in other non-current liabilities on the condensed consolidated balance sheets. Insurance claims receivables that are expected to be received from third-party insurance within one year have been included in prepaid expenses and other current assets, with the remainder included in other non-current assets on the condensed consolidated balance sheets.

The following table summarizes as of  April 30, 2025 and  October 31, 2024 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of April 30, 2025	As of October 31, 2024
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$9,359	$12,210
Self-insured commercial liability, non-current	Other non-current liabilities	11,045	12,332
Total self-insured commercial liabilities		$20,404	$24,542

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$844	$3,155
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	11,045	12,170
Total expected recoveries related to self-insured commercial liabilities		$11,889	$15,325

Total self-insured commercial liability, net of expected recoveries		$8,515	$9,217

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

As of both  April 30, 2025 and  October 31, 2024, the Company had accrued $1.7 million for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Washington Department of Revenue Sales Tax Issue

Historically, the Company has not charged sales tax to its Washington State customers that provide a reseller certificate, treating this as a wholesale transaction rather than as a retail sale. Effective April 1, 2020, the state of Washington Department of Revenue ("DOR") published a rule which amended Washington Administrative Code 458-20-211, otherwise known as Rule 211, by designating sales of stand-alone concrete pumping services as solely retail transactions. The Company sought to defend its position that no sales tax should be charged for customers that provide a reseller certificate. As such, for the period from April 1, 2020 through January 31, 2024, the Company did not charge sales tax where its customers provided a reseller certificate and petitioned for declaratory relief from the amended rule.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of April 30, 2025, total outstanding letters of credit totaled $12.2 million, all of which had been committed to the Company's commercial insurance providers.

Note 15. Segment Reporting

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

The table below shows changes from the recast of segment results for the three and six months ended April 30, 2024:

	Three Months Ended April 30, 2024		Six Months Ended April 30, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.S. Concrete Pumping	U.S. Concrete Waste Management Services
As Previously Reported
Interest expense and amortization of deferred financing costs, net of interest income	$6,193	$-	$11,947	$-
Reportable segment EBITDA	$15,979	$6,188	$23,016	$11,568

Recast Adjustment
Interest expense and amortization of deferred financing costs, net of interest income	$(1,566)	$1,566	$(3,323)	$3,323
Reportable segment EBITDA	$370	$(370)	$2,255	$(2,255)

Current Report As Recast
Interest expense and amortization of deferred financing costs, net of interest income	$4,627	$1,566	$8,624	$3,323
Reportable segment EBITDA	$16,349	$5,818	$25,271	$9,313

The following provides operating information about the Company's reportable segments for the periods presented:

	April 30,	October 31,
(in thousands)	2025	2024
Total Assets
U.S. Concrete Pumping	$704,851	$718,218
U.S. Concrete Waste Management Services	203,914	201,528
U.K. Operations	122,063	117,418
Reportable segment assets	1,030,828	1,037,164
Other	(152,038)	(139,174)
Total Assets	$878,790	$897,990

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Revenue
U.S. Concrete Pumping	$62,109	$74,617	$119,022	$141,300
U.S. Concrete Waste Management Services(1)	18,057	16,898	34,750	32,518
U.K. Operations	13,792	15,547	26,632	30,955
Total revenue	$93,958	$107,062	$180,404	$204,773

(1) For the three months ended April 30, 2025 and 2024, intersegment revenue of $0.1 million is excluded. For the six months ended April 30, 2025 and 2024, intersegment revenue of $0.2 million is excluded.

EBITDA
U.S. Concrete Pumping	$12,134	$16,349	$20,260	$25,271
U.S. Concrete Waste Management Services	6,554	5,818	10,909	9,313
U.K. Operations	3,184	4,171	6,030	7,348
Reportable segment EBITDA	21,872	26,338	37,199	41,932
Interest expense and amortization of deferred financing costs, net of interest income	(8,294)	(6,873)	(14,096)	(13,336)
Reportable depreciation and amortization	(13,584)	(14,239)	(26,784)	(28,337)
Other	-	-	-	130
Total income (loss) before income taxes	$(6)	$5,226	$(3,681)	$389

Depreciation and amortization
U.S. Concrete Pumping	$9,006	$10,270	$18,081	$20,500
U.S. Concrete Waste Management Services	2,651	2,120	4,927	4,180
U.K. Operations	1,927	1,849	3,776	3,657
Total depreciation and amortization	$13,584	$14,239	$26,784	$28,337

Interest expense and amortization of deferred financing costs, net of interest income
U.S. Concrete Pumping	$5,211	$4,627	$8,522	$8,624
U.S. Concrete Waste Management Services	2,369	1,566	4,141	3,323
U.K. Operations	714	680	1,433	1,389
Total interest expense and amortization of deferred financing costs, net of interest income	$8,294	$6,873	$14,096	$13,336

Total capital expenditures
U.S. Concrete Pumping	$4,527	$5,759	$6,712	$13,691
U.S. Concrete Waste Management Services	4,262	3,052	6,229	6,099
U.K. Operations	4,827	2,157	6,505	6,384
Reportable segment capital expenditures	13,616	10,968	19,446	26,174
Other	34	83	45	2,643
Total capital expenditures	$13,650	$11,051	$19,491	$28,817

The total assets by geographic location is provided to the CODM and is presented below. Revenues are attributable to countries based on the location of the customer. Total revenue, total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	April 30,	October 31,
(in thousands)	2025	2024
Total Assets
U.S.	$756,727	$780,572
U.K.	122,063	117,418
Total Assets	$878,790	$897,990

Property, plant and equipment, net
U.S.	$347,404	$353,895
U.K.	65,563	61,831
Property, plant and equipment, net	$412,967	$415,726

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Revenue by geography
U.S.	$80,166	$91,515	$153,772	$173,818
U.K.	13,792	15,547	26,632	30,955
Total revenue	$93,958	$107,062	$180,404	$204,773

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects. These statements involve known and unknown risks, uncertainties (some of which are beyond our control) and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the items in the following:

●	the adverse impact of recent inflationary pressures, including increases in fuel costs, global economic conditions and events related to these conditions;
●	general economic and business conditions, which may affect demand for commercial, infrastructure, and residential construction and adverse effects of major endemics or pandemics on our business;
●	seasonal and inclement weather conditions, which impede the installation of ready-mixed concrete;
●	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;
●	our ability to successfully implement our operating strategy;
●	our ability to successfully identify, manage and integrate acquisitions;
●	changes in foreign trade policies and other factors beyond our control;
●	our ability to maintain effective internal controls necessary to provide reliable financial reports;
●	governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;
●	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;
●	our ability to retain key personnel and maintain satisfactory labor relations;
●	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers’ and our customers’ access to capital;
●	personal injury, property damage, results of litigation, proceedings, adverse rulings, other claims and insurance coverage issues;
●	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;
●	the effects of currency fluctuations on our results of operations and financial condition; and
●	our ability to monitor, protect and reduce disruptions to our information technology systems from cybersecurity threats and incidents;
●	other factors as described in the section entitled "Risk Factors" in our Annual Report.

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

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment primarily consists of our Brundage-Bone business which has approximately 90 branch locations across 22 states with its corporate headquarters in Thornton, Colorado.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 21 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and six months ended April 30, 2025 and 2024.

Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

Revenue

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$62,109	$74,617	$(12,508)	(16.8)%
U.S. Concrete Waste Management Services(1)	18,057	16,898	1,159	6.9%
U.K. Operations	13,792	15,547	(1,755)	(11.3)%
Total revenue	$93,958	$107,062	$(13,104)	(12.2)%

(1) For the three months ended April 30, 2025 and 2024, intersegment revenue of $0.1 million is excluded.

Total revenue. Total revenues were $94.0 million for the three months ended April 30, 2025 compared to $107.1 million for the three months ended April 30, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 16.8%, or $12.5 million, from $74.6 million in the second quarter of fiscal 2024 to $62.1 million for the second quarter of fiscal 2025 primarily attributable to a decrease in volumes driven by (1) a continued general slowdown from deferrals in commercial construction work and emerging challenges in residential work, mostly due to high interest rates and uncertainty around extensions of U.S. tax policy, and (2) adverse weather events in the months of February and April. Further, while we have not been directly impacted by tariffs, the added uncertainly surrounding tariffs has contributed to the deferral of certain commercial construction projects.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 6.9%, or $1.2 million, from $16.9 million in the second quarter of fiscal 2024 to $ 18.1 million for the second quarter of fiscal 2025. The increase in revenue was driven by organic growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 11.3%, or $1.8 million, from $15.5 million in the second quarter of fiscal 2024 to $13.8 million for the second quarter of fiscal 2025. Excluding the impact from foreign currency translation, revenue was down 13.1% year-over-year, due to lower volumes caused by a general slowdown in commercial construction work.

Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$36,182	$41,767	$(5,585)	(13.4)%
Gross Margin	38.5%	39.0%

Gross margin. Our gross margin for the second quarter of fiscal 2025 was 38.5% compared to 39.0% in the second quarter of fiscal 2024.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the three months ended April 30, 2025 were $27.9 million, a decrease of $1.8 million from $29.7 million in the three months ended April 30, 2024. G&A expenses as a percent of revenue were 29.7% for the second quarter of fiscal 2025 compared to 27.7% for the same period a year ago. The decrease in G&A expenses was largely due to (1) lower labor costs of approximately $1.3 million as a result of reduced headcount and (2) non-cash decreases in amortization expense of $0.8 million.

For the second quarter of fiscal 2025, excluding amortization of intangible assets of $3.0 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.5 million, G&A expenses were $23.8 million (25.3% of revenue). For the second quarter of fiscal 2024, excluding amortization of intangible assets of $3.9 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.7 million, G&A expenses were $24.5 million (22.9% of revenue).

Total other income (expense)

Interest expense and amortization of deferred financing costs, net of interest income. Interest expense and amortization of deferred financing costs, net of interest income for the second quarter of fiscal 2025 was $8.3 million, up $1.4 million from $6.9 million in the second quarter of fiscal 2024. The increase was primarily attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase of interest expense of $2.5 million. This was slightly offset by a reduction of interest expense from our ABL facility of $0.5 million and an increase of interest income of $0.2 million, as compared to the same quarter a year ago.

Income tax expense (benefit)

Income tax expense (benefit). For the three months ended April 30, 2025 and 2024 the comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

Six Months Ended April 30, 2025 Compared to the Six Months Ended April 30, 2024

Revenue

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$119,022	$141,300	$(22,278)	(15.8)%
U.S. Concrete Waste Management Services(1)	34,750	32,518	2,232	6.9%
U.K. Operations	26,632	30,955	(4,323)	(14.0)%
Total revenue	$180,404	$204,773	$(24,369)	(11.9)%

(1) For the six months ended April 30, 2025 and 2024, intersegment revenue of $0.2 million is excluded.

Total revenue. Total revenues were $180.4 million for the six months ended April 30, 2025 compared to $204.8 million for the six months ended April 30, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 15.8%, or $22.3 million, from $141.3 million in the six months ended April 30, 2024 to $119.0 million for the six months ended April 30, 2025 primarily attributable to a decrease in volumes driven by (1) significant weather events in the Company's central, mountain, midwest, south and southeastern regions throughout the year and (2) a continued general slowdown from deferrals in commercial construction work and emerging challenges in residential work, mostly due to high interest rates and uncertainty around extensions of U.S. tax policy. Further, while we have not been directly impacted by tariffs, the added uncertainly surrounding tariffs has contributed to the deferral of certain commercial construction projects.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 6.9%, or $2.2 million, from $32.5 million in the six months ended April 30, 2024 to $34.8 million for the six months ended April 30, 2025. The increase in revenue was driven by organic growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 14.0%, or $4.3 million, from $30.9 million in the six months ended April 30, 2024 to $26.6 million for the six months ended April 30, 2025. Excluding the impact from foreign currency translation, revenue was down 14.8% year-over-year, due to lower volumes caused by a general slowdown in commercial construction work.

Gross Profit and Gross Margin

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$67,417	$75,081	$(7,664)	(10.2)%
Gross Margin	37.4%	36.7%

Gross margin. Our gross margin for the six months ended April 30, 2025 was 37.4% compared to 36.7% in the six months ended April 30, 2024. The improvement in gross margin was primarily related to improvements in fuel and commercial insurance costs.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the six months ended April 30, 2025 were $55.7 million, a decrease of $5.9 million from $61.6 million in the six months ended April 30, 2024. G&A expenses as a percent of revenue were 30.9% for the six months ended April 30, 2025 compared to 30.1% for the same period a year ago. The decrease in G&A expenses was largely due to (1) the non-recurring $3.5 million sales tax litigation-related charge in the first quarter of 2024, (2) lower labor costs of approximately $2.1 million as a result of reduced headcount, and (3) non-cash decreases in amortization expense of $1.7 million, that were partially offset by a decrease in gain on asset sales of $1.0 million and higher professional fees of $0.5 million.

For the six months ended April 30, 2025, excluding amortization of intangible assets of $6.1 million, depreciation expense of $1.1 million, and stock-based compensation expense of $0.9 million, G&A expenses were $47.6 million (26.4% of revenue). For the six months ended April 30, 2024, excluding amortization of intangible assets of $7.8 million, depreciation expense of $1.1 million, stock-based compensation expense of $1.3 million and the non-recurring $3.5 million sales tax litigation-related charge, G&A expenses were $47.9 million (23.4% of revenue)

Total other income (expense)

Interest expense and amortization of deferred financing costs, net of interest income. Interest expense and amortization of deferred financing costs, net of interest income for the six months ended April 30, 2025 was $14.1 million, up $0.8 million from $13.3 million in the six months ended April 30, 2024. The increase was primarily attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase of interest expense of $2.6 million. This was slightly offset by a reduction of interest expense from our ABL facility of $1.0 million and an increase of interest income of $0.6 million, as compared to the same period a year ago.

Debt extinguishment costs. On January 31, 2025, we closed on our private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 and repaid all outstanding indebtedness under our then-existing senior notes due 2026. The $1.4 million in debt extinguishment costs incurred for the six months ended April 30, 2025, relate to the write-off of all unamortized deferred debt issuance costs that were related to the 2026 Notes. There were no debt extinguishment costs for the six months ended April 30, 2024.

Income tax expense (benefit)

Income tax expense (benefit). For the six months ended April 30, 2025 and 2024 the comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

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

The Company recast segment results for the three and six months ended April 30, 2024 are below:

	Three Months Ended April 30, 2024		Six Months Ended April 30, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.S. Concrete Pumping	U.S. Concrete Waste Management Services
As Previously Reported
Net income (loss)	$(999)	$3,001	$(7,843)	$5,406
Interest expense and amortization of deferred financing costs, net of interest income	6,193	-	11,947	-
EBITDA	15,979	6,188	23,016	11,568
Stock-based compensation	737	-	1,273	-
Other expense (income), net	(7)	-	(27)	(7)
Other Adjustments	514	-	3,668	-
Adjusted EBITDA	17,223	6,188	27,930	11,561

Recast Adjustment
Net income (loss)	$1,936	$(1,936)	$5,578	$(5,578)
Interest expense and amortization of deferred financing costs, net of interest income	(1,566)	1,566	(3,323)	3,323
EBITDA	370	(370)	2,255	(2,255)
Stock-based compensation	(189)	189	(350)	350
Other expense (income), net	-	-	3	(3)
Other Adjustments	67	(67)	(774)	774
Adjusted EBITDA	248	(248)	1,134	(1,134)

Current Report As Recast
Net income (loss)	$937	$1,065	$(2,265)	$(172)
Interest expense and amortization of deferred financing costs, net of interest income	4,627	1,566	8,624	3,323
EBITDA	16,349	5,818	25,271	9,313
Stock-based compensation	548	189	923	350
Other expense (income), net	(7)	-	(24)	(10)
Other Adjustments	581	(67)	2,894	774
Adjusted EBITDA	17,471	5,940	29,064	10,427

	Net Income (Loss)
	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$(1,601)	$937	$(2,538)	*
U.S. Concrete Waste Management Services	1,202	1,065	137	(12.9)%
U.K. Operations	395	1,044	(649)	(62.2)%
Total	$(4)	$3,046	$(3,050)	(100.1)%
*Change is not meaningful

	Adjusted EBITDA
	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$12,663	$17,471	$(4,808)	(27.5)%
U.S. Concrete Waste Management Services	6,655	5,940	715	12.0%
U.K. Operations	3,179	4,137	(958)	(23.2)%
Total	$22,497	$27,548	$(5,051)	(18.3)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $1.6 million for the second quarter of fiscal 2025 compared to a net income of $0.9 million for the second quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $12.7 million for the second quarter of fiscal 2025, down $4.8 million from $17.5 million for the same period in fiscal 2024. The decrease in net income was primarily driven by the decrease in revenue and an increase of interest expense of $0.6 million as discussed above. The decrease in adjusted EBITDA was primarily related to the decrease in revenue as discussed above.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $1.2 million for the second quarter of fiscal 2025 compared to a net income of $1.1 million for the second quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $6.7 million for the second quarter of fiscal 2025, up $0.7 million from $5.9 million for the same period in fiscal 2024. The increase in adjusted EBITDA was primarily attributable to the improved year-over-year revenue and disciplined cost control.

U.K. Operations. Net income for our U.K. Operations segment was $0.4 million for the second quarter of fiscal 2025 compared to net income of $1.0 million for the second quarter of fiscal 2024. Adjusted EBITDA for our U.K. Operations segment was $3.2 million for the second quarter of fiscal 2025, down $1.0 million from $4.1 million from the same period in fiscal 2024. Excluding the impact from foreign currency translation, net income and adjusted EBITDA changes were primarily related to the decrease in revenue as discussed above.

	Net Income (Loss)
	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$(4,681)	$(2,265)	$(2,416)	(106.7)%
U.S. Concrete Waste Management Services	1,426	(172)	1,598	*
U.K. Operations	612	1,527	(915)	(59.9)%
Other	-	130	(130)	*
Total	$(2,643)	$(780)	$(1,863)	(238.8)%
*Change is not meaningful

	Adjusted EBITDA
	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$21,800	$29,064	$(7,264)	(25.0)%
U.S. Concrete Waste Management Services	11,701	10,427	1,274	12.2%
U.K. Operations	6,007	7,339	(1,332)	(18.1)%
Total	$39,508	$46,830	$(7,322)	(15.6)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $4.7 million for the six months ended April 30, 2025 compared to a net loss of $2.3 million for the six months ended April 30, 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $21.8 million for the six months ended April 30, 2025, down $7.3 million from $29.1 million for the same period in fiscal 2024. These decreases were largely driven by the revenue decline as discussed above, while the impact on net loss was also impacted by the non-recurring $3.5 million sales tax litigation-related charge incurred in fiscal 2024 and the loss on debt extinguishment of $0.9 million in the first quarter of 2025.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $1.4 million for the six months ended April 30, 2025 compared to a net loss of $0.2 million for the six months ended April 30, 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $11.7 million for the six months ended April 30, 2025, up $1.3 million from $10.4 million for the same period in fiscal 2024. The increase in net income and adjusted EBITDA was primarily attributable to the improved year-over-year revenue and disciplined cost control.

U.K. Operations. Net income for our U.K. Operations segment was $0.6 million for the six months ended April 30, 2025 compared to net income of $1.5 million for the six months ended April 30, 2024. Adjusted EBITDA for our U.K. Operations segment was $6.0 million for the six months ended April 30, 2025, down $1.3 million from $7.4 million from the same period in fiscal 2024. Excluding the impact from foreign currency translation, the decreases in net income and adjusted EBITDA was primarily related to the decrease in revenue as described above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of April 30, 2025, we had $37.8 million of cash and cash equivalents and $314.7 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $352.5 million.

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

Our working capital surplus as of April 30, 2025 was $45.7 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the six months ended April 30, 2025 and 2024 were approximately $19.5 million and $28.8 million, respectively. See "Cash Flow" discussion below for more information.

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

Dividends

During the six months ended April 30, 2025, we paid a special cash dividend of $1.00 per share, totaling $53.1 million. The dividend was funded with cash on hand and net proceeds from our new 2032 Notes (as defined below). The declaration of dividends on our common stock is discretionary and will be determined by our Board of Directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors.

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of April 30, 2025 and October 31, 2024:

			April 30,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,654)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,346	$373,260

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

On September 6, 2024, the ABL Facility was amended to, among other changes, (1) increase the maximum revolver borrowings available to be drawn thereunder from $225.0 million to $350.0 million, (2) increase the letter of credit sublimit from $22.5 million to $32.5 million and (3) extend the maturity of the ABL Facility to the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which the borrowers under the ABL Facility can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million. Of the $125.0 million in incremental commitments, $75.0 million was provided by Bank of America, N.A. and $50.0 million was provided by PNC Bank, N.A. The amended ABL Facility was treated as a debt modification. The Company capitalized an additional $1.2 million of debt issuance costs related to the September 6, 2024, ABL Facility amendment. The preexisting unamortized deferred costs of $1.4 million and the additional costs of $1.2 million are being amortized from September 6, 2024 through September 6, 2029.

There was no outstanding balance under the ABL Facility as of April 30, 2025 and as of that date, the Company was in compliance with all debt covenants. In addition, as of April 30, 2025, the Company had $1.1 million in credit line reserves and a letter of credit balance of $12.2 million. As of April 30, 2025, we had $314.7 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.3 million as of April 30, 2025.

See Note 6 of Part I, Item I in this document for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the six months ended April 30, 2025 was $30.8 million. The Company had a net loss of $2.6 million, which included net non-cash expense items of $29.6 million. In addition, we had cash inflows related to an increase in our working capital of $3.9 million. Cash inflows related to working capital activity include a decrease to receivables of $8.4 million and an increase to accounts payable of $4.3 million, partially offset by an increase to other operating assets of $6.3 million and a decrease in other operating liabilities of $2.4 million. The decrease in receivables is due to decreases in sales volumes during the six months ended April 30, 2025. The increase in accounts payable is driven by the general timing of invoices. The increase in other operating assets is due to the timing of our annual commercial insurance premium payments. The decrease in other operating liabilities is related to operating lease payments of $2.5 million.

Net cash provided by operating activities during the six months ended April 30, 2024 was $29.4 million. The Company had a net loss of $0.8 million, which included net non-cash expense items of $30.8 million. In addition, we had cash outflows related to an increase in our working capital of $0.6 million. Cash outflows related to working capital activity include a decrease in other operating liabilities of $3.8 million, an increase in other operating assets of $2.4 million, and a decrease of $1.2 million in accounts payable. These were offset by a decrease in receivables of $6.3 million and a decrease in inventory of $0.6 million. The decrease in operating liabilities is due to payments on operating leases of $2.6 million and a decrease in sales and use tax. The increase in other operating assets is primarily due to the timing of prepaid insurance. The decrease in accounts payable is driven by the timing of vendor payments. The decrease in receivables is due to seasonal collection of receivables and decrease in sales volumes during the six months ended April 30, 2024.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $16.3 million to fund investing activities during the six months ended April 30, 2025. The Company used $19.5 million for the purchase of property, plant and equipment, which was partially offset by $3.2 million in proceeds from the sale of property, plant and equipment.

We used $23.6 million to fund investing activities during the six months ended April 30, 2024. The Company used $28.8 million for the purchase of property, plant and equipment, which was partially offset by $5.2 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities.

Net cash used in financing activities was $19.9 million for the six months ended April 30, 2025. Cash used in financing activities included $425.0 million in proceeds from the issuance of the 2032 Notes, $375.0 million in payments for the extinguishment of the 2026 Notes, $53.1 million in dividends paid, $8.2 million in debt issuance costs paid related to the 2032 Notes and $8.5 million in purchase of treasury stock, which included $7.9 million purchased under the share repurchase program and $0.6 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities.

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2025	2024	2025	2024
Consolidated
Net income (loss)	$(4)	$3,046	$(2,643)	$(780)
Interest expense and amortization of deferred financing costs, net of interest income	8,294	6,873	14,096	13,336
Income tax expense (benefit)	(2)	2,180	(1,038)	1,169
Depreciation and amortization	13,584	14,239	26,784	28,337
EBITDA	21,872	26,338	37,199	42,062
Loss on debt extinguishment	-	-	1,392	-
Stock-based compensation	538	737	905	1,273
Change in fair value of warrant liabilities	-	-	-	(130)
Other expense (income), net	(28)	(44)	(62)	(84)
Other adjustments(1)	115	517	74	3,709
Adjusted EBITDA	$22,497	$27,548	$39,508	$46,830

U.S. Concrete Pumping
Net income (loss)	$(1,601)	$937	$(4,681)	$(2,265)
Interest expense and amortization of deferred financing costs, net of interest income	5,211	4,627	8,522	8,624
Income tax expense (benefit)	(482)	515	(1,662)	(1,588)
Depreciation and amortization	9,006	10,270	18,081	20,500
EBITDA	12,134	16,349	20,260	25,271
Loss on debt extinguishment	-	-	862	-
Stock-based compensation	371	548	609	923
Other expense (income), net	(4)	(7)	(18)	(24)
Other adjustments(1)	162	581	87	2,894
Adjusted EBITDA	$12,663	$17,471	$21,800	$29,064

U.S. Concrete Waste Management Services
Net income (loss)	$1,202	$1,065	$1,426	$(172)
Interest expense and amortization of deferred financing costs, net of interest income	2,369	1,566	4,141	3,323
Income tax expense	332	1,067	415	1,982
Depreciation and amortization	2,651	2,120	4,927	4,180
EBITDA	6,554	5,818	10,909	9,313
Loss on debt extinguishment	-	-	530	-
Stock-based compensation	167	189	296	350
Other expense (income), net	(12)	-	(14)	(10)
Other adjustments	(54)	(67)	(20)	774
Adjusted EBITDA	$6,655	$5,940	$11,701	$10,427

U.K. Operations
Net income	$395	$1,044	$612	$1,527
Interest expense and amortization of deferred financing costs, net of interest income	714	680	1,433	1,389
Income tax expense	148	598	209	775
Depreciation and amortization	1,927	1,849	3,776	3,657
EBITDA	3,184	4,171	6,030	7,348
Other expense (income), net	(12)	(37)	(30)	(50)
Other adjustments	7	3	7	41
Adjusted EBITDA	$3,179	$4,137	$6,007	$7,339

Other
Net income	$-	$-	$-	$130
EBITDA	-	-	-	130
Change in fair value of warrant liabilities	-	-	-	(130)
Adjusted EBITDA	$-	$-	$-	$-

[1] Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses and transaction expenses. For the six months ended April 30, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation. See Note 15 in Part I, Item 1 of this report for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the six months ended April 30, 2025 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under "Commitments and Contingencies—Litigation" in Note 14 of the notes to the condensed consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in the Annual Report.

Changes in foreign trade policies and other factors beyond our control may adversely impact our business and financial performance.

Economic impacts from tariffs and U.S. trade policy changes, including significant tariffs on imported goods, could have direct and/or indirect material adverse effects on our business. Our operations may be indirectly impacted as they are closely tied to residential, commercial, and infrastructure construction, which may face reduced demand if tariffs increase material costs or consumer prices, leading to economic slowdowns or project cancellations resulting in reduced demand for our concrete pumping and waste management services. Additionally, our reliance on international suppliers for certain key operational equipment directly exposes us to risks of cost increases or supply constraints. Our inability to mitigate these risks or adapt to rapidly changing trade environments could adversely affect our results of operations and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of 2025, under our share repurchase program, we repurchased an aggregate of 1,015,119 shares of our common stock for a total of $5.9 million at an average price of $5.82 per share. The following table reflects issuer purchases of equity securities for the three months ended April 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1,3)
February 1, 2025 - February 28, 2025	95,644	$7.11	95,644	$14.4
March 1, 2025 - March 31, 2025	324,567	5.61	324,567	12.6
April 1, 2025 - April 30, 2025	594,908	5.72	594,908	9.2
Total	1,015,119	$5.82	1,015,119	$9.2
(1)	Excludes commission cost and any applicable excise taxes incurred on share repurchases.
(2)	From June 2022 through April 2025, the board of directors of the Company has approved (through various resolutions) an aggregate authorization of $35.0 million for the Company’s share repurchase program. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program from March 31, 2025 to December 31, 2026, which was announced March 11, 2025. Further, in June 2025, the board of directors of the Company approved an authorization of $15.0 million increase for the Company’s share repurchase program, which was announced June 5, 2025. This brings the total share repurchase program authorizations to $50.0 million.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the quarter covered by this Quarterly Report on Form 10-Q.

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

Dated: June 5, 2025