Form 10-Q
period 2025-07-31
Concrete Pumping Holdings, Inc.
filed 2025-09-04
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of August 29, 2025, the registrant had 51,474,450 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED July 31, 2025

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of July 31,	As of October 31,
(in thousands, except per share amounts)	2025	2024

Current assets:
Cash and cash equivalents	$41,001	$43,041
Receivables, net of allowance for doubtful accounts of $879 and $916, respectively	52,396	56,441
Inventory	7,454	5,922
Prepaid expenses and other current assets	11,918	6,956
Total current assets	112,769	112,360

Property, plant and equipment, net	414,908	415,726
Intangible assets, net	96,829	105,612
Goodwill	223,743	222,996
Right-of-use operating lease assets	24,257	26,179
Other non-current assets	11,373	12,578
Deferred financing costs	2,152	2,539
Total assets	$886,031	$897,990

Current liabilities:
Revolving loan	$-	$20
Operating lease obligations, current portion	5,014	4,817
Accounts payable	8,061	7,668
Accrued payroll and payroll expenses	14,400	14,303
Accrued expenses and other current liabilities	36,019	28,673
Income taxes payable	877	850
Total current liabilities	64,371	56,331

Long term debt, net of discount for deferred financing costs	417,629	373,260
Operating lease obligations, non-current	19,776	21,716
Deferred income taxes	86,193	86,647
Other non-current liabilities	11,741	13,321
Total liabilities	599,710	551,275

Commitments and contingencies (Note 14)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2025 and October 31, 2024	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,540,028 and 53,273,644 issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	6	6
Additional paid-in capital	389,263	386,313
Treasury stock	(39,817)	(25,881)
Accumulated other comprehensive income (loss)	2,185	(483)
Accumulated deficit	(90,316)	(38,240)
Total stockholders' equity	261,321	321,715

Total liabilities and stockholders' equity	$886,031	$897,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenue	$103,676	$109,617	$284,080	$314,390

Cost of operations	63,287	65,112	176,274	194,804
Gross profit	40,389	44,505	107,806	119,586

General and administrative expenses	27,459	27,880	83,131	89,450
Income from operations	12,930	16,625	24,675	30,136

Other income (expense):
Interest expense and amortization of deferred financing costs	(8,399)	(6,318)	(23,168)	(19,744)
Loss on extinguishment of debt	-	-	(1,392)	-
Interest income	273	58	946	148
Change in fair value of warrant liabilities	-	-	-	130
Other income, net	228	276	290	360
Total other expense	(7,898)	(5,984)	(23,324)	(19,106)

Income before income taxes	5,032	10,641	1,351	11,030

Income tax expense	1,333	3,081	295	4,250

Net income	3,699	7,560	1,056	6,780

Less accretion of liquidation preference on preferred stock	(441)	(440)	(1,309)	(1,310)

Income (loss) available to common shareholders	$3,258	$7,120	$(253)	$5,470

Weighted average common shares outstanding (Note 11)
Basic	51,696	53,699	52,435	53,556
Diluted	51,906	53,775	52,435	54,191

Net income (loss) per common share (Note 11)
Basic	$0.07	$0.13	$-	$0.10
Diluted	$0.07	$0.13	$-	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024

Net income	$3,699	$7,560	$1,056	$6,780

Other comprehensive income:
Foreign currency translation adjustment	(904)	2,315	2,668	4,874

Total comprehensive income	$2,795	$9,875	$3,724	$11,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845
Stock-based compensation expense	-	-	526	-	-	-	526
Treasury shares purchased under share repurchase program	(592,655)	-	-	(3,845)	-	-	(3,845)
Net income	-	-	-	-	-	3,699	3,699
Foreign currency translation adjustment	-	-	-	-	(904)	-	(904)
Balance, July 31, 2025	51,540,028	$6	$389,263	$(39,817)	$2,185	$(90,316)	$261,321

Balance, April 30, 2024	53,741,044	$6	$384,585	$(18,131)	$(2,932)	$(55,227)	$308,301
Stock-based compensation expense	-	-	644	-	-	-	644
Forfeiture/cancellation of restricted stock	(812)	-	-	-	-	-	-
Shares issued under stock-based program	709,192	-	-	-	-	-	-
Treasury shares purchased from shares issued under stock-based program	(330,982)	-	-	(1,683)	-	-	(1,683)
Treasury shares purchased under share repurchase program	(370,419)	-	-	(2,460)	-	-	(2,460)
Net income	-	-	-	-	-	7,560	7,560
Foreign currency translation adjustment	-	-	-	-	2,315	-	2,315
Balance, July 31, 2024	53,748,023	$6	$385,229	$(22,275)	$(617)	$(47,667)	$314,676

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	1,431	-	-	-	1,431
Shares issued under stock-based program	416,546	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(1,904,041)	-	-	(11,770)	-	-	(11,770)
Dividend	-	-	-	-	-	(53,132)	(53,132)
Net income	-	-	-	-	-	1,056	1,056
Foreign currency translation adjustment	-	-	-	-	2,668	-	2,668
Balance, July 31, 2025	51,540,028	$6	$389,263	$(39,817)	$2,185	$(90,316)	$261,321

Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	1,917	-	-	-	1,917
Forfeiture/cancellation of restricted stock	(751,397)	-	-	-	-	-	-
Shares issued under stock-based program	842,041	-	26	-	-	-	26
Treasury shares purchased from shares issued under stock-based program	(522,524)	-	-	(3,184)	-	-	(3,184)
Treasury shares purchased under share repurchase program	(577,542)	-	-	(3,977)	-	-	(3,977)
Net income	-	-	-	-	-	6,780	6,780
Foreign currency translation adjustment	-	-	-	-	4,874	-	4,874
Balance, July 31, 2024	53,748,023	$6	$385,229	$(22,275)	$(617)	$(47,667)	$314,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2025	2024
Net income	$1,056	$6,780
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	3,913	3,841
Foreign currency adjustments	(26)	(890)
Depreciation	31,454	31,345
Deferred income taxes	(803)	2,693
Amortization of deferred financing costs	1,311	1,336
Amortization of intangible assets	8,968	11,482
Stock-based compensation expense	1,431	1,917
Change in fair value of warrant liabilities	-	(130)
Loss on extinguishment of debt	1,392	-
Net gain on the sale of property, plant and equipment	(609)	(1,412)
Other operating activities	(47)	72
Net changes in operating assets and liabilities:
Receivables	4,353	7,227
Inventory	(1,447)	301
Other operating assets	(6,978)	(551)
Accounts payable	(565)	(1,668)
Other operating liabilities	6,447	2,131
Net cash provided by operating activities	49,850	64,474

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,230)	(37,484)
Proceeds from sale of property, plant and equipment	6,028	7,472
Net cash used in investing activities	(28,202)	(30,012)

Cash flows from financing activities:
Proceeds on long term debt	425,000	-
Payments on long term debt	(375,000)	-
Proceeds on revolving loan	188,229	230,398
Payments on revolving loan	(188,249)	(249,352)
Dividends paid	(53,132)	-
Payment of debt issuance costs	(8,163)	-
Purchase of treasury stock	(12,315)	(7,161)
Other financing activities	(204)	1,343
Net cash used in financing activities	(23,834)	(24,772)
Effect of foreign currency exchange rate changes on cash	146	782
Net increase (decrease) in cash and cash equivalents	(2,040)	10,472
Cash and cash equivalents:
Beginning of period	43,041	15,861
End of period	$41,001	$26,333

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

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and Brundage-Bone and Camfaud do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 95 branch locations across 23 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan offers pans and roll-off containers that are specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 23 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2024 ("Annual Report"). During the nine months ended July 31, 2025, there were no changes to those accounting policies.

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

Recently issued accounting pronouncements not yet effective

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending October 31, 2025, and is currently evaluating the effects that the adoption of this guidance will have on related disclosures.

ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending October 31, 2026, and is currently evaluating the effects that the adoption of this guidance will have on related disclosures.

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

Note 3. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of July 31, 2025 and  October 31, 2024 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2025	2024
Expected recoveries related to self-insured commercial liabilities	$902	$3,155
Prepaid insurance	7,403	1,462
Prepaid licenses and deposits	1,518	884
Other current assets and prepaids	2,095	1,455
Total prepaid expenses and other current assets	$11,918	$6,956

Note 4. Property, Plant and Equipment

The significant components of property, plant and equipment as of July 31, 2025 and  October 31, 2024 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2025	2024
Land, building and improvements	$32,941	$32,724
Machinery and equipment	557,787	534,014
Transportation equipment	12,206	11,133
Furniture and office equipment	4,484	4,187
Property, plant and equipment, gross	607,418	582,058
Less accumulated depreciation	(192,510)	(166,332)
Property, plant and equipment, net	$414,908	$415,726

For the three and nine months ended July 31, 2025 and 2024 depreciation expense is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Cost of operations	$9,833	$10,221	$29,460	$29,617
General and administrative expenses	895	560	1,994	1,728
Total depreciation expense	$10,728	$10,781	$31,454	$31,345

Note 5. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the nine months ended July 31, 2025. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  July 31, 2025 and  October 31, 2024:

	As of July 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.4	$195,126	$-	$(152,452)	$1,321	$43,995
Trade name	3.4	5,097	-	(3,590)	351	1,858
Assembled workforce	0.6	1,650	-	(1,611)	-	39
Noncompete agreements	2.2	1,200	-	(763)	-	437
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(158,416)	$1,672	$96,829

	As of October 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.1	$195,126	$-	$(144,132)	$1,191	$52,185
Trade name	4.1	5,097	-	(3,181)	296	2,212
Assembled workforce	1.1	1,650	-	(1,522)	-	128
Noncompete agreements	2.9	1,200	-	(613)	-	587
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(149,448)	$1,487	$105,612

Amortization expense for the three months ended  July 31, 2025 and 2024 was $2.9 million and $3.7 million, respectively. Amortization expense for the nine months ended  July 31, 2025 and 2024 was $9.0 million and $11.5 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the nine months ended July 31, 2025 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2024	$147,482	$26,381	$49,133	$222,996
Foreign currency translation	-	747	-	747
Balance as of July 31, 2025	$147,482	$27,128	$49,133	$223,743

Note 6. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  July 31, 2025 and October 31, 2024:

			July 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,371)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,629	$373,260

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

The outstanding principal amount of the 2032 Notes as of July 31, 2025 was $425.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

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

There was no outstanding balance under the ABL Facility as of  July 31, 2025 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement.

The Company utilizes the ABL Facility to support its working capital arrangement.

In addition, as of July 31, 2025 the Company had $1.1 million in credit line reserves and a letter of credit balance of $16.2 million.

As of July 31, 2025 we had $317.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets. The Company had capitalized debt issuance costs related to the revolving credit facilities of $2.2 million as of July 31, 2025.

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and nine months ended July 31, 2025 and 2024. All repurchases were at market value.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except price per share)	2025	2024	2025	2024
Shares repurchased	593	371	1,904	578
Total cost of shares repurchased	$3,845	$2,460	$11,770	$3,977
Average price per share	$6.48	$6.64	$6.18	$6.89

Note 8. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the periods ended  July 31, 2025 and 2024 by revenue type:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Service revenue	$94,159	$100,575	$257,379	$289,262
Lease fixed revenue	6,077	5,744	16,683	15,516
Lease variable revenue	3,440	3,298	10,018	9,612
Total revenue	$103,676	$109,617	$284,080	$314,390

For further information, see Note 2 of the notes to consolidated financial statements in our Annual Report.

Note 9. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and nine months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024

Income before income taxes	$5,032	$10,641	$1,351	$11,030
Income tax expense	$1,333	$3,081	$295	$4,250

For the three months ended July 31, 2025 and 2024, the Company’s effective tax rate was 26.5% and 29.0%, respectively. The comparability of effective tax rates between both periods was primarily impacted by disqualifying dispositions on stock options in fiscal 2025.

For the nine months ended July 31, 2025 and 2024, the Company’s effective tax rate was 21.8% and 38.5%, respectively. The comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, the reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the condensed consolidated financial statements. We do not expect any material change to our effective tax rate or cash flows in the current fiscal year as a result of these changes.

Note 10. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Compensation expense – restricted stock	$475	$580	$1,298	$1,710
Compensation expense – stock options	51	64	133	207
Total	$526	$644	$1,431	$1,917

Note 11. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and nine months ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$3,699	$7,560	$1,056	$6,780
Less: Accretion of liquidation preference on preferred stock	(441)	(440)	(1,309)	(1,310)
Less: Undistributed earnings allocated to participating securities	-	(31)	-	(41)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$3,258	$7,089	$(253)	$5,429
Add back: Undistributed earnings allocated to participating securities	-	31	-	41
Less: Undistributed earnings reallocated to participating securities	-	(31)	-	(41)
Numerator for diluted earnings per share	$3,258	$7,089	$(253)	$5,429

Weighted average shares (denominator):
Weighted average shares - basic	51,696	53,699	52,435	53,556
Weighted average shares - diluted	51,906	53,775	52,435	54,191

Basic earnings per share	$0.07	$0.13	$-	$0.10
Diluted earnings per share	$0.07	$0.13	$-	$0.10

Certain outstanding stock awards, options and preferred stock as provided below were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

●	For the three months ended July 31, 2025, 2.5 million shares of Series A Preferred Stock, 0.8 million of restricted stock units and 0.1 million of outstanding options were excluded.
●	For the nine months ended July 31, 2025, 2.5 million shares of Series A Preferred Stock, 1.0 million of restricted stock units and 0.1 million of outstanding options were excluded.

●	For the three months ended July 31, 2024, 0.6 million of outstanding stock awards and options and 2.5 million shares of Series A Preferred Stock were excluded.
●	For the nine months ended July 31, 2024, 0.4 million of outstanding stock awards and options and 2.5 million shares of Series A Preferred Stock were excluded.

Dividends

During the nine months ended July 31, 2025, the Company paid a special cash dividend of $1.00 per share totaling approximately $53.1 million.

Note 12. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended July 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$3,897	$3,811
Cash paid for interest	$11,436	$12,614
Cash paid for income taxes	$955	$2,571

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,784	$6,109

The table below shows property, plant and equipment acquired but not yet paid for as of  July 31, 2025 and 2024:

	As of July 31,
(in thousands)	2025	2024
Beginning of period:
PP&E acquired but not yet paid	$1,591	$9,484

End of period:
PP&E acquired but not yet paid	$1,629	$1,453

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs. The fair value amount of the long-term debt instruments as of  July 31, 2025 and October 31, 2024 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of July 31,		As of October 31,
	2025		2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$-	$-	$375,000	$372,656
2032 Notes	$425,000	$420,750	$-	$-

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

The following table summarizes as of  July 31, 2025 and  October 31, 2024 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

	Classification on the Condensed Consolidated Balance Sheets	As of July 31, 2025	As of October 31, 2024
(in thousands)
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$10,028	$12,210
Self-insured commercial liability, non-current	Other non-current liabilities	10,968	12,332
Total self-insured commercial liabilities		$20,996	$24,542

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$902	$3,155
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,968	12,170
Total expected recoveries related to self-insured commercial liabilities		$11,870	$15,325

Total self-insured commercial liability, net of expected recoveries		$9,126	$9,217

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

As of  July 31, 2025 and  October 31, 2024, the Company had accrued $1.1 million and $1.7 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of July 31, 2025, total outstanding letters of credit totaled $16.2 million, all of which had been committed to the Company's commercial insurance providers.

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

The table below shows changes from the recast of segment results for the three and nine months ended July 31, 2024:

	Three Months Ended July 31, 2024			Nine Months Ended July 31, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.K. Operations	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.K Operations
As Previously Reported
Interest expense and amortization of deferred financing costs	$5,585	$-	$733	$17,577	$-	$2,167
Reportable segment EBITDA	$20,156	$7,313	$3,981	$43,216	$18,881	$11,374

Recast Adjustment
Interest expense and amortization of deferred financing costs, net of interest income	$(1,497)	$1,488	$(48)	$(4,865)	$4,811	$(93)
Reportable segment EBITDA	$(78)	$69	$(48)	$2,132	$(2,186)	$(93)

Current Report as Recast
Interest expense and amortization of deferred financing costs, net of interest income	$4,088	$1,488	$685	$12,712	$4,811	$2,074
Reportable segment EBITDA	$20,078	$7,382	$3,933	$45,348	$16,695	$11,281

The following provides operating information about the Company's reportable segments for the periods presented:

	July 31,	October 31,
(in thousands)	2025	2024
Total Assets
U.S. Concrete Pumping	$712,359	$718,218
U.S. Concrete Waste Management Services	207,580	201,528
U.K. Operations	122,266	117,418
Reportable segment assets	1,042,205	1,037,164
Other	(156,174)	(139,174)
Total Assets	$886,031	$897,990

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue
U.S. Concrete Pumping	$69,271	$75,213	$188,293	$216,514
U.S. Concrete Waste Management Services(1)	19,337	18,545	54,087	51,063
U.K. Operations	15,068	15,859	41,700	46,813
Total revenue	$103,676	$109,617	$284,080	$314,390

(1) For the three months ended July 31, 2025 and 2024, intersegment revenue of $0.2 million and $0.1 million, respectively, is excluded. For the nine months ended July 31, 2025 and 2024, intersegment revenue of $0.4 million and $0.3 million, respectively, is excluded.

EBITDA
U.S. Concrete Pumping	$15,642	$20,078	$35,902	$45,348
U.S. Concrete Waste Management Services	7,275	7,382	18,184	16,695
U.K. Operations	3,879	3,933	9,909	11,281
Reportable segment EBITDA	26,796	31,393	63,995	73,324
Interest expense and amortization of deferred financing costs, net of interest income	(8,126)	(6,261)	(22,222)	(19,597)
Reportable depreciation and amortization	(13,638)	(14,491)	(40,422)	(42,827)
Other	-	-	-	130
Total income before income taxes	$5,032	$10,641	$1,351	$11,030

Depreciation and amortization
U.S. Concrete Pumping	$9,145	$9,874	$27,226	$30,374
U.S. Concrete Waste Management Services	2,501	2,710	7,428	6,889
U.K. Operations	1,992	1,907	5,768	5,564
Total depreciation and amortization	$13,638	$14,491	$40,422	$42,827

Interest expense and amortization of deferred financing costs, net of interest income
U.S. Concrete Pumping	$5,005	$4,088	$13,527	$12,712
U.S. Concrete Waste Management Services	2,354	1,488	6,495	4,811
U.K. Operations	767	685	2,200	2,074
Total interest expense and amortization of deferred financing costs, net of interest income	$8,126	$6,261	$22,222	$19,597

Total capital expenditures
U.S. Concrete Pumping	$8,246	$818	$14,958	$14,509
U.S. Concrete Waste Management Services	4,277	3,845	10,506	9,944
U.K. Operations	2,200	4,004	8,705	10,388
Reportable segment capital expenditures	14,723	8,667	34,169	34,841
Other	16	-	61	2,643
Total capital expenditures	$14,739	$8,667	$34,230	$37,484

The total assets by geographic location is provided to the CODM and is presented below. Revenues are attributable to countries based on the location of the customer. Total revenue, total assets and property, plant and equipment, net by geographic location for the periods presented are as follows:

	As of	As of
	July 31,	October 31,
(in thousands)	2025	2024
Total Assets
U.S.	$763,765	$780,572
U.K.	122,266	117,418
Total Assets	$886,031	$897,990

Property, plant and equipment, net
U.S.	$350,209	$353,895
U.K.	64,699	61,831
Property, plant and equipment, net	$414,908	$415,726

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue by geography
U.S.	$88,608	$93,758	$242,380	$267,577
U.K.	15,068	15,859	41,700	46,813
Total revenue	$103,676	$109,617	$284,080	$314,390

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

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment primarily consists of our Brundage-Bone business which has approximately 95 branch locations across 23 states with its corporate headquarters in Thornton, Colorado.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses pans and roll-off containers specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 23 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and nine months ended July 31, 2025 and 2024.

Three Months Ended July 31, 2025 Compared to the Three Months Ended July 31, 2024

Revenue

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$69,271	$75,213	$(5,942)	(7.9)%
U.S. Concrete Waste Management Services(1)	19,337	18,545	792	4.3%
U.K. Operations	15,068	15,859	(791)	(5.0)%
Total revenue	$103,676	$109,617	$(5,941)	(5.4)%

(1) For the three months ended July 31, 2025 and 2024, intersegment revenue of $0.2 million and $0.1 million, respectively, is excluded.

Total revenue. Total revenues were $103.7 million for the three months ended July 31, 2025 compared to $109.6 million for the three months ended July 31, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 7.9%, or $5.9 million, from $75.2 million in the third quarter of fiscal 2024 to $69.3 million for the third quarter of fiscal 2025 primarily attributable to a decrease in volumes driven by (1) ongoing deferrals in commercial construction demand and softness in residential demand, mostly due to economic and market uncertainty from high interest rates, and (2) higher than normal rainfall in the Company's central and southeastern regions in the months of May and June. Further, while we have not been directly impacted by tariffs, the added uncertainly surrounding tariffs has contributed to the deferral of certain commercial construction projects.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 4.3%, or $0.8 million, from $18.5 million in the third quarter of fiscal 2024 to $19.3 million for the third quarter of fiscal 2025. The increase in revenue was driven by organic volume growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 5.0%, or $0.8 million from $15.9 million in the third quarter of fiscal 2024 to $15.1 million for the third quarter of fiscal 2025. Excluding the impact from foreign currency translation, revenue was down 10.0% year-over-year, due to lower volumes caused by a slowdown in commercial construction demand.

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$40,389	$44,505	$(4,116)	(9.2)%
Gross Margin	39.0%	40.6%

Gross margin. Our gross margin for the third quarter of fiscal 2025 was 39.0% compared to 40.6% in the third quarter of fiscal 2024. The decrease in gross margin was primarily related to decreases in revenue as discussed above and reduced operator and mechanic labor utilization as a result of the declining commercial construction revenue volumes.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the three months ended July 31, 2025 were $27.5 million, a decrease of $0.4 million from $27.9 million in the three months ended July 31, 2024. G&A expenses as a percent of revenue were 26.5% for the third quarter of fiscal 2025 compared to 25.5% for the same period a year ago.

For the third quarter of fiscal 2025, excluding amortization of intangible assets of $2.9 million, depreciation expense of $0.9 million, and stock-based compensation expense of $0.5 million, G&A expenses were $23.2 million (22.4% of revenue). For the third quarter of fiscal 2024, excluding amortization of intangible assets of $3.7 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.6 million, G&A expenses were $23.0 million (20.9% of revenue).

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the third quarter of fiscal 2025 was $8.4 million, up $2.1 million from $6.3 million in the third quarter of fiscal 2024. The increase was primarily attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $2.3 million. This was slightly offset by a reduction of interest expense from our ABL facility of $0.2 million as compared to the same quarter a year ago.

Income tax expense

Income tax expense. For the three months ended July 31, 2025 and 2024 the Company’s effective tax rate was 26.5% and 29.0%, respectively. The comparability of effective tax rates between both periods was primarily impacted by disqualifying dispositions on stock options in fiscal 2025.

Nine Months Ended July 31, 2025 Compared to the Nine Months Ended July 31, 2024

Revenue

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$188,293	$216,514	$(28,221)	(13.0)%
U.S. Concrete Waste Management Services(1)	54,087	51,063	3,024	5.9%
U.K. Operations	41,700	46,813	(5,113)	(10.9)%
Total revenue	$284,080	$314,390	$(30,310)	(9.6)%

(1) For the nine months ended July 31, 2025 and 2024, intersegment revenue of $0.4 million and $0.3 million, respectively, is excluded.

Total revenue. Total revenues were $284.1 million for the nine months ended July 31, 2025 compared to $314.4 million for the nine months ended July 31, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 13.0%, or $28.2 million, from $216.5 million in the nine months ended July 31, 2024 to $188.3 million for the nine months ended July 31, 2025 primarily attributable to a decrease in volumes driven by (1) a continued slowdown from deferrals in commercial construction demand and subdued residential construction demand, mostly due to high interest rates and economic uncertainty around extensions of U.S. tax policy and (2) significant disruptive weather events across the U.S. throughout the year. Further, while we have not been directly impacted by tariffs, the added uncertainly surrounding tariffs has contributed to the deferral of certain commercial construction projects.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 5.9%, or $3.0 million, from $51.1 million in the nine months ended July 31, 2024 to $54.1 million for the nine months ended July 31, 2025. The increase in revenue was driven by organic volume growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 10.9%, or $5.1 million, from $46.8 million in the nine months ended July 31, 2024 to $41.7 million for the nine months ended July 31, 2025. Excluding the impact from foreign currency translation, revenue was down 13.2% year-over-year, due to lower volumes caused by a slowdown in commercial construction demand.

Gross Profit and Gross Margin

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$107,806	$119,586	$(11,780)	(9.9)%
Gross Margin	37.9%	38.0%

Gross margin. Our gross margin for the nine months ended July 31, 2025 was 37.9% compared to 38.0% in the nine months ended July 31, 2024.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the nine months ended July 31, 2025 were $83.1 million, a decrease of $6.4 million from $89.5 million in the nine months ended July 31, 2024. G&A expenses as a percent of revenue were 29.3% for the nine months ended July 31, 2025 compared to 28.5% for the same period a year ago. The decrease in G&A expenses was largely due to (1) the non-recurring $3.5 million sales tax litigation-related charge in the first quarter of 2024 as a result of an adverse court ruling related to sales tax in Washington State, as further described in Note 14 in Part I. Item 1 of this Report, (2) a decrease in labor costs of $2.5 million as a result of reduced headcount and (3) a non-cash decrease in amortization expense of $2.5 million. These items were partially offset by (4) a decrease in foreign currency gains of $0.8 million, a decrease in gain on asset sales of $0.7 million and higher bank fees of $0.5 million.

For the nine months ended July 31, 2025, excluding amortization of intangible assets of $9.0 million, depreciation expense of $2.0 million, and stock-based compensation expense of $1.4 million, G&A expenses were $70.7 million (24.9% of revenue). For the nine months ended July 31, 2024, excluding amortization of intangible assets of $11.5 million, depreciation expense of $1.7 million, stock-based compensation expense of $1.9 million and non-recurring charges of $4.1 million which include $3.5 million related to the sales tax court ruling, G&A expenses were $70.3 million (22.4% of revenue).

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the nine months ended July 31, 2025 was $23.2 million, up $3.5 million from $19.7 million in the nine months ended July 31, 2024. The increase was primarily attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $4.9 million. This was slightly offset by a reduction of interest expense from our ABL facility of $1.2 million as compared to the same period a year ago.

Debt extinguishment costs. On January 31, 2025, we closed on our private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 and repaid all outstanding indebtedness under our then-existing senior notes due 2026. The $1.4 million in debt extinguishment costs incurred for the nine months ended July 31, 2025, relate to the write-off of all unamortized deferred debt issuance costs that were related to the 2026 Notes. There were no debt extinguishment costs for the nine months ended July 31, 2024.

Income tax expense

Income tax expense. For the nine months ended July 31, 2025 and 2024 the Company’s effective tax rate was 21.8% and 38.5%, respectively. The comparability of effective tax rates between both periods was primarily impacted by excess tax deficiencies from share-based compensation in fiscal 2024.

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

The Company recast segment results for the three and nine months ended July 31, 2024 are below:

	Three Months Ended July 31, 2024				Nine Months Ended July 31, 2024
(in thousands)	Consolidated	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.K. Operations	Consolidated	U.S. Concrete Pumping	U.S. Concrete Waste Management Services	U.K. Operations
As Previously Reported
Net income (loss)	$7,560	$3,535	$3,120	$905	$6,780	$(4,309)	$8,526	$2,433
Interest expense and amortization of deferred financing costs	6,318	5,585	-	733	19,744	17,577	-	2,167
EBITDA	31,450	20,156	7,313	3,981	73,601	43,216	18,881	11,374
Stock-based compensation	644	644	-	-	1,917	1,917	-	-
Other expense (income), net	(276)	(252)	(3)	(21)	(360)	(279)	(10)	(71)
Other Adjustments	(180)	(439)	-	268	3,439	3,229	-	264
Adjusted EBITDA	31,638	20,100	7,310	4,228	78,467	48,029	18,871	11,567

Recast Adjustment
Net income (loss)	$-	$1,419	$(1,419)	$-	$-	$6,997	$(6,997)	$-
Interest expense and amortization of deferred financing costs	(57)	(1,497)	1,488	(48)	(147)	(4,865)	4,811	(93)
EBITDA	(57)	(78)	69	(48)	(147)	2,132	(2,186)	(93)
Stock-based compensation	-	(170)	170	-	-	(520)	520	-
Other expense (income), net	-	62	(62)	-	-	65	(65)	-
Other Adjustments	57	332	(332)	48	147	(442)	442	93
Adjusted EBITDA	-	155	(155)	-	-	1,289	(1,289)	-

Current Report as Recast
Net income (loss)	$7,560	$4,954	$1,701	$905	$6,780	$2,688	$1,529	$2,433
Interest expense and amortization of deferred financing costs, net of interest income	6,261	4,088	1,488	685	19,597	12,712	4,811	2,074
EBITDA	31,393	20,078	7,382	3,933	73,454	45,348	16,695	11,281
Stock-based compensation	644	474	170	-	1,917	1,397	520	-
Other expense (income), net	(276)	(190)	(65)	(21)	(360)	(214)	(75)	(71)
Other Adjustments	(123)	(107)	(332)	316	3,586	2,787	442	357
Adjusted EBITDA	31,638	20,255	7,155	4,228	78,467	49,318	17,582	11,567

	Net Income
	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$1,625	$4,954	$(3,329)	(67.2)%
U.S. Concrete Waste Management Services	1,391	1,701	(310)	(18.2)%
U.K. Operations	683	905	(222)	(24.5)%
Total	$3,699	$7,560	$(3,861)	(51.1)%

	Adjusted EBITDA
	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$15,604	$20,255	$(4,651)	(23.0)%
U.S. Concrete Waste Management Services	7,371	7,155	216	3.0%
U.K. Operations	3,868	4,228	(360)	(8.5)%
Total	$26,843	$31,638	$(4,795)	(15.2)%

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $1.6 million for the third quarter of fiscal 2025 compared to a net income of $5.0 million for the third quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $15.6 million for the third quarter of fiscal 2025, down $4.7 million from $20.3 million for the same period in fiscal 2024. The decrease in net income was primarily driven by the decrease in revenue and an increase in interest expense and amortization of deferred financing costs of $1.0 million as discussed above. The decrease in adjusted EBITDA was primarily related to the decrease in revenue volume as discussed above.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $1.4 million for the third quarter of fiscal 2025 compared to a net income of $1.7 million for the third quarter of fiscal 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $7.4 million for the third quarter of fiscal 2025, up $0.2 million from $7.2 million for the same period in fiscal 2024. The slight increase in adjusted EBITDA was primarily attributable to the improved year-over-year revenue and disciplined cost control.

U.K. Operations. Net income for our U.K. Operations segment was $0.7 million for the third quarter of fiscal 2025 compared to net income of $0.9 million for the third quarter of fiscal 2024. Adjusted EBITDA for our U.K. Operations segment was $3.9 million for the third quarter of fiscal 2025, down $0.4 million from $4.2 million from the same period in fiscal 2024. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily related to the decrease in revenue as discussed above.

	Net Income (Loss)
	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$(3,056)	$2,688	$(5,744)	*
U.S. Concrete Waste Management Services	2,817	1,529	1,288	84.2%
U.K. Operations	1,295	2,433	(1,138)	(46.8)%
Other	-	130	(130)	*
Total	$1,056	$6,780	$(5,724)	(84.4)%
*Change is not meaningful

	Adjusted EBITDA
	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$37,395	$49,318	$(11,923)	(24.2)%
U.S. Concrete Waste Management Services	19,081	17,582	1,499	8.5%
U.K. Operations	9,875	11,567	(1,692)	(14.6)%
Total	$66,351	$78,467	$(12,116)	(15.4)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $3.1 million for the nine months ended July 31, 2025 compared to net income of $2.7 million for the nine months ended July 31, 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $37.4 million for the nine months ended July 31, 2025, down $11.9 million from $49.3 million for the same period in fiscal 2024. These decreases were largely driven by the revenue decline as discussed above, while the impact on net loss was also impacted by the non-recurring $3.5 million sales tax litigation-related charge incurred in fiscal 2024, the loss on debt extinguishment of $0.9 million in the first quarter of 2025 and an increase in interest expense and amortization of deferred financing costs of $1.4 million.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $2.8 million for the nine months ended July 31, 2025 compared to a net income of $1.5 million for the nine months ended July 31, 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $19.1 million for the nine months ended July 31, 2025, up $1.5 million from $17.6 million for the same period in fiscal 2024. The increases in net income and adjusted EBITDA were primarily attributable to the improved year-over-year revenue and disciplined cost control, while the impact on net income was also impacted by a decrease in tax expense of $2.0 million.

U.K. Operations. Net income for our U.K. Operations segment was $1.3 million for the nine months ended July 31, 2025 compared to net income of $2.4 million for the nine months ended July 31, 2024. Adjusted EBITDA for our U.K. Operations segment was $9.9 million for the nine months ended July 31, 2025, down $1.7 million from $11.6 million from the same period in fiscal 2024. Excluding the impact from foreign currency translation, the decreases in net income and adjusted EBITDA were primarily related to the decrease in revenue as described above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of July 31, 2025, we had $41.0 million of cash and cash equivalents and $317.0 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $358.0 million.

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

Our working capital surplus as of July 31, 2025 was $48.4 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the nine months ended July 31, 2025 and 2024 were approximately $34.2 million and $37.5 million, respectively. See "Cash Flow" discussion below for more information.

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

Dividends

During the nine months ended July 31, 2025, we paid a special cash dividend of $1.00 per share, totaling $53.1 million. The dividend was funded with cash on hand and net proceeds from our new 2032 Notes (as defined below). The declaration of dividends on our common stock is discretionary and will be determined by our Board of Directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors.

Future Contractual Obligations

For information regarding our future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company’s debt balances as of July 31, 2025 and October 31, 2024:

			July 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,371)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,629	$373,260

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

There was no outstanding balance under the ABL Facility as of July 31, 2025 and as of that date, the Company was in compliance with all debt covenants. In addition, as of July 31, 2025, the Company had $1.1 million in credit line reserves and a letter of credit balance of $16.2 million. As of July 31, 2025, we had $317.0 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.2 million as of July 31, 2025.

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

Net cash provided by operating activities during the nine months ended July 31, 2025 was $49.9 million. The Company had net income of $1.1 million, which included net non-cash expense items of $47.0 million. In addition, we had cash inflows related to a decrease in our working capital of $1.8 million. Cash inflows related to working capital activity include an increase in other operating liabilities of $6.4 million and a decrease in receivables of $4.4 million, partially offset by an increase to other operating assets of $7.0 million, an increase to inventory of $1.4 million and a decrease to accounts payable of $0.6 million. The increase in other operating liabilities is primarily related to the timing of our periodic senior notes interest payments. The decrease in receivables is due to decreases in sales volumes during the nine months ended July 31, 2025. The increase in other operating assets is due to the timing of our annual commercial insurance premium payments. The increase in inventory was driven by increased inventory levels. The decrease in accounts payable is driven by the general timing of invoices.

Net cash provided by operating activities during the nine months ended July 31, 2024 was $64.5 million. The Company had net income of $6.8 million, which included net non-cash expense items of $50.3 million. In addition, we had cash inflows related to a decrease in our working capital of $7.4 million. Cash inflows related to working capital activity include a decrease in receivables of $7.2 million, an increase in other operating liabilities of $2.1 million and a decrease in inventory of $0.3 million. These were offset by a decrease of $1.7 million in accounts payable and an increase in other operating assets of $0.6 million. The decrease in receivables is due to decreases in sales volumes during the nine months ended July 31, 2024. The decrease in accounts payable is driven by a change in timing of invoices.

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $28.2 million to fund investing activities during the nine months ended July 31, 2025. The Company used $34.2 million for the purchase of property, plant and equipment, which was partially offset by $6.0 million in proceeds from the sale of property, plant and equipment.

We used $30.0 million to fund investing activities during the nine months ended July 31, 2024. The Company used $37.5 million for the purchase of property, plant and equipment, which was partially offset by $7.5 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities.

Net cash used in financing activities was $23.8 million for the nine months ended July 31, 2025. Cash used in financing activities included $375.0 million in payments for the extinguishment of the 2026 Notes, $53.1 million in dividends paid, $8.2 million in debt issuance costs paid related to the 2032 Notes and $12.3 million in purchase of treasury stock, which included $11.7 million purchased under the share repurchase program and $0.6 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities. These cash outflows were partially offset by $425.0 million in proceeds from the issuance of the 2032 Notes.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Consolidated
Net income	$3,699	$7,560	$1,056	$6,780
Interest expense and amortization of deferred financing costs, net of interest income	8,126	6,261	22,222	19,597
Income tax expense	1,333	3,081	295	4,250
Depreciation and amortization	13,638	14,491	40,422	42,827
EBITDA	26,796	31,393	63,995	73,454
Loss on debt extinguishment	-	-	1,392	-
Stock-based compensation	526	644	1,431	1,917
Change in fair value of warrant liabilities	-	-	-	(130)
Other income, net	(228)	(276)	(290)	(360)
Other adjustments(1)	(251)	(123)	(177)	3,586
Adjusted EBITDA	$26,843	$31,638	$66,351	$78,467

U.S. Concrete Pumping
Net income (loss)	$1,625	$4,954	$(3,056)	$2,688
Interest expense and amortization of deferred financing costs, net of interest income	5,005	4,088	13,527	12,712
Income tax expense (benefit)	(133)	1,162	(1,795)	(426)
Depreciation and amortization	9,145	9,874	27,226	30,374
EBITDA	15,642	20,078	35,902	45,348
Loss on debt extinguishment		-	862	-
Stock-based compensation	359	474	968	1,397
Other income, net	(144)	(190)	(161)	(214)
Other adjustments(1)	(253)	(107)	(176)	2,787
Adjusted EBITDA	$15,604	$20,255	$37,395	$49,318

U.S. Concrete Waste Management Services
Net income	$1,391	$1,701	$2,817	$1,529
Interest expense and amortization of deferred financing costs, net of interest income	2,354	1,488	6,495	4,811
Income tax expense	1,029	1,483	1,444	3,466
Depreciation and amortization	2,501	2,710	7,428	6,889
EBITDA	7,275	7,382	18,184	16,695
Loss on debt extinguishment		-	530	-
Stock-based compensation	167	170	463	520
Other income, net	(71)	(65)	(86)	(75)
Other adjustments	-	(332)	(10)	442
Adjusted EBITDA	$7,371	$7,155	$19,081	$17,582

U.K. Operations
Net income	$683	$905	$1,295	$2,433
Interest expense and amortization of deferred financing costs, net of interest income	767	685	2,200	2,074
Income tax expense	437	436	646	1,210
Depreciation and amortization	1,992	1,907	5,768	5,564
EBITDA	3,879	3,933	9,909	11,281
Other income, net	(13)	(21)	(43)	(71)
Other adjustments	2	316	9	357
Adjusted EBITDA	$3,868	$4,228	$9,875	$11,567

Other
Net income	$-	$-	$-	$130
EBITDA	-	-	-	130
Change in fair value of warrant liabilities	-	-	-	(130)
Adjusted EBITDA	$-	$-	$-	$-

[1] Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses and transaction expenses. For the nine months ended July 31, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation. See Note 14 in Part I, Item 1 of this report for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the nine months ended July 31, 2025 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of July 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of 2025, under our share repurchase program, we repurchased an aggregate of 592,655 shares of our common stock for a total of $3.8 million at an average price of $6.40 per share. The following table reflects issuer purchases of equity securities for the three months ended July 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1,3)
May 1, 2025 - May 31, 2025	104,565	$6.40	104,565	$8.5
June 1, 2025 - June 30, 2025	276,283	6.14	276,283	21.8
July 1, 2025 - July 31, 2025	211,807	6.75	211,807	20.4
Total	592,655	$6.40	592,655	$20.4
(1)	Excludes commission cost and any applicable excise taxes incurred on share repurchases.
(2)	From June 2022 through April 2025, the board of directors of the Company has approved (through various resolutions) an aggregate authorization of $35.0 million for the Company’s share repurchase program. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program from March 31, 2025 to December 31, 2026, which was announced March 11, 2025. Further, in June 2025, the board of directors of the Company approved an authorization of $15.0 million increase for the Company’s share repurchase program, which was announced June 5, 2025. This brings the total share repurchase program authorizations to $50.0 million.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the quarter covered by this Quarterly Report on Form 10-Q.

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

Dated: September 4, 2025