Form 10-K
period 2025-10-31
Concrete Pumping Holdings, Inc.
filed 2026-01-13
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant was $134,454,780 based upon the market price of $6.00 per share on April 30, 2025. As of January 8, 2026, 50,855,405 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

Concrete Pumping Holdings, Inc.

ANNUAL REPORT ON FORM 10-K

For the year ended October 31, 2025

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

Concrete pumping is a highly specialized method of concrete placement that requires skilled operators to position a truck-mounted, fully-articulating boom for precise delivery of ready-mix concrete from mixer trucks to placing crews on a construction job site. In addition, given the rising awareness of environmental factors, proper concrete washout handling is an important area of focus for our Company. We believe that our large fleet of specialized pumping equipment, washout pans and trucks, and highly-trained operators enable us to be the trusted provider of concrete placement and concrete waste management solutions to our customers. We deliver and facilitate substantial labor cost savings, shortened concrete placement times, enhanced worksite safety, and efficient concrete washout containment, and thereby help improve the overall quality of construction projects. As of October 31, 2025, we operated a fleet of approximately 1,520 units of equipment, with approximately 1,530 employees and approximately 150 locations globally.

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

As of October 31, 2025, we estimate our share of the concrete pumping market to be approximately 17% in the U.S. and approximately 30% in the U.K., based on fleet size. In the U.S. and U.K. markets, we serve a large and diverse customer base and as of October 31, 2025, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 25 years.

Segments

We operate through the following reportable segments:

U.S. Concrete Pumping: Our U.S. concrete pumping services segment represented 66% of our total revenue for the year ended October 31, 2025, and services from this segment are primarily provided under our Brundage-Bone brand, which as of October 31, 2025, operated a total fleet of approximately 1,000 equipment units from a diversified footprint of approximately 95 locations across 23 states. We provide operated concrete pumping services, for which customers are billed on a negotiated time and volume basis based on the duration of the job and yards of concrete pumped. Additional charges (such as a fuel surcharge and travel costs) are frequently added based on specific project requirements. Typically, we send a single operator with each concrete pump. We do not take ownership of the concrete and thus have minimal inventory or product liability risk. We typically do not engage in fixed-bid work or have surety bonding requirements and operate a daily fee-based revenue model regardless of overall construction project completion.

U.S. Concrete Waste Management Services: Our U.S. concrete waste management services segment represented 19% of our total revenue for the year ended October 31, 2025. Operating under our Eco-Pan brand, with approximately 150 trucks and over 12,000 custom metal pans or containers for construction sites from 22 locations in the U.S. as of October 31, 2025, we are a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. We charge a fixed fee that includes (1) the round-trip delivery and pickup of watertight pans / containers, (2) environmental disposal of concrete washout and (3) a specified number of days the pans / containers can be used for. This provides a turnkey solution to the customer compared to the alternatives of bagging the waste concrete, pouring it into an on-site lined pit, or disposing of it into trash dumpsters and arranging for a pick-up. To the extent that the pans or containers are held at the job site for an extended number of days or irregular waste is found in the pan, we charge incremental fees. Our trucks are designed to allow for the pick-up and re-delivery of multiple pans, leading to significant incremental efficiencies as route densities increase.

U.K. Operations: Our U.K. operations segment represented 15% of our total revenue for the year ended October 31, 2025, and consisted of concrete pumping and concrete waste management services. Our concrete pumping services are primarily provided through either our Camfaud brand (operated pumping services) or our Premier Concrete Pumping brand (rental of pumping equipment without an operator). Mobile equipment is charged to customers under a minimum hire rate, which is typically five to eight hours. Our concrete pumping business in the U.K. is comprised of a fleet of approximately 370 equipment units that are serviced from approximately 35 locations as of October 31, 2025. In addition, the results of our concrete waste management operations under our Eco-Pan brand name in the U.K. are included in this segment. Our Eco-Pan business in the U.K. is operated from a shared Camfaud location as of October 31, 2025. We bill our customers for our Eco-Pan services in the same manner as our U.S. Eco-Pan services.

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

Equipment

Our fleet is operated by approximately 880 experienced employees as of October 31, 2025, each of whom is required to complete rigorous training and safety programs. In addition, we have approximately 130 skilled mechanics who perform in-house equipment servicing. As of October 31, 2025, we owned 100% of our fleet consisting of approximately 850 boom pumps, ranging in size from 20 to 66 meters, 90 placing booms, 25 telebelts, 405 stationary pumps and other units of equipment, and 150 concrete waste management trucks. As of October 31, 2025, the average age of our fleet was approximately 8 years old and most of our equipment had useful lives of 10 to 25 years.

Customers

We serve a base of more than 16,000 customers (often with several projects per customer) across the U.S. and the U.K. and have an approximate 90% customer retention rate based on our top 500 customers and an approximate 100% customer retention rate of our top 100 customers as of October 31, 2025. In addition, as of October 31, 2025, our top ten customers represented less than 10% of our total revenue and had an average tenure of more than 25 years. Our customer composition is largely dependent on geographic location and general economic and construction market trends within individual operating markets. We actively monitor regional trends and target customers in fast-growing markets through our extensive geographic footprint and knowledge of the local construction markets in each region in which we operate.

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

Employees

As of October 31, 2025, we had approximately 1,530 employees across the U.S. and the U.K., of which approximately 1,010 are highly-skilled equipment operators and mechanics, approximately 200 are managers, approximately 40 are in sales, and approximately 60 are dispatchers. The remaining employees include administrative support, corporate functions, and laborers. Our pump operators have an average tenure of approximately five years. Additionally, our regional managers have, on average, approximately 30 years of experience in the concrete pumping industry. We maintain a highly sophisticated, industry recognized training program, which ensures all operators can meet the requirements of any project. Pumping operators are trained in concrete pumping, concrete waste management operators are trained in the delivery and pick up of pans and containers and all operators are trained in basic mechanical repair, while shop managers are trained in inspection and maintenance of all critical truck systems.

Approximately 100 employees in CPH’s workforce are unionized across California, Oregon and Washington. These individuals are represented by the International Union of Operating Engineers ("IUOE") under three separate collective bargaining agreements. We have historically maintained favorable relations with the IUOE and have not experienced any significant disputes, disagreements, strikes or work stoppages.

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

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), available free of charge on our website as soon as reasonably practicable after we file or furnish the materials electronically with the Securities and Exchange Commission ("SEC"). To obtain any of this information, go to our investor relations website, https://ir.concretepumpingholdings.com, and select "SEC Filings". Our investor relations website includes our Code of Business Conduct and Ethics and charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may also be obtained, free of charge, at https://ir.concretepumpingholdings.com (select "Governance").

Item 1A. Risk Factors

Risks Related to the Company’s Business and Operations

Our business is cyclical in nature and a slowdown in economic activity, especially as it pertains to construction spending, has in the past and could in the future negatively impact our financial results.

Substantially all of our customer base comes from the commercial, infrastructure and residential construction markets. Global economic challenges including inflation, persistently high interest rates, increased fuel costs, supply-chain disruptions, uncertainty surrounding tariffs and adverse labor market conditions have caused macroeconomic uncertainty and volatility in markets where we operate, and as a result of these challenges, (1) we have experienced negative impacts to our gross margins where we have not been able to fully pass these cost increase factors on to our customers and (2) some of our customers’ projects have been delayed or cancelled. Any further worsening of economic conditions or a decrease in construction expenditures and/or investments could cause weakness in our end markets, cause declines in construction and industrial activity, and materially adversely affect our revenue and operating results.

The following factors, among others, have and may continue to cause weakness in our end markets, either temporarily or long-term:

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

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, extreme hot and cold weather, snow, and heavy or sustained rainfall, have in the past and could in the future reduce construction activity, restrict the demand for our products and services, and impede our ability to deliver and pump concrete efficiently or at all. In addition, during periods of extended adverse weather or other operational delays, we may elect to continue to pay certain hourly employees to maintain our workforce, which may adversely impact our results of operations. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events have in the past and could in the future adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Our revenue and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors that have in the past and may in the future cause our revenue and operating results to vary:

●	seasonal weather patterns in the construction industry on which we rely, with activity tending to be lowest in the winter and spring;
●	the timing of expenditures for maintaining existing equipment, acquiring new equipment and disposing of used equipment;
●	changes in demand for our services or the prices we charge due to changes in economic conditions, competition or other factors;
●	changes in the interest rates applicable to our variable rate debt, and the overall level of our debt;
●	fluctuations in fuel costs;
●	general economic conditions in the markets where we operate;
●	the cyclical nature of our customers’ businesses;
●	price changes in response to competitive factors;
●	other cost fluctuations, such as costs for employee-related compensation and benefits;
●	labor shortages, work stoppages or other labor difficulties and labor issues in trades on which our business may be dependent in particular regions;
●	potential enactment of new legislation affecting our operations or labor relations;
●	an oversaturation of fleet equipment in the industry;
●	timing of acquisitions and new branch openings and related costs;
●	possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
●	changes in the exchange rate between the U.S. dollar ("USD") and Great British pound sterling ("GBP");
●	potential increased demand from our customers to develop and provide new technological services in our business to meet changing customer preferences;
●	our ability to control costs and maintain quality;
●	our effectiveness in integrating new locations and acquisitions; and
●	possible write-offs or exceptional charges due to changes in applicable accounting standards, reorganizations or restructurings, obsolete or damaged equipment or the refinancing of our existing debt.

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

As our equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time or amount of use, will likely increase. We estimate that our fleet assets generally will have a useful life of up to 25 years depending on the size of the machine, hours in service, yardage pumped, and, in certain instances, other circumstances unique to an asset. We manage our fleet of equipment according to the wear and tear that a specific machine or type of equipment is expected to experience over its useful life. As of October 31, 2025, the average age of our concrete pumping equipment was approximately eight years. If the average age of our equipment increases, whether as a result of our inability to access sufficient capital to maintain or replace equipment in a timely manner or otherwise, our investment in the maintenance, parts and repair for individual pieces of equipment may exceed the book value or replacement value of that equipment. We cannot provide assurance that costs of maintenance will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our equipment ages, it may become less attractive to potential customers, thus decreasing our ability to effectively compete for new business.

The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

The cost of new equipment for use in our concrete pumping fleet has increased and could further increase due to increased material costs to our suppliers, regulatory requirements (such as the EPA 2027 Emissions Rule) or other factors beyond our control, such as increased tariffs. Such increases could materially adversely impact our financial condition, results of operations and cash flows in future periods. Furthermore, changes in technology or customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

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

We continuously evaluate our fleet of equipment as we seek to optimize our vehicle size and capabilities for our end markets in multiple locations. We therefore seek to sell used equipment on a regular basis. The market value of any given piece of equipment could be less than its depreciated value at the time it is sold. The market value of used equipment depends on several factors, including:

●	the market price for comparable new equipment;
●	the time of year that it is sold;
●	the supply of similar used equipment on the market;
●	the existence and capacities of different sales outlets;
●	the age of the equipment, and the amount of usage of such equipment relative to its age, at the time it is sold;
●	worldwide and domestic demand for used equipment;
●	the effect of advances and changes in technology and emission controls in new equipment models;
●	changing perception of residual value of used equipment by the Company’s suppliers; and
●	general economic conditions.

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

At October 31, 2025, we had remaining recorded goodwill of $223.6 million related to multiple acquisitions.

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

For example, there is concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increased governmental and societal attention to environmental, social, and governance matters, particularly in the U.K., including mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs, the environment in which we do business and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

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

As of October 31, 2025, approximately 100 of our employees in the United States (but none of our employees in the United Kingdom) were represented by unions or covered by collective bargaining agreements. The states in which our employees are represented by unions or covered by collective bargaining agreements are California, Washington and Oregon. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our locations could have a material adverse effect on our business, financial condition or results of operations. A slowdown or work stoppage that lasts for a significant period of time could cause lost revenues and increased costs and could adversely affect our ability to meet our customers’ needs.

Furthermore, our labor costs have in the past and could in the future increase as a result of the settlement of actual or threatened labor disputes. In addition, our collective bargaining agreement with our union in California was renewed as of July 1, 2025 and is effective through June 30, 2028. It will continue on a year-to-year basis thereafter unless parties provide advance written notice to change, amend, modify, or terminate the Agreement. Our collective bargaining agreement with our union in Oregon was renewed as of January 1, 2025 and is effective through December 31, 2027. Our collective bargaining agreement with our union in Washington expires in 2037. We cannot assure you that renegotiation of these agreements will be successful or will not result in adverse economic terms or work stoppages or slowdowns.

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

As of October 31, 2025, we had $425.0 million of indebtedness outstanding, consisting of $425.0 million for our fixed 7.500% senior secured second lien notes due 2032 (the "Senior Notes"), in addition to $315.1 million of availability under our ABL Facility. From May 31, 2023 and through September 6, 2024, borrowings in U.S. Dollars bore interest at (1) the secured overnight financing rate ("SOFR") rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. After September 6, 2024 borrowings in U.S. Dollars bear interest at, (1) the SOFR rate (subject to a 0.00% floor), plus an applicable margin equal to 2.50% per annum that is fixed until September 30, 2025, after which point the margin will stepdown to 2.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of $350.0 million (the "Maximum Revolver Amount"), and will further stepdown to 2.00% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount, or (2) as related to all other loans, the base rate (subject to a 0.00% floor), plus an applicable margin equal to 1.50% per annum that is fixed until September 30, 2025, which will stepdown to 1.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 1.00% per annum if the quarterly average excess availability is greater than or equal to 66.6% of the Maximum Revolver Amount. From May 31, 2023 and through September 6, 2024, borrowings in GBP bore interest at the sterling overnight indexed average ("SONIA") rate plus an applicable margin equal to 2.2826%. After September 6, 2024, borrowings in GBP bear interest at the SONIA rate (subject to a 0.00% floor), plus an applicable margin equal to 2.53% per annum that is fixed until September 30, 2025, after which point there will be a stepdown to 2.28% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 2.03% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount. The ABL Facility matures the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable.

Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

●	increased vulnerability to general adverse economic and industry conditions;
●	interest rate risk as our ABL Facility is subject to variable rates based on SOFR and SONIA rates. A rise in interest rates, would increase our debt service obligations and could materially and adversely affect our financial condition, cash flows, and results of operations;
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

As of October 31, 2025, CFLL Holdings, LLC owns 15,477,138 shares, or 30% of outstanding shares of common stock and BBCP Investors, LLC owns 11,005,275 shares, or 22% of our outstanding shares of our common stock. These shares are registered for resale and are not subject to any contractual restrictions on transfer. The sale of some or all of these shares by these investors could put downward pressure on the market price of our common stock, and the ownership of significant shareholders has in the past contributed to our low trading volumes, as further described under the risk factor above titled "Shares of our common stock have been thinly traded in the past.".

In addition, shares of our common stock granted or reserved for future issuance under our Omnibus Incentive Plan become eligible for sale in the public market once those shares are issued, subject to provisions in various vesting agreements and Rule 144, as applicable. Following amendments to our 2018 Omnibus Incentive Plan on October 29, 2020 and April 25, 2023, a total of 6.3 million shares of common stock were reserved for issuance under our 2018 Omnibus Incentive Plan, of which 2.7 million shares of common stock remain available for future issuance as of October 31, 2025.

We may not continue to repurchase our common stock pursuant to our share repurchase program, and any such repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

Although our Board has approved a share repurchase program which we have utilized in the past, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could reduce our available liquidity, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, the Internal Revenue Service implemented a nondeductible excise tax equal to 1% of the fair market value of certain corporate share repurchases which may diminish its attraction to deliver returns to stockholders. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Governance

The Company’s Director of IT reports to our CFO and leads the Information Technology team (collectively "the IT Security Team"). The IT Security Team is responsible for the strategic oversight of cybersecurity risk management and strategy including the identification and assessment of cybersecurity threats and incidents. Periodically, they are also responsible, alongside the CFO and senior management, to keep the Audit Committee of the Board of Directors informed and briefed with respect to cybersecurity risks and incidents. Our Director of IT has extensive experience of over 20 years in various IT roles across a range of cyber technologies, processes and strategies and is supported by the IT Security Team and the wider IT team, including the IT Security Manager, to support the Company’s cyber risk management processes, including the prevention, detection and mitigation of cybersecurity threats and incidents, and any required response to and remediation of such cybersecurity threats or incidents.

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

Item 2. Properties

Our corporate office is located at 500 E. 84th Avenue, Suite A-5, Thornton, CO 80229, where we lease approximately 13,415 square feet of office space in the building. We operate from a base of approximately 95 locations in 23 states in the U.S. and 35 locations in the U.K. as of October 31, 2025. We own 16 of our locations in the U.S and 1 location in the U.K. We lease all remaining U.S locations and all of our locations in the U.K. Certain facilities are shared between Brundage-Bone and Eco-Pan and certain locations operate without a formal lease. We believe that our properties are suitable for our current operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on Nasdaq under the symbol "BBCP". As of January 8, 2026, there were 13 holders of record of shares of our common stock. A substantially greater number of holders of common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividend Policy

During the twelve months ended October 31, 2025, we paid a special cash dividend of $1.00 per share, totaling an aggregate of $53.1 million. The dividend was funded with cash on hand and net proceeds from our new 2032 Notes (as defined in Item 7 below). Any declaration of future dividends on our common stock is discretionary and will be determined by our Board of Directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors. It is the present intention of the Company to retain any earnings for investment in its business operations or share repurchase activity (see below) and, accordingly, the Company does not currently anticipate the Board declaring any dividends.

Issuer Purchases of Equity Securities

During the fourth quarter of 2025, we repurchased an aggregate of 274,401 shares of our common stock under our publicly announced share repurchase program for a total of $1.8 million at an average price of $6.73 per share. The following table reflects issuer purchases of equity securities for the three months ended October 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1,3)
August 1, 2025 - August 31, 2025	72,512	$6.86	72,512	$19.9
September 1, 2025 - September 30, 2025	34,813	6.93	34,813	19.6
October 1, 2025 - October 31, 2025	167,076	6.63	167,076	18.5
Total	274,401	$6.73	274,401	$18.5
(1)	Excludes commission cost and any applicable excise taxes incurred on share repurchases.
(2)	From June 2022 through April 2025, the board of directors of the Company has approved (through various resolutions) an aggregate authorization of $35.0 million for the Company’s share repurchase program. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program from March 31, 2025 to December 31, 2026, which was announced March 11, 2025. Further, in June 2025, the board of directors of the Company approved an authorization of $15.0 million increase for the Company’s share repurchase program, which was announced June 5, 2025. This brings the total share repurchase program authorizations to $50.0 million.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the period.

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

The Company’s sales are historically seasonal, with lower revenue in the first half and higher revenue in the second half of each fiscal year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from quarter to quarter and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the U.S. Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment primarily consists of our Brundage-Bone business which has approximately 95 branch locations across 23 states with their corporate headquarters in Thornton, Colorado.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses pans and roll-off containers specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 22 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

2025 Senior Notes

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company, closed its private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 (the "2032 Notes"), issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture"). The 2032 Notes were issued at par and bear interest at a fixed rate of 7.500% per annum. The Issuer’s obligations under the 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). See Note 7 in Item 8 Financial Statements and Supplementary Data for more information on the 2032 Notes.

Results of Operations

Management's discussion and analysis for our results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described. The tables included in the period-to-period comparisons below provide summaries of our revenues, gross profits and net income for our business segments for the years ended October 31, 2025 and 2024.

Twelve Months Ended October 31, 2025 and 2024

Revenue

	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Revenue
U.S. Concrete Pumping	$260,454	$291,017	$(30,563)	(10.5)%
U.S. Concrete Waste Management Services(1)	75,416	70,900	4,516	6.4%
U.K. Operations	56,997	63,955	(6,958)	(10.9)%
Total revenue	$392,867	$425,872	$(33,005)	(7.7)%

(1) For the year ended October 31, 2025 and 2024, intersegment revenue of $0.6 million and $0.4 million, respectively, is excluded.

Total revenue. Total revenues were $392.9 million for the twelve months ended October 31, 2025, compared to $425.9 million for the twelve months ended October 31, 2024. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment decreased by 10.5%, or $30.6 million, from $291.0 million in the twelve months ended October 31, 2024 to $260.5 million for the twelve months ended October 31, 2025. The change is attributable to a decrease in volumes, driven mostly by (1) a continued slowdown in commercial and residential construction demand, due to high interest rates and economic uncertainty around extensions of U.S. tax policy and (2) significant disruptive weather events across the U.S. throughout the year. Further, while we have not been directly impacted by tariffs, the added uncertainly surrounding tariffs has contributed to the deferral of certain commercial construction projects.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment increased by 6.4%, or $4.5 million, from $70.9 million in the twelve months ended October 31, 2024 to $75.4 million for the twelve months ended October 31, 2025. The increase in revenue was driven by organic volume growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 10.9%, or $7.0 million, from $64.0 million in the twelve months ended October 31, 2024 to $57.0 million for the twelve months ended October 31, 2025. Excluding the impact from foreign currency translation, revenue was down 13.2% year-over-year, due to lower volumes caused by a slowdown in commercial construction demand.

Gross Profit and Gross Margin

	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
Gross Profit and Gross Margin
Gross Profit	$151,116	$165,834	$(14,718)	(8.9)%
Gross Margin	38.5%	38.9%

Gross margin. Our gross margin for the year ended October 31, 2025 was 38.5% compared to 38.9% for the year ended October 31, 2024.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the twelve months ended October 31, 2025 were $109.6 million, a decrease of $6.9 million from $116.5 million in the twelve months ended October 31, 2024. G&A expenses as a percentage of revenue were 27.9% for fiscal 2025 compared to 27.4% for the same period a year ago. The decrease in G&A expenses was largely due to (1) the non-recurring $3.5 million sales tax litigation-related charge in the first quarter of 2024 as a result of an adverse court ruling related to sales tax in Washington State, as further described in Note 18 in Part II. Item 8 of this Annual Report, (2) a decrease in labor costs of $3.4 million as a result of reduced headcount and (3) a non-cash decrease in amortization expense of $3.3 million. These items were partially offset by (4) a decrease in foreign currency gains of $1.2 million, (5) a decrease in gain on asset sales of $1.3 million and (6) higher bank fees of $0.7 million.

For the twelve months ended October 31, 2025, excluding amortization of intangible assets of $11.8 million, depreciation expense of $2.5 million and stock-based compensation expense of $2.0 million, G&A expenses were $93.3 million (23.7% of revenue). For the twelve months ended October 31, 2024, excluding amortization of intangible assets of $15.1 million, depreciation expense of $2.3 million, stock-based compensation expense of $2.4 million and non-recurring charges of $4.1 million which include $3.5 million related to the Washington State sales tax court ruling, G&A expenses were $92.6 million (21.7% of revenue). The increase was primarily due to the decrease in foreign currency gain and gain on asset sales as discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the year ended October 31, 2025 was $31.6 million, an increase of $5.7 million from $25.9 million for the year ended October 31, 2024. The increase was primarily attributable to the refinancing of our Senior Notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $7.2 million. This was partially offset by a reduction of interest expense from our ABL facility of $1.2 million as compared to the same period a year ago.

Debt extinguishment costs. On January 31, 2025, we closed on our private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 and repaid all outstanding indebtedness under our then-existing Senior Notes due 2026 (the "2026 Notes"). The $1.4 million in debt extinguishment costs incurred for the twelve months ended October 31, 2025 relate to the write-off of all unamortized deferred debt issuance costs that were related to the 2026 Notes. There were no debt extinguishment costs for the twelve months ended October 31, 2024.

Income tax expense

Income tax expense. For the years ended October 31, 2025 and 2024, the Company’s effective tax rate was 36.6% and 33.3%, respectively. The higher effective tax rate in fiscal 2025 was due to the more pronounced impact from certain permanent differences on a lower pretax income basis while for fiscal 2024 was also impacted by excess tax deficiencies from share-based compensation.

Net Income and Adjusted EBITDA Results

During the first quarter of fiscal year 2025, the Company updated its methodology in which the Company allocates its corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. The Company recast segment results for the twelve months ended October 31, 2024 are below:

	Year Ended October 31, 2024
(in thousands)	U.S. Concrete Pumping	U.S. Concrete Waste Management Services
As Previously Reported
Net income (loss)	$(2,315)	$14,241
Interest expense and amortization of deferred financing costs	22,823	-
EBITDA	62,358	28,040
Stock-based compensation	2,394	-
Other expense (income), net	(300)	(20)
Other Adjustments	2,912	-
Adjusted EBITDA	67,364	28,020

Recast Adjustment
Net income (loss)	$8,781	$(8,781)
Interest expense and amortization of deferred financing costs	(6,363)	6,363
EBITDA	2,418	(2,418)
Stock-based compensation	(656)	656
Other expense (income), net	65	(65)
Other Adjustments	(127)	127
Adjusted EBITDA	1,700	(1,700)

Current Report as Recast
Net income (loss)	$6,466	$5,460
Interest expense and amortization of deferred financing costs, net of interest income	16,460	6,363
EBITDA	64,776	25,622
Stock-based compensation	1,738	656
Other expense (income), net	(235)	(85)
Other Adjustments	2,785	127
Adjusted EBITDA	69,064	26,320

	Net Income (Loss)
	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$(1,924)	$6,466	$(8,390)	*
U.S. Concrete Waste Management Services	5,853	5,460	393	7.2%
U.K. Operations	2,449	4,154	(1,705)	(41.0)%
Other	(5)	127	(132)	*
Total	$6,373	$16,207	$(9,834)	(60.7)%
*Change is not meaningful

	Adjusted EBITDA
	Year Ended October 31,		Change
(in thousands, unless otherwise stated)	2025	2024	$	%
U.S. Concrete Pumping	$54,903	$69,064	$(14,161)	(20.5)%
U.S. Concrete Waste Management Services	28,146	26,320	1,826	6.9%
U.K. Operations	13,968	16,762	(2,794)	(16.7)%
Total	$97,017	$112,146	$(15,129)	(13.5)%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $1.9 million for the twelve months ended October 31, 2025, versus net income of $6.5 million for the twelve months ended October 31, 2024. Adjusted EBITDA for our U.S. Concrete Pumping segment was $54.9 million for the twelve months ended October 31, 2025, down 20.5% from $69.1 million for the twelve months ended October 31, 2024. These decreases were largely driven by the revenue decline as discussed above, an increase in interest expense and amortization of deferred financing costs of $2.7 million and the loss on debt extinguishment of $0.9 million in the first quarter of 2025.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $5.9 million for the twelve months ended October 31, 2025, up slightly from net income of $5.5 million for the twelve months ended October 31, 2024. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $28.1 million for the twelve months ended October 31, 2025, up 6.9% from $26.3 million for the twelve months ended October 31, 2024. The increases in net income and adjusted EBITDA were primarily attributable to the improved year-over-year revenue and disciplined cost control, while the impact on net income was also impacted by a decrease in tax expense of $2.1 million, partially offset by an increase in interest expense of $2.9 million.

U.K. Operations. Net income for our U.K. Operations segment was $2.4 million for the twelve months ended October 31, 2025, compared to net income of $4.2 million for the twelve months ended October 31, 2024. Adjusted EBITDA for our U.K. Operations segment was $14.0 million for the twelve months ended October 31, 2025, down 16.7% from $16.8 million for the twelve months ended October 31, 2024. Excluding the impact from foreign currency translation, the decreases in net income and adjusted EBITDA were primarily related to the decrease in revenue as described above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes and (4) short-term financing under our ABL Facility. Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility, which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment; (4) finance strategic acquisitions; (5) repurchase shares and (6) pay dividends to our shareholders, as discussed further below. As of October 31, 2025, we had $44.4 million of cash and cash equivalents and $315.1 million of available borrowing capacity under the ABL Facility, providing total available liquidity of $359.5 million.

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

Material Cash Requirements

Our principal uses of cash historically have been to fund operating activities and working capital, purchases of property and equipment, strategic acquisitions, fund payments due under facility operating and finance leases, share repurchases, payment of special dividends and to meet debt service requirements.

Our working capital surplus as of October 31, 2025 was $61.1 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the years ended October 31, 2025 and 2024 were approximately $46.8 million and $43.8 million, respectively. See "Cash Flow" discussion below for more information.

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

Dividends

During the twelve months ended October 31, 2025, we paid a special cash dividend of $1.00 per share, totaling $53.1 million. The dividend was funded with cash on hand and net proceeds from our new 2032 Notes (as defined below). Any future declaration of dividends on our common stock is discretionary and will be determined by our Board of Directors in its sole discretion and will depend on our business conditions, financial condition, earnings, liquidity and capital requirements, contractual restrictions and other factors.

Future Contractual Obligations

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, interest payments, lease agreements and capital expenditures. We have no off-balance sheet arrangements except for our committed capital as discussed below. Our estimated future obligations as of October 31, 2025 include both current and long term obligations. We have a long-term obligation of $425.0 million related to our Senior Notes due February 2032 (excluding discount for deferred financing costs). Under our operating leases, we have short-term obligations for payments of $6.3 million and long-term obligations for payments of $23.6 million. Additionally, the Company was contractually committed for $35.5 million of capital expenditures for purchases of property and equipment and these are expected to be paid in the next twelve months.

Senior Notes and ABL Facility

The table below is a summary of the composition of the Company's debt balances as of October 31, 2025 and 2024:

			October 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,109)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,891	$373,260

Senior Notes

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company, closed its private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 (the "2032 Notes"), issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture"). The 2032 Notes were issued at par and bear interest at a fixed rate of 7.500% per annum. The Issuer’s obligations under the 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The proceeds from the 2032 Notes were used to pay the redemption price for all of the Company's outstanding 6.000% senior secured second lien notes due 2026 (the "2026 Notes") and to pay related fees and expenses thereto. In addition, the remainder of the net proceeds, together with cash on hand, were used to pay a special cash dividend of $1.00 per share of common stock of the Company on February 3, 2025.

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

There was no outstanding balance under the ABL Facility as of October 31, 2025 and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2025, the Company had $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. As of October 31, 2025, we had $315.1 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.0 million as of October 31, 2025. See Note 7 in Item 8 Financial Statements and Supplementary Data for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the twelve months ended October 31, 2025 was $64.3 million. The Company had net income of $6.4 million, which included net non-cash expense items of $65.2 million. In addition, we had cash outflows related to an increase in our working capital of $7.3 million. Cash outflows related to working capital activity included a decrease in other operating liabilities of $4.6 million, an increase to other operating assets of $3.4 million, a decrease to accounts payable of $1.5 million and an increase to inventory of $1.2 million, partially offset by a decrease in receivables of $3.5 million. The decrease in other operating liabilities is primarily related to operating lease payments of $5.3 million. The increase in other operating assets is due to the timing of our annual commercial insurance premium payments. The decrease in accounts payable is driven by the general timing of invoices. The increase in inventory was driven by increased inventory levels to mitigate the impacts of tariffs. The decrease in receivables is due to decreases in sales volumes during the twelve months ended October 31, 2025.

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

Cash flow used in investing activities.  Net cash used in investing activities generally reflects the cash outflows for property, plant and equipment.

We used $37.3 million to fund investing activities during the twelve months ended October 31, 2025. The Company used $46.8 million for the purchase of property, plant and equipment. These amounts were partially offset by $9.5 million in proceeds from the sale of property, plant and equipment.

We used $32.1 million to fund investing activities during the twelve months ended October 31, 2024. The Company used $43.8 million for the purchase of property, plant and equipment. These amounts were partially offset by $11.7 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities. Net cash used in financing activities generally reflects the cash changes related to our Senior Notes, ABL Facility and dividends paid.

Net cash used in financing activities was $25.8 million for the twelve months ended October 31, 2025. Cash used in financing activities included $375.0 million in payments for the extinguishment of the 2026 Notes, $53.1 million in dividends paid, $8.2 million in debt issuance costs paid related to the 2032 Notes and $14.2 million in purchase of treasury stock, which included $13.6 million purchased under the share repurchase program and $0.6 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities. These cash outflows were partially offset by $425.0 million in proceeds from the issuance of the 2032 Notes.

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

During the first quarter of fiscal year 2025, the Company updated its methodology in which the Company allocates its corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment results for prior periods have been reclassified to conform to the current period presentation. See the section "Net Income and Adjusted EBITDA Results" above for more information.

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

	Year Ended October 31,
(in thousands)	2025	2024
Consolidated
Net income	$6,373	$16,207
Interest expense and amortization of deferred financing costs, net of interest income	30,422	25,572
Income tax expense	3,679	8,104
Depreciation and amortization	53,543	57,110
EBITDA	94,017	106,993
Loss on debt extinguishment	1,392	-
Stock-based compensation	2,048	2,394
Change in fair value of warrant liabilities	-	(130)
Other income, net	(335)	(406)
Other adjustments(1)	(105)	3,295
Adjusted EBITDA	$97,017	$112,146

U.S. Concrete Pumping
Net income (loss)	$(1,924)	$6,466
Interest expense and amortization of deferred financing costs, net of interest income	18,584	16,460
Income tax expense	483	1,758
Depreciation and amortization	35,809	40,092
EBITDA	52,952	64,776
Loss on debt extinguishment	862	-
Stock-based compensation	1,388	1,738
Other income, net	(185)	(235)
Other adjustments(1)	(114)	2,785
Adjusted EBITDA	$54,903	$69,064

U.S. Concrete Waste Management Services
Net income	$5,853	$5,460
Interest expense and amortization of deferred financing costs, net of interest income	8,881	6,363
Income tax expense	2,310	4,450
Depreciation and amortization	10,002	9,349
EBITDA	27,046	25,622
Loss on debt extinguishment	530	-
Stock-based compensation	660	656
Other income, net	(90)	(85)
Other adjustments	-	127
Adjusted EBITDA	$28,146	$26,320

U.K. Operations
Net income	$2,449	$4,154
Interest expense and amortization of deferred financing costs, net of interest income	2,957	2,749
Income tax expense	881	1,893
Depreciation and amortization	7,732	7,669
EBITDA	14,019	16,465
Other income, net	(60)	(86)
Other adjustments	9	383
Adjusted EBITDA	$13,968	$16,762

1 Other adjustments include the adjustment for non-recurring expenses, non-cash currency gains/losses, and transaction expenses. For the twelve months ended October 31, 2024, other adjustments include a $3.5 million non-recurring charge related to sales tax litigation amongst other adjustments. See Note 18 in Part II, Item 8 of this report for more information.

Critical Accounting Policies and Estimates

For more information regarding the Company’s significant accounting policies, as well as recent accounting pronouncements, see Note 2 to the consolidated financial statements within Item 8 of this Annual Report.

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

Under the income approach, the DCF model is based on expected future after-tax operating cash flows of the reporting unit, discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows, the probability of achieving the estimated cash flows and the discount rate, all of which may differ from actual future cash flows. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in the DCF model, is based on estimates of the weighted average cost of capital ("WACC") of market participants relative to our reporting unit. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. Any changes in these assumptions may affect our fair value estimate and the result of an impairment test. The discount rates and other inputs and assumptions are consistent with those that a market participant would use.

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

The Company elected to have a step 1 impairment analysis performed as of August 31, 2025 on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. Management’s projections used to estimate the discounted cash flows included updated annual changes to revenue volumes and rates, cash flow margins that are consistent with recently achieved actual amounts, terminal growth rates of 3.0% and discount rates ranging from 9.0% to 12.5%.

As a result of the goodwill impairment analysis, the fair values of its U.S. Concrete Waste Management Services and U.K. Operations reporting units substantially exceeded their carrying values by 155% and 31%, respectively.

For the U.S. Concrete Pumping reporting unit, which had goodwill of $147.5 million, the fair value was approximately 3% greater than its carrying value. Changes in any of the significant assumptions used could materially affect the expected cash flows and such impacts could result in a potentially material non-cash impairment charge. The most sensitive assumption is the discount rate and a 50 basis point increase would have resulted in our U.S. Concrete Pumping reporting unit's carrying value exceeding its fair value. A 50 basis point increase would not have resulted in our U.S. Concrete Waste Management Services or U.K. Operations reporting unit's carrying value exceeding their fair value.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Concrete Pumping Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Concrete Pumping Holdings, Inc. and its subsidiaries (the "Company") as of October 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Concrete Pumping Services

As described in Note 2 to the consolidated financial statements, the majority of the Company’s revenue from concrete pumping services comes from daily services, where the Company sends a single operator with a conventional concrete pump truck to deliver concrete from one point to another as directed by the customer. Customers are billed on either (1) a solely time basis or (2) a time and volume pumped basis. The Company's revenue was $392.9 million for the year ended October 31, 2025, of which a majority relates to concrete pumping services.

The principal consideration for our determination that performing procedures relating to revenue recognition for concrete pumping services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for concrete pumping services.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for concrete pumping services, including controls over the initiation, billing, and recording of revenue. These procedures also included, among others (i) testing a sample of revenue transactions by obtaining and inspecting source documents, such as customer acceptances, invoices, and subsequent payment receipts and (ii) testing a sample of outstanding customer invoice balances as of October 31, 2025 by obtaining and inspecting source documents, such as customer acceptances, invoices, and subsequent payment receipts.

Goodwill Impairment Assessment – Valuation of the U.S. Concrete Pumping Reporting Unit

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill was $223.6 million as of October 31, 2025, and the goodwill associated with the U.S. Concrete Pumping reporting unit was $147.5 million. On an annual basis and at interim periods when circumstances require, management tests the recoverability of the Company’s goodwill. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge equal to that excess. The valuation methodologies used to value the reporting units included the discounted cash flow (DCF) method (income approach) and the guideline public company (GPC) method (market approach). As disclosed by management, under the income approach, the DCF model is based on expected future after-tax operating cash flows of the reporting unit, discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning future operating performance, including future sales, long-term growth rates, operating margins, variations in the amount and timing of cash flows, the probability of achieving the estimated cash flows and the discount rate. The GPC method provides an estimate of value using multiples derived from the stock prices of publicly traded companies and includes analysis of the guideline public companies' financial and operating performance, growth, intangible asset's value, size, leverage, and risk relative to the respective reporting unit.

The principal considerations for our determination that performing procedures relating to the valuation of the U.S. Concrete Pumping reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the U.S. Concrete Pumping reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions used in the DCF method related to future sales, the long-term growth rate, operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. Concrete Pumping reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the U.S. Concrete Pumping reporting unit; (ii) evaluating the appropriateness of the DCF method used by management; (iii) testing the completeness and accuracy of underlying data used in the DCF method; and (iv) evaluating the reasonableness of the significant assumptions used by management in the DCF method related to future sales, the long-term growth rate, operating margins, and the discount rate. Evaluating management’s assumptions related to future sales and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the U.S. Concrete Pumping reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the DCF method and (ii) the reasonableness of the long-term growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

January 13, 2026

We have served as the Company’s auditor since 2023.

Concrete Pumping Holdings, Inc.

Consolidated Balance Sheets

	As of October 31,	As of October 31,
(in thousands, except per share amounts)	2025	2024

Current assets:
Cash and cash equivalents	$44,394	$43,041
Receivables, net of allowance for doubtful accounts of $905 and $916, respectively	53,132	56,441
Inventory	7,419	5,922
Prepaid expenses and other current assets	8,408	6,956
Total current assets	113,353	112,360

Property, plant and equipment, net	412,516	415,726
Intangible assets, net	93,933	105,612
Goodwill	223,581	222,996
Right-of-use operating lease assets	22,943	26,179
Other non-current assets	11,195	12,578
Deferred financing costs	2,021	2,539
Total assets	$879,542	$897,990

Current liabilities:
Revolving loan	$-	$20
Operating lease obligations, current portion	4,851	4,817
Accounts payable	6,267	7,668
Accrued payroll and payroll expenses	11,973	14,303
Accrued expenses and other current liabilities	28,730	28,673
Income taxes payable	463	850
Total current liabilities	52,284	56,331

Long term debt, net of discount for deferred financing costs	417,891	373,260
Operating lease obligations, non-current	18,659	21,716
Deferred income taxes	89,431	86,647
Other non-current liabilities	11,488	13,321
Total liabilities	589,753	551,275

Commitments and contingencies (Note 18)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of October 31, 2025 and October 31, 2024	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 51,272,503 and 53,273,644 issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	6	6
Additional paid-in capital	389,880	386,313
Treasury stock	(41,687)	(25,881)
Accumulated other comprehensive income (loss)	1,589	(483)
Accumulated deficit	(84,999)	(38,240)
Total stockholders' equity	264,789	321,715

Total liabilities and stockholders' equity	$879,542	$897,990

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Operations

	Year Ended October 31,
(in thousands, except per share amounts)	2025	2024

Revenue	$392,867	$425,872

Cost of operations	241,751	260,038
Gross profit	151,116	165,834

General and administrative expenses	109,585	116,487
Income from operations	41,531	49,347

Other income (expense):
Interest expense and amortization of deferred financing costs	(31,570)	(25,880)
Loss on extinguishment of debt	(1,392)	-
Interest income	1,148	308
Change in fair value of warrant liabilities	-	130
Other income, net	335	406
Total other expense	(31,479)	(25,036)

Income before income taxes	10,052	24,311

Income tax expense	3,679	8,104

Net income	6,373	16,207

Less accretion of liquidation preference on preferred stock	(1,750)	(1,750)

Income available to common shareholders	$4,623	$14,457

Weighted average common shares outstanding (Note 14)
Basic	52,142	53,543
Diluted	52,686	54,238

Net income per common share (Note 14)
Basic	$0.09	$0.27
Diluted	$0.09	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended October 31,
(in thousands)	2025	2024

Net income	$6,373	$16,207

Other comprehensive income:
Foreign currency translation adjustment	2,072	5,008

Total comprehensive income	$8,445	$21,215

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2023	54,757,445	$6	$383,286	$(15,114)	$(5,491)	$(54,447)	$308,240
Stock-based compensation expense	-	-	2,394	-	-	-	2,394
Forfeiture/cancellation of restricted stock	(753,997)	-	-	-	-	-	-
Shares issued under stock-based program	871,545	-	633	-	-	-	633
Treasury shares purchased from shares issued under stock-based program	(601,011)	-	-	(4,299)	-	-	(4,299)
Treasury shares purchased under share repurchase program	(1,000,338)	-	-	(6,468)	-	-	(6,468)
Net income	-	-	-	-	-	16,207	16,207
Foreign currency translation adjustment	-	-	-	-	5,008	-	5,008
Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	2,048	-	-	-	2,048
Shares issued under stock-based program	423,422	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(2,178,442)	-	-	(13,640)	-	-	(13,640)
Dividend	-	-	-	-	-	(53,132)	(53,132)
Net income	-	-	-	-	-	6,373	6,373
Foreign currency translation adjustment	-	-	-	-	2,072	-	2,072
Balance, October 31, 2025	51,272,503	$6	$389,880	$(41,687)	$1,589	$(84,999)	$264,789

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31,
(in thousands)	2025	2024
Net income	$6,373	$16,207
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	5,265	5,103
Foreign currency adjustments	-	(1,234)
Depreciation	41,706	41,969
Deferred income taxes	2,518	5,281
Amortization of deferred financing costs	1,729	1,803
Amortization of intangible assets	11,837	15,141
Stock-based compensation expense	2,048	2,394
Change in fair value of warrant liabilities	-	(130)
Loss on extinguishment of debt	1,392	-
Net gain on the sale of property, plant and equipment	(1,025)	(2,309)
Other operating activities	(272)	(78)
Net changes in operating assets and liabilities:
Receivables	3,539	7,164
Inventory	(1,204)	600
Other operating assets	(3,448)	632
Accounts payable	(1,522)	(1,679)
Other operating liabilities	(4,621)	(3,964)
Net cash provided by operating activities	64,315	86,900

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,787)	(43,810)
Proceeds from sale of property, plant and equipment	9,492	11,679
Net cash used in investing activities	(37,295)	(32,131)

Cash flows from financing activities:
Proceeds on long term debt	425,000	-
Payments on long term debt	(375,000)	-
Proceeds on revolving loan	256,233	313,170
Payments on revolving loan	(256,254)	(332,104)
Dividends paid	(53,132)	-
Payment of debt issuance costs	(8,163)	(953)
Purchase of treasury stock	(14,167)	(10,160)
Other financing activities	(274)	1,279
Net cash used in financing activities	(25,757)	(28,768)
Effect of foreign currency exchange rate changes on cash	90	1,179
Net increase in cash and cash equivalents	1,353	27,180
Cash and cash equivalents:
Beginning of period	43,041	15,861
End of period	$44,394	$43,041

The accompanying notes are an integral part of these consolidated financial statements.

Concrete Pumping Holdings, Inc.

Notes to the Consolidated Financial Statements

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

Nature of business

Brundage-Bone is a concrete pumping service providers in the United States ("U.S.") and Camfaud is a concrete pumping service provider in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and these service providers do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 95 branch locations across approximately 23 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K., with its corporate headquarters in Epping (near London), England.

Eco-Pan provides industrial cleanup and containment services, primarily to customers in the construction industry. Eco-Pan uses containment pans specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 22 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Seasonality

The Company’s sales are historically seasonal, with lower revenue in the first half and higher revenue in the second half of each fiscal year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from quarter to quarter and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

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

Deferred Financing Costs

Deferred financing costs representing third-party, non-lender debt issuance costs are deferred and amortized using the straight-line method over the term of the related long-term-debt agreement and for the revolving credit agreement.

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

Goodwill and Indefinite-Lived Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The Company has three reporting units and compares the carrying value of its reporting units to the fair value. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge equal to that excess.

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

Intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination or asset acquisition). Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

The Company has recognized goodwill and indefinite-lived intangible assets in connection with prior business combinations. The Company elected to perform a step 1 impairment analysis as of August 31, 2025. Based on the results of this analysis the fair values of the Company’s reporting units were in excess of their carrying values and as such, no impairments were identified. For the year ended  October 31, 2025 and 2024, no triggering events were identified.

Refer to Note 5 for further information.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. All other property, plant and equipment is depreciated using the straight-line method. For more information see Note 4.

Finite-Lived Intangible Assets and Long-Lived Assets

Finite-lived intangible assets are recorded at cost or their estimated fair value (when acquired through a business combination or asset acquisition) less accumulated amortization.

Intangible assets with finite lives, except for customer relationships, are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized on an accelerated basis over their estimated useful lives. Refer to Note 5 for further information.

Long-lived assets are evaluated for impairment when indicators of impairment are present. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount, impairment is recognized in the amount of the excess of the carrying value over the fair value. No indicators of impairment were identified as of   October 31, 2025 or 2024.

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

Revenue is disaggregated between two accounting standards: (1) ASC 606, Revenue Recognition ("ASC 606") and (2) ASC 842, Leases ("ASC 842"). See Note 11 for a table summarizing our revenues as presented in our consolidated statements of operations for the years ended October 31, 2025 and 2024 by revenue type.

Revenue from contracts with customers

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

Disaggregation of Revenue

Revenue disaggregated by reportable segment and geographic area where the work was performed for the fiscal years ended  October 31, 2025 and 2024 is presented in Note 19. The Company’s three reportable segments are U.S. Concrete Pumping, U.K. Operations and U.S. Concrete Waste Management Services.

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

In regard to expected future lease payments, the Company’s lease agreements contain a contractual minimum number of fixed lease payments, and many contain renewal options. However, the Company does not recognize ROU assets or lease liabilities for renewal periods unless at inception or when a triggering event occurs, it is determined that it is reasonably certain the lease will be renewed. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Some of the Company’s lease agreements are on a month-to-month basis and the Company does not recognize ROU assets or lease liabilities until it is determined that it is reasonably certain the Company will have rights to the asset greater than 12 months. Based on this, the expected future lease payments that are discounted to arrive at the initial lease liability are reflective of (1) contractual minimum number of fixed lease payments plus (2) the contractually permitted renewals that are reasonably certain to be elected. Quarterly, the Company reviews the month-to-month agreements and agreements with renewal terms where it was previously determined the renewal was not reasonably certain.

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

Reserves for Claims

General

The Company is exposed to various claims relating to our business, including those for which we provide self-insurance. Claims for which the Company self-insures includes: (1) workers' compensation claims; (2) general liability claims by third parties for injury or property damage caused by our equipment or personnel; (3) automobile liability claims; and (4) employee health insurance claims. Losses that exceed our deductibles and self-insured retentions are insured through various commercial lines of insurance policies. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. Management’s methodology for developing self-insurance reserves is based on estimates. The estimation process considers, among other matters, the cost of known claims over time and incurred but not reported claims. These estimates may change based on, among other things, changes in our claim history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or other claim settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease our reserve levels. See below and Note 18 for more details.

Commercial Self-Insured Losses

For the fiscal years ended October 31, 2025 and 2024, the Company retained a portion of the risk for workers' compensation, automobile, and general liability losses ("self-insured commercial liability").

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

During the first quarter of fiscal year 2025, the Company updated its allocation methodology of corporate costs to better align with the manner in which the Company now allocates resources and measures performance. As a result, segment assets for prior periods have been reclassified to conform to the current period presentation for comparability.

See Note 19 for more information.

Stock-Based Compensation

The Company grants time-based restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and performance-based restricted stock units ("PBRSUs") to eligible employees. These awards are measured at fair value on the grant date and are recognized as expense over the requisite employee service period (generally the vesting period of the grant). The value of the stock award is based on the closing price of our common stock on the date of grant. If an employee terminates employment because of retirement, layoff, disability or death, the employee (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions.  In all other cases, the awards will not vest and all rights to the stock will terminate. The Company accounts for forfeitures as they occur. For restricted stock units, shares are not outstanding shares until the vesting date.

For the RSUs, the award is assigned a fair value equal to the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods on a straight-line basis. For the PRSUs, such as the Company's free cashflow exceeding certain performance targets, similar to time-based awards, the award is assigned a fair value equal to the closing price of the Company's stock as of the date of the grant of these awards. The Company expenses the grant date fair value of the award in the consolidated statements of operations over the requisite service periods using the graded vesting method. The fair value is adjusted based on the potential outcome of the performance condition. For the PBRSUs, such as the stock awards that include a market-based vesting condition, the Company uses a Monte Carlo Simulation in estimating the fair value at grant date and recognizes compensation expense over the requisite service period using the graded vesting method. To the extent that a market-based vesting award is forfeited following completion of the requisite service period, compensation cost for accounting purposes is not reversed.

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

Gains/(losses) from foreign currency translation of certain of the Company's intercompany balances during the year ended October 31, 2025 was a nominal amount and for the year ended October 31, 2024 was $1.2 million. These amounts were included in general and administrative expenses in the consolidated statements of operations. Since the U.S. and the U.K. primarily transact within their respective currencies, gains/(losses) from foreign currency transactions are not material.

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

Concentrations

As of  October 31, 2025 there were three primary vendors that the Company relied upon to purchase concrete pumping boom equipment. However, should the need arise, there are alternate vendors who can provide concrete pumping boom equipment.

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

Newly adopted accounting pronouncements

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The amendment is effective retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted this standard for our fiscal year 2025 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 19 for further information.

Recently issued accounting pronouncements not yet effective

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

Note 3. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of  October 31, 2025 and 2024 are comprised of the following:

	As of October 31,	As of October 31,
(in thousands)	2025	2024
Expected recoveries related to self-insured commercial liabilities	$954	$3,155
Prepaid insurance	4,825	1,462
Prepaid licenses and deposits	1,240	884
Other current assets and prepaids	1,389	1,455
Total prepaid expenses and other current assets	$8,408	$6,956

Note 4. Property, Plant and Equipment

The significant components of property, plant and equipment as of  October 31, 2025 and 2024 are comprised of the following:

		As of October 31,	As of October 31,
(in thousands, unless otherwise noted)	Useful Lives (in years)	2025	2024
Land, building and improvements	15 to 40	$32,874	$32,724
Machinery and equipment	3 to 25	558,679	534,014
Transportation equipment	5	12,909	11,133
Furniture and office equipment	2 to 7	4,371	4,187
Accumulated depreciation		(196,317)	(166,332)
Property, plant and equipment, net		$412,516	$415,726

Depreciation expense for the years ended October 31, 2025 and 2024 is as follows:

	Year Ended October 31,
(in thousands)	2025	2024
Cost of operations	$39,199	$39,644
General and administrative expenses	2,507	2,325
Total depreciation expense	$41,706	$41,969

Note 5. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations. The Company, with the assistance of a third-party valuation specialist, performed a step 1 impairment test on its intangible assets and goodwill as of  August 31, 2025, in which there were no impairment indicators present. The Company performed a quantitative impairment analysis as of August 31, 2024. Based on the results of this analysis the fair values of the Company's reporting units were in excess of their carrying values and as such, no impairments were identified.

The valuation methodology used to value the trade names during the quantitative impairment analysis as of August 31, 2025, was based on the relief-from-royalty method which is an income-based measure that derives the value from total revenue growth projected and what percentage is attributable to the trade names. As a result of the analysis, the Company identified that the fair value of its Brundage-Bone Concrete Pumping, Eco-Pan and Capital Pumping trade names exceeded their carrying values by approximately 74%, 126% and 66%, respectively, and their remaining values are $37.3 million, $7.7 million and $5.5 million as of October 31, 2025, respectively.

The goodwill impairment test performed as of August 31, 2025, was performed on the Company’s U.S. Concrete Pumping, U.S. Concrete Waste Management Services, and U.K. Operations reporting units. The valuation methodologies used to value the reporting units included the discounted cash flow method (income approach) and the guideline public company method (market approach). As a result of the goodwill impairment analysis, the Company identified that the fair values of its U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations reporting units were approximately 3%, 155% and 31% greater than their carrying values, respectively. As such, no impairment charge was recorded. If the planned business performance expectations are not met or if specific valuation factors out of our control, such as the discount rate, change significantly, then the estimated fair values of the reporting unit might decline and lead to a goodwill impairment in the future.

The following table summarizes the composition of intangible assets as of October 31, 2025 and 2024:

	As of October 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.1	$195,126	$-	$(155,113)	$1,302	$41,315
Trade name	3.1	5,097	-	(3,731)	343	1,709
Assembled workforce	0.3	1,650	-	(1,628)	-	22
Noncompete agreements	2.0	1,200	-	(813)	-	387
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(161,285)	$1,645	$93,933

	As of October 31,
	2024
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	9.1	$195,126	$-	$(144,132)	$1,191	$52,185
Trade name	4.1	5,097	-	(3,181)	296	2,212
Assembled workforce	1.1	1,650	-	(1,522)	-	128
Noncompete agreements	2.9	1,200	-	(613)	-	587
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(149,448)	$1,487	$105,612

Amortization expense for the year ended  October 31, 2025 and 2024 was $11.8 million and $15.1 million, respectively. Based on intangible asset values and currency exchange rates as of  October 31, 2025, total intangible asset amortization expense is expected to be $9.6 million, $7.8 million, $6.5 million, $5.1 million, and $4.4 million for years ending October 31, 2026 through 2030, respectively, and approximately $10.0 million combined for all years thereafter.

The changes in the carrying value of goodwill by reportable segment for the years ended October 31, 2025 and 2024 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2023	$147,482	$24,902	$49,133	$221,517
Foreign currency translation	-	1,479	-	1,479
Balance as of October 31, 2024	$147,482	$26,381	$49,133	$222,996
Foreign currency translation	-	585	-	585
Balance as of October 31, 2025	$147,482	$26,966	$49,133	$223,581

Goodwill in the above table is presented net of accumulated impairment losses of $52.9 million as of October 31, 2025 and 2024. The U.S. Concrete Pumping and U.K. Operations reportable segments recorded $38.5 million and $14.4 million, respectively, in accumulated impairment losses.

Note 6. Leases

Lease expense consisted of the following:

	Classification on the Consolidated Statement of Operations	Year Ended October 31,	Year Ended October 31,
(in thousands)		2025	2024
Operating lease expense	General and administrative expenses	$7,375	$7,324
Short-term and variable lease expense	General and administrative expenses	715	599
Finance lease expense:
Amortization of right-of-use assets	General and administrative expenses	-	2
Sublease income	General and administrative expenses	(145)	(141)
Total lease expense		$7,945	$7,784

Supplemental other information related to leases:

	October 31,	October 31,
	2025	2024
Weighted-average remaining lease term (years) of operating leases	6	7
Weighted-average discount rate of operating leases	7.8%	7.8%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease and finance lease liabilities recorded on the Company’s consolidated balance sheet as of October 31, 2025:

Future Payments
(in thousands)	Operating Leases
2026	$6,258
2027	5,653
2028	4,647
2029	3,601
2030	2,863
Thereafter	6,883
Total lease payments	$29,905
Less: Interest	(6,395)
Total lease payments	$23,510
Less: Current portion	(4,851)
Long-term portion	$18,659

As of October 31, 2025, we had no material operating or finance leases that had not yet commenced.

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

The following is supplemental consolidated balance sheet information and other information related to related party leases:

(in thousands)		October 31,	October 31,
Leases	Classification on the Consolidated Balance Sheet	2025	2024
Current assets: Operating leases	Right-of-use operating lease assets	$2,545	$2,820
Current liabilities: Operating leases	Operating lease obligations, current portion	357	323
Non-current liabilities: Operating leases	Operating lease obligations, non-current	2,171	2,480
Total leased liabilities		$2,528	$2,803

For both years ended October 31, 2025 and 2024, $0.6 million was included in general and administrative expenses on the consolidated statement of operations related to related party leases.

Note 7. Long-Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company's debt balances as of October 31, 2025 and 2024:

			October 31,	October 31,
(in thousands)	Interest Rates	Maturities	2025	2024
ABL Facility - short term	Varies	September 2029	$-	$20
Senior notes due 2026 - all long term	6.000%	February 2026	-	375,000
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	-
Total debt, gross			425,000	375,020
Less: Unamortized deferred financing costs offsetting long term debt			(7,109)	(1,740)
Less: Current portion			-	(20)
Long term debt, net of unamortized deferred financing costs			$417,891	$373,260

On January 28, 2021, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company (i) completed a private offering of $375.0 million in aggregate principal amount of its 6.000% senior secured second lien notes due 2026 (the "2026 Notes") issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture") and (ii) entered into an amended and restated ABL Facility (as subsequently amended, the "ABL Facility") by and among the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as agent, sole lead arranger and sole bookrunner, the other lenders party thereto, which originally provided up to $125.0 million of asset-based revolving loan commitments to the Company and the other borrowers under the ABL Facility. The 2026 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer's domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors").

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company, closed its private offering of $425.0 million in aggregate principal amount of senior secured second lien notes due 2032 (the "2032 Notes"), issued pursuant to an indenture, among the Issuer, the Company, the other Guarantors (as defined below), Deutsche Bank Trust Company Americas, as trustee and as collateral agent (the "Indenture"). The 2032 Notes were issued at par and bear interest at a fixed rate of 7.500% per annum. The Issuer’s obligations under the 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. and each of the Issuer’s domestic, wholly-owned subsidiaries that is a borrower or a guarantor under the ABL Facility (collectively, the "Guarantors"). The proceeds from the 2032 Notes were used to pay the redemption price for all of the Company's outstanding 6.000% senior secured second lien notes due 2026 and to pay related fees and expenses thereto. In addition, the remainder of the net proceeds, together with cash on hand, were used to pay a special cash dividend of $1.00 per share of common stock of the Company on February 3, 2025.

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

Summarized terms of these facilities are included below:

Senior Notes

Summarized terms of the 2032 Notes are as follows:

●	Provides for an original aggregate principal amount of $425.0 million;
●	The 2032 Notes will mature and be due and payable in full on February 1, 2032;
●	The 2032 Notes bear interest at a rate of 7.500% per annum, payable on February 1st and August 1st of each year;
●	The 2032 Notes are jointly and severally guaranteed on a senior secured basis by the Company, Concrete Pumping Intermediate Acquisition Corp. ("Intermediate Holdings") and each of the Issuer’s domestic, wholly-owned subsidiaries (the "Guarantors") that is a borrower under or guarantees the ABL Facility. The 2032 Notes and the guarantees will be secured on a second-priority basis by all the assets of the Issuer and the Guarantors that secure the obligations under the ABL Facility, subject to certain exceptions. The 2032 Notes and the guarantees will be the Issuer’s and the Guarantors’ senior secured obligations, will rank equally with all of the Issuer’s and the Guarantors’ existing and future senior indebtedness and will rank senior to all of the Issuer’s and the Guarantors’ existing and future subordinated indebtedness. The 2032 Notes will be structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the 2032 Notes; and
●	The Indenture contains certain covenants applicable to the Issuer and its restricted subsidiaries. These covenants limit, among other things, the Issuer’s ability and the ability of its restricted subsidiaries to: incur additional indebtedness and issue certain preferred stock; make certain investments, distributions and other restricted payments; create or incur certain liens; merge, consolidate or transfer all or substantially all assets; enter into certain transactions with affiliates; and sell or otherwise dispose of certain assets. These covenants are subject to important exceptions and qualifications.

The outstanding principal amount of the 2032 Notes as of  October 31, 2025 was $425.0 million and as of that date, the Company was in compliance with all covenants under the Indenture.

ABL Facility

Summarized terms of the ABL Facility, as amended are as follows:

●	Borrowing availability in U.S. Dollars and GBP up to a maximum aggregate principal amount of $350.0 million (the "Maximum Revolver Amount") and an uncommitted accordion feature under which the Company can increase the ABL Facility by up to an additional $25.0 million;
●	Borrowing capacity available for standby letters of credit of up to $32.5 million and for swing loan borrowings of up to $22.5 million. Any issuance of letters of credit or making of a swing loan will reduce the amount available under the ABL Facility;
●	Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the Senior Notes or (ii) the date the Senior Notes become due and payable;
●	Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement;
●	Through September 6, 2024, borrowings in GBP bore interest at the SONIA rate plus an applicable margin equal to 2.2826%. After September 6, 2024, borrowings in GBP bear interest at the SONIA rate (subject to a 0.00% floor), plus an applicable margin equal to 2.53% per annum that is fixed until September 30, 2025, after which point there will be a stepdown to 2.28% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 2.03% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount;
●	Through September 6, 2024, borrowings in U.S. Dollars bore interest at (1) the SOFR rate plus an applicable margin currently set at 2.25% or (2) a base rate plus an applicable margin currently set at 1.25%. After September 6, 2024, borrowings in U.S. Dollars bear interest at, (1) the SOFR rate (subject to a 0.00% floor), plus an applicable margin equal to 2.50% per annum that is fixed until September 30, 2025, after which point the margin will stepdown to 2.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount, and will further stepdown to 2.00% per annum if the quarterly average excess availability is greater than or equal to 66.7% of the Maximum Revolver Amount, or (2) as related to all other loans, the base rate (subject to a 0.00% floor), plus an applicable margin equal to 1.50% per annum that is fixed until September 30, 2025, which will stepdown to 1.25% per annum if the quarterly average excess availability is greater than or equal to 33.3% of the Maximum Revolver Amount and will further stepdown to 1.00% per annum if the quarterly average excess availability is greater than or equal to 66.6% of the Maximum Revolver Amount.;
●	U.S. ABL Facility obligations are secured by a first-priority perfected security interest in substantially all the assets of the Issuer, together with Brundage-Bone Concrete Pumping, Inc., Eco-Pan, Inc., Capital Pumping LP (collectively, the "US ABL Borrowers") and each of the Company's wholly-owned domestic subsidiaries (the "US ABL Guarantors"), subject to certain exceptions;
●	U.K. ABL Facility obligations are secured by a first priority perfected security interest in substantially all assets of Camfaud Concrete Pumps Limited and Premier Concrete Pumping Limited, each of the Company's wholly-owned U.K. subsidiaries, and by each of the US ABL Borrowers and the US ABL Guarantors, subject to certain exceptions; and
●	The ABL Facility also includes (i) a springing financial covenant (fixed charges coverage ratio and maximum total leverage ratio) based on excess availability levels that the Company must comply with on a quarterly basis during required compliance periods and (ii) certain non-financial covenants.

There was no outstanding balance under the ABL Facility as of  October 31, 2025 and as of that date, the Company was in compliance with all debt covenants. In addition, as of October 31, 2025, the Company had $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. As of October 31, 2025, the Company had $315.1 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying consolidated balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $2.0 million as of October 31, 2025.

The Company utilizes the ABL Facility to support its working capital arrangement.

At October 31, 2024, the weighted average interest rate for borrowings under the ABL Facility was 7.5%.

Note 8. Accrued Payroll and Payroll Expenses

The following table summarizes accrued payroll and expenses as of October 31, 2025 and 2024:

	As of October 31,	As of October 31,
(in thousands)	2025	2024
Accrued vacation	$2,596	$3,541
Accrued payroll	2,806	4,339
Accrued bonus	4,764	4,837
Accrued employee-related taxes	1,716	1,517
Other accrued	91	69
Total accrued payroll and payroll expenses	$11,973	$14,303

Note 9. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of October 31, 2025 and 2024:

	As of October 31,	As of October 31,
(in thousands)	2025	2024
Accrued self-insured commercial liabilities	$11,134	$12,210
Accrued self-insured health liabilities	1,389	1,712
Accrued interest	7,969	5,625
Accrued equipment purchases	124	1,354
Accrued property, sales and use tax	3,811	3,960
Accrued professional fees	891	1,326
Other	3,412	2,486
Total accrued expenses and other current liabilities	$28,730	$28,673

Note 10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. Immediately following December 6, 2018, there were:

●	28,847,707 shares of common stock issued and outstanding; and,
●	2,450,980 shares of zero-dividend convertible perpetual preferred stock ("Series A Preferred Stock") outstanding, as further discussed below

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

The Company’s Series A Preferred Stock does not pay dividends and is convertible (effective June 6, 2019) into shares of the Company’s common stock at a 1:1 ratio (subject to customary adjustments). The Company has the right to elect to redeem all or a portion of the Series A Preferred Stock at its election after December 6, 2022 for cash at a redemption price equal to the amount of the principal investment ($25,000,000) plus an additional cumulative amount that will accrue at an annual rate of 7.0% thereon. As of October 31, 2025, the additional cumulative amount totaled $12.3 million which would be recognized when it is probable that it will become redeemable. The Series A Preferred Stock will rank senior in priority and will have a senior liquidation preference to the Common Stock. In addition, if the volume weighted average price of shares of the Company’s common stock equals or exceeds $13.00 for 30 consecutive days, then the Company will have the right to require the holder of the Series A Preferred Stock to convert its Series A Preferred Stock into Company common stock, at a ratio of 1:1 (subject to customary adjustments such as adjustments for anti-dilution events for instance stock splits or reverse stock split).

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the fiscal year ended October 31, 2025 and 2024. All repurchases were at market value.

	Year Ended October 31,
(in thousands, except price per share)	2025	2024
Shares repurchased	2,179	1,000
Total cost of shares repurchased	$13,640	$6,468
Average price per share	$6.26	$6.47

Note 11. Revenue Recognition

The table below summarizes our revenues as presented in our consolidated statements of operations for the years ended October 31, 2025 and 2024 by revenue type:

	Year Ended October 31,
(in thousands)	2025	2024
Service revenue	$356,247	$391,346
Lease fixed revenue	23,122	21,599
Lease variable revenue	13,498	12,927
Total revenue	$392,867	$425,872

Note 12. Income Taxes

The sources of income before income taxes for the fiscal years ended  October 31, 2025 and 2024 are as follows:

(in thousands)	Year Ended October 31, 2025	Year Ended October 31, 2024
United States	$6,722	$18,264
Foreign	3,330	6,047
Total	$10,052	$24,311

The components of the provision for income taxes for the fiscal years ended  October 31, 2025 and 2024 are as follows:

(in thousands)	Year Ended October 31, 2025	Year Ended October 31, 2024
Current tax provision:
Federal	$751	$1,924
State and local	395	723
Total current tax provision	$1,146	$2,647

Deferred tax provision:
Federal	$1,326	$3,012
Foreign	881	1,893
State and local	326	552
Total deferred tax provision	$2,533	$5,457

Net provision for income taxes	$3,679	$8,104

For the fiscal years ended October 31, 2025 and 2024, the income tax provision differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

(in thousands)	Year Ended October 31, 2025	Year Ended October 31, 2024
Income tax expense per federal statutory rate of 21% for each period	$2,109	$5,105
State income taxes, net of federal deduction	456	1,003
Change in deferred tax rate	346	(31)
Stock compensation shortfall (benefit)	(37)	1,023
Foreign income inclusion	-	103
Foreign rate differential	131	266
Non-deductible (non-taxable) items	282	194
Taxes related to prior year filings	382	215
Executive compensation limitation	12	251
Other	(2)	(25)
Income tax provision	$3,679	$8,104

The tax effects of the temporary differences giving rise to the Company’s net deferred tax assets and liabilities for fiscal years ending  October 31, 2025 and 2024 are summarized as follows:

(in thousands)	Year Ended October 31, 2025	Year Ended October 31, 2024
Deferred tax assets:
Accrued insurance reserve	$2,450	$2,579
Accrued sales and use tax	495	72
Accrued bonuses and vacation	1,452	1,591
Accrued payroll tax	248	200
Foreign tax credit carryforward	80	80
State tax credit carryforward	-	21
Interest expense carryforward	4,846	1,396
Stock-based compensation	613	443
Operating lease liability	5,697	6,406
Other	143	156
Net operating loss carryforward	6,093	10,982
Total deferred tax assets	$22,117	$23,926
Valuation allowance	(80)	(123)
Net deferred tax assets	$22,037	$23,803

Deferred tax liabilities:
Intangible assets	(13,569)	(14,598)
Prepaid expenses	(774)	(200)
Property and equipment	(91,562)	(89,329)
Right-of-use operating lease asset	(5,563)	(6,323)
Total net deferred tax liabilities	(111,468)	(110,450)

Net deferred tax liabilities	$(89,431)	$(86,647)

As of October 31, 2025, the Company has the following tax carryforwards:

(in millions)	Year Ended October 31, 2025	Year that Carryforwards Begin to Expire
Federal net operating loss carryforwards	$11.9	Indefinite carryforward
State net operating loss carryforwards	21.5	FY29
Foreign net operating loss carryforwards	11.0	Indefinite carryforward
Foreign tax carryforwards	0.1	FY26
Federal interest expense carryforwards	20.5	Indefinite carryforward
State interest expense carryforwards	15.9	Indefinite carryforward
Total tax carryforwards	$80.9

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

Pursuant to Internal Revenue Code Section 382, annual use of the Company’s net operating loss ("NOL") carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has determined that no such change in ownership happened during the fiscal years ended October 31, 2025 and 2024.

The following table summarizes the changes in the Company's unrecognized tax benefits during the fiscal years ended October 31, 2025 and 2024. The Company expects no material changes to unrecognized tax positions within the next twelve months. If recognized, none of these benefits would favorably impact the Company's income tax expense, before consideration of any related valuation allowance:

(in thousands)	Year Ended October 31, 2025	Year Ended October 31, 2024
Balance, beginning of year	$1,077	$1,203
Decrease in prior year position	(117)	(126)
Balance, end of year	$960	$1,077

As of October 31, 2025 and 2024, the Company has recognized no interest or penalties.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, the reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j). The Company has evaluated the provisions effective for the current year and incorporated the related deferred tax impacts into its year end tax provision. The impacts of these changes were not material.

Note 13. Stock-Based Compensation

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

(5)	Free cash flow ("FCF") – based and time-based vesting – Awards will vest as to first condition once the Company’s achieves a specified FCF target as of the end of the financial year granted. The award will vest at a payout range of 0% - 200% of the target based on performance. Once the first vesting condition is achieved, the stock award will then vest 1/3 annually over a three-year period.
(6)	Total stockholder return ("TSR") – based and time-based vesting – Awards will vest as to first condition once the Company’s achieves a specified TSR (Total Shareholder Return) target over a three-year period. The award will vest at a payout range of 0% - 200% of the target based on performance. Once the first vesting condition is achieved, the stock award will fully vest on its designated vesting date.

The Company granted 212,578 and 146,184 TSR stock awards in the years ended October 31, 2025 and 2024, respectively, that have a market-based vesting condition. The Company estimates the fair value of the TSR awards on the grant date using a Monte Carlo simulation with the following assumptions:

	Year Ended October 31,	Year Ended October 31,
	2025	2024
Volatility of common stock	42.0%	34.4%
Average volatility of peer companies	52.0%	52.8%
Average correlation coefficient of peer companies	0.2187	0.2318
Expected term (average in years)	2.62	2.77
Risk-free interest rate	4.0%	4.1%

The Company does not pay a regular dividend therefore the dividend yield was set to zero in the model. Volatility of the Company's common stock and peer companies is estimated using historical volatility.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying consolidated statements of operations:

	Twelve Months Ended October 31,
(in thousands)	2025	2024
Compensation expense – restricted stock	$1,855	$2,239
Compensation expense – stock options	193	155
Total	$2,048	$2,394

Stock Options

The following tables summarize stock option activity for the year ended October 31, 2025:

(in millions, except shares and per share amounts)	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding stock options, October 31, 2024	430,103	$3.98	$4.59	$587
Granted	106,220	6.67	0.01
Cancelled/Forfeited	(125,487)	4.35	3.63
Exercised	(295,796)	3.58	5.13
Outstanding stock options, October 31, 2025	115,040	$7.10	$0.01	$734

The total intrinsic value of stock options exercised for the years ended October 31, 2025 and 2024 was $1.1 million and $5.4 million, respectively. The Company realized $0.1 million and $0.2 million in tax benefits related to exercised stock options for the years ended October 31, 2025 and 2024, respectively.

The following table summarizes information about stock options outstanding as of  October 31, 2025:

	Options Outstanding				Options Exercisable
Exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value (in millions)	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate Intrinsic Value (in millions)
$0.01	115,040	$0.01	8.1	$734	24,168	$0.01	4.9	$154

As of October 31, 2025, there was $0.4 million of total unrecognized compensation cost related to stock options that is expected to be realized as an expense by the Company over 1.9 weighted average years.

Restricted Stock Units

The following table is a summary of restricted stock units activity for the year ended October 31, 2025:

(in millions, except shares, per share and contractual life amounts)	Units	Weighted average grant-date fair value	Unrecognized Compensation Expense	Weighted average remaining contractual life (yrs)
Unvested as of October 31, 2024	521,496	8.50	$2.5	$1.7
Granted(1)	1,117,576	6.76
Vested	(127,684)	7.79
Cancelled/Forfeited	(622,887)	6.09
Unvested as of October 31, 2025	888,501	8.09	$3.4	$1.9

(1) For restricted stock units, shares are not outstanding shares until the vesting date.

The Company realized $0.3 million and $1.4 million in tax benefits related to restricted stock unit vesting's for the years ended October 31, 2025 and 2024, respectively. Total cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's for the years ended October 31, 2025 and 2024 were $0.6 million and $3.7 million, respectively.

Note 14. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the fiscal year ended October 31, 2025 and 2024:

	Year Ended October 31,
(in thousands, except per share amounts)	2025	2024
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$6,373	$16,207
Less: Accretion of liquidation preference on preferred stock	(1,750)	(1,750)
Less: Undistributed earnings allocated to participating securities	-	(142)
Net income attributable to common stockholders (numerator for basic earnings per share)	$4,623	$14,315
Add back: Undistributed earnings allocated to participating securities	-	142
Less: Undistributed earnings reallocated to participating securities	-	(141)
Numerator for diluted earnings per share	$4,623	$14,316

Weighted average shares (denominator):
Weighted average shares - basic	52,142	53,543
Weighted average shares - diluted	52,686	54,238

Basic earnings per share	$0.09	$0.27
Diluted earnings per share	$0.09	$0.26

Certain outstanding stock awards and options, preferred stock and warrants were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive. For the twelve months ended October 31, 2025 and 2024, 2.5 million shares of Series A Preferred Stock, 0.1 million of outstanding stock awards and options were excluded.

Dividends

During the twelve months ended October 31, 2025, the Company paid a special cash dividend of $1.00 per share totaling approximately $53.1 million.

Note 15. Supplemental Cash Flow Information

The table below shows supplemental cash flow information as of October 31, 2025 and 2024:

	Year Ended October 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$5,265	$5,076
Cash paid for interest	$27,482	$23,925
Cash paid for income taxes	$1,436	$3,420

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,855	$7,152

The table below shows property, plant and equipment acquired but not yet paid for as of October 31, 2025 and 2024:

	As of October 31,
(in thousands)	2025	2024
Beginning of period:
PP&E acquired but not yet paid	$1,591	$9,484

End of period:
PP&E acquired but not yet paid	$425	$1,591

Note 16. Employee Benefits Plan

Retirement plans

The Company offers a 401(k) plan, which covers substantially all employees in the U.S., with the exception of certain union employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions were $1.5 million for the years ended October 31, 2025 and 2024.

Camfaud operates a Small Self-Administered Scheme ("SSAS"), which is the equivalent of a U.S. defined contribution pension plan. The assets of the plan are held separately from those of Camfaud in an independently administered fund. Contributions by Camfaud to the SSAS amounted to $0.4 million and $0.5 million for the years ended October 31, 2025 and 2024, respectively.

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

The following is a summary of our contributions to each multiemployer pension plan for the years ended October 31, 2025 and 2024:

	Year Ended October 31,
(in thousands)	2025	2024
California	$1,513	$1,612
Oregon	247	273
Washington	275	264
Total contributions	$2,035	$2,149

No plan was determined to be individually significant. There have been no significant changes that affect the comparability of the contributions. The Company reviews the funded status of each multiemployer defined benefit pension plan at each reporting period to monitor the certified zone status for each of the multiemployer defined benefit pension plans. The zone status for the multiemployer defined benefit pension plan for California, Oregon and Washington were Green (greater than 80 percent funded).

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

Note 17. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its ABL Facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes in the Company's valuation techniques used to measure fair value for the year ended October 31, 2025 and 2024.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs.  The fair value amount of the long-term debt instruments as of October 31, 2025 and 2024 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of October 31,		As of October 31,
	2025		2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2026 Notes	$-	$-	$375,000	$372,656
2032 Notes	$425,000	$427,656	$-	$-

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

Note 18. Commitments and Contingencies

Purchase Commitments

As of October 31, 2025, the Company was contractually committed for $35.5 million of capital expenditures for purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months.

Insurance

Commercial Self-Insured Losses

The following table summarizes as of October 31, 2025 and 2024 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables.

		As of October 31, 2025	As of October 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$11,134	$12,210
Self-insured commercial liability, non-current	Other non-current liabilities	10,789	12,332
Total self-insured commercial liabilities		$21,923	$24,542

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$954	$3,155
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,789	12,170
Total expected recoveries related to self-insured commercial liabilities		$11,743	$15,325

Total self-insured commercial liability, net of expected recoveries		$10,180	$9,217

The Company has accrued $10.2 million and $9.2 million, as of October 31, 2025 and 2024, respectively, for estimated (1) losses reported and (2) claims incurred but not reported, net of recoveries.

Medical Self-Insured Losses

As of October 31, 2025 and 2024, the Company had accrued $1.4 million and $1.7 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The Company contracts with a third-party administrator to process claims, remit benefits, etc. The third-party administrator required the Company to maintain a bank account to facilitate the administration of claims.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of October 31, 2025, total outstanding letters of credit totaled $18.5 million, all of which had been committed to the Company’s commercial insurance providers.

Note 19. Segment Reporting

The Company conducts business through the three reportable segments based on geography and the nature of services sold that include U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations. Any differences between segment reporting and consolidated results are reflected in Other/Eliminations below or noted as intersegment amounts. All other non-segmented assets primarily include cash and cash equivalents and intercompany eliminations. The accounting policies of the segment reporting are the same as those described in Note 2.

The Company’s chief operating decision maker ("CODM"), who is the CEO of the Company, makes decisions and evaluates the performance of each segment based on segment adjusted EBITDA. This measure is reviewed in monthly performance reports and is used to assess operating results, compare profitability across segments, and support resource allocation decisions such as budgeting and long-term planning. Results are compared to both budgeted amounts and prior year amounts to provide context and evaluate performance trends. Segment adjusted EBITDA includes direct operating expenses that are attributable to each segment and are regularly reviewed by the CODM. These direct operating expenses include employee cost of operations expenses, repairs and maintenance, fuel, and employee general and administrative ("G&A") expenses. Prior to the fourth quarter of 2025, the CODM evaluated segment performance using segment EBITDA, which included results after allocated corporate expenses, loss on extinguishment of debt, stock-based compensation, other expense (income), net, and other adjustments. Beginning in the fourth quarter of 2025, the CODM transitioned to using segment adjusted EBITDA as the measure of profit and loss. Segment adjusted EBITDA excludes the above allocations and adjustments, consistent with how the CODM now evaluates performance and allocates resources.

The following items are excluded from our segment adjusted EBITDA results as they are managed centrally, not regularly provided to our CODM by segment and are not used in evaluating segment performance or resource allocation decisions:

●	Depreciation and amortization
●	Interest expense and amortization of deferred financing costs, net of interest income
●	Unallocated corporate expenses – These are central shared costs managed separately and included in "unallocated corporate expenses" in the tables below.
●	Loss on debt extinguishment
●	Stock-based compensation
●	Change in fair value of warrant liabilities
●	Other expense (income), net
●	Other adjustments

The following tables summarize the Company’s segment results, provide a reconciliation of total segment adjusted EBITDA to income before taxes and discloses other segmented balances or expenditures for the years ending 2025 and 2024:

	Twelve Months Ended October 31, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$260,454	$75,416	$56,997		$392,867

Segment expenses:
Segment employee cost of operations expenses (2)(3)	88,073	13,193	18,142		119,408
Repairs & maintenance (2)	20,014	3,908	3,352		27,274
Fuel (2)	13,988	3,062	4,948		21,998
Segment employee G&A expenses (2)(4)	28,981	9,463	5,930		44,374
Other segment items (5)	33,307	9,030	7,366		49,703
Total segment adjusted EBITDA	$76,091	$36,760	$17,259		$130,110

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$53,543
Interest expense and amortization of deferred financing costs, net of interest income					30,422
Unallocated corporate expenses					33,093
Loss on debt extinguishment					1,392
Stock-based compensation					2,048
Other expense (income), net					(335)
Other adjustments					(105)
Income before taxes					$10,052

Other segment disclosures:
Total assets (at year end)	$697,270	$200,729	$122,360	$(140,817)	$879,542
Capital expenditures	$23,526	$13,196	$9,975	$90	$46,787

(1)	For the twelve months ended October 31, 2025, intersegment revenue of $0.6 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
(5)	Other segment items primarily include expenses that are included in segment adjusted EBITDA but are not individually significant and regularly provided to the CODM, such as insurance, facilities costs, professional fees and subscriptions, and other minor operational costs.
(6)	Depreciation expense is regularly provided to the CODM; however, only an immaterial portion of depreciation is directly expensed to the operating segments and included in the information regularly provided to the CODM. The remaining depreciation is excluded from the segment results and allocated along with other overhead costs, as it is not used by the CODM in assessing segment performance or allocating resources.

	Twelve Months Ended October 31, 2024
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$291,017	$70,900	$63,955		$425,872

Segment expenses:
Segment employee cost of operations expenses (2)(3)	96,180	12,035	18,971		127,186
Repairs & maintenance (2)	20,875	3,309	4,173		28,357
Fuel (2)	16,991	2,838	5,793		25,622
Segment employee G&A expenses (2)(4)	32,530	9,579	6,060		48,169
Other segment items (5)	36,086	11,937	9,144		57,167
Total segment adjusted EBITDA	$88,355	$31,202	$19,814		$139,371

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$57,110
Interest expense and amortization of deferred financing costs, net of interest income					25,572
Unallocated corporate expense					27,225
Stock-based compensation					2,394
Change in fair value of warrant liabilities					(130)
Other expense (income), net					(406)
Other adjustments					3,295
Income before taxes					$24,311

Other segment disclosures:
Total assets (at year end)	$718,218	$192,747	$117,418	$(130,393)	$897,990
Capital expenditures	$15,274	$13,665	$12,181	$2,690	$43,810

(1)	For the twelve months ended October 31, 2024, intersegment revenue of $0.4 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
(5)	Other segment items primarily include expenses that are included in segment adjusted EBITDA but are not individually significant and regularly provided to the CODM, such as insurance, facilities costs, professional fees and subscriptions, and other minor operational costs.
(6)	Depreciation expense is regularly provided to the CODM; however, only an immaterial portion of depreciation is directly expensed to the operating segments and included in the information regularly provided to the CODM. The remaining depreciation is excluded from the segment results and allocated along with other overhead costs, as it is not used by the CODM in assessing segment performance or allocating resources.

The U.S. and U.K. were the only regions that accounted for more than 10% of the Company’s revenue for the periods presented. There was no single customer that accounted for more than 10% of revenue for the periods presented. Revenues are attributable to countries based on the location of the customer.

The total assets by geographic location is provided to the CODM and is presented below. Revenue, total assets, property, plant and equipment, net, intangible assets, net and goodwill by geographic location for the periods presented are as follows:

(in thousands)		US	UK	Total
2025
	Revenue	$335,870	$56,997	$392,867
	Total assets	757,182	122,360	879,542
	Property, plant and equipment, net	350,468	62,048	412,516
	Intangible assets, net	88,138	5,795	93,933
	Goodwill	196,615	26,966	223,581
2024
	Revenue	$361,917	$63,955	$425,872
	Total assets	780,572	117,418	897,990
	Property, plant and equipment, net	353,895	61,831	415,726
	Intangible assets, net	98,251	7,361	105,612
	Goodwill	196,615	26,381	222,996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of October 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, utilizing the criteria described in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of October 31, 2025, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited the consolidated financial statements as of and for the year ended October 31, 2025 included in the Annual Report, has issued its report on the effectiveness of the Company's internal control over financial reporting as of October 31, 2025, as stated in their report which appears under Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(a) None.

(b) None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and corporate governance is incorporated herein by reference, when filed, from our definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the fiscal year ended October 31, 2025.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
3.3	Certificate of Designations (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
4.2	Description of Capital Stock. (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K (File No. 001-38166), filed Concrete Pumping Holdings, Inc, on January 14, 2020).
4.3	Indenture, dated January 28, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as issuer, Concrete Pumping Holdings, Inc., as a guarantor, Concrete Pumping Intermediate Acquisition Corp., as a guarantor and the other guarantors form time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on February 1, 2021).
4.4	Form of 6.000% Senior Secured Second Lien Notes due 2026 (included in Exhibit 4.1).
4.5	Indenture, dated January 31, 2025, among Brundage-Bone Concrete Pumping Holdings Inc., as issuer, Concrete Pumping Holdings, Inc., as a guarantor, Concrete Pumping Intermediate Acquisition Corp., as a guarantor and the other guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed on February 3, 2025).
4.6	Form of 7.500% Senior Secured Second Lien Notes due 2032 (included in Exhibit 4.9)
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

10.2	First Amendment to Amended and Restated ABL Credit Agreement, dated September 30, 2021, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc, on January 12, 2022).
10.3	Stockholders Agreement, dated December 6, 2018, by and among Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and the Investors party thereto (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.4

First Amendment to Stockholders Agreement, dated April 1, 2019, among Concrete Pumping Holdings, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-230673) filed by Concrete Pumping Holdings, Inc. on April 1, 2019).

10.5

Letter Agreement, dated as of December 6, 2018, by and between Concrete Pumping Holdings, Inc. (f/k/a Concrete Pumping Holdings Acquisition Corp.) and Nuveen Alternative Advisors, LLC, on behalf of one or more funds and accounts (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on December 10, 2018).
10.7*

Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, as amended April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on  April 27, 2023).

10.8*	Form of first amended stock award agreement for executives (incorporated by reference to Exhibit 10.23 to the Current Report on Form 10-Q (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on January 12, 2021).
10.9*	Form of second amended stock award agreement for executives (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on January 12, 2021).
10.10*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Bruce Young, dated July 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).

10.11*

Employment Agreement by and between Brundage-Bone Concrete Pumping, Inc. and Iain Humphries, dated August 4, 2017 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-227259) filed by Concrete Pumping Holdings, Inc. on October 22, 2018).

10.12

Settlement Agreement and Release, dated as of October 30, 2020, by and between (i) Concrete Pumping Holdings, Inc. and Brundage-Bone Concrete Pumping Holdings, and (ii) PGP Investors, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc. on October 30, 2020).

10.13	Second Amendment to Amended and Restated ABL Credit Agreement, dated July 29, 2022, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and sole bookrunner, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on August 1, 2022).
10.14	Third Amendment to Amended and Restated ABL Credit Agreement, dated June 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on June 5, 2023).
10.15	Fourth Amendment to Amended and Restated ABL Credit Agreement and First Amendment to Amended and Restated US Guaranty and Security Agreement, dated September 6, 2024, among Brundage-Bone Concrete Pumping Holdings Inc., as Borrower, Concrete Pumping Holdings, Inc., as Holdings, Concrete Pumping Intermediate Acquisition Corp., the other loan parties from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Capital Finance (UK) Limited, as UK security agent, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38166) filed by Concrete Pumping Holdings, Inc. on September 9, 2024).
19.1	Concrete Pumping Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc, on January 10, 2025).
21.1	Subsidiaries of Concrete Pumping Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(b) and 18 U.S.C. Section 1350.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-38166), filed by Concrete Pumping Holdings, Inc, on January 10, 2025).
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCRETE PUMPING HOLDINGS, INC.

By:	/s/ Iain Humphries
Name: Iain Humphries
Title: Chief Financial Officer and Secretary

Dated: January 13, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Concrete Pumping Holdings, Inc. and in the capacities indicated, on January 13, 2026.

/s/ Bruce Young	Chief Executive Officer and Director	January 13, 2026
Bruce Young	(principal executive officer)

/s/ Iain Humphries	Chief Financial Officer and Director	January 13, 2026
Iain Humphries	(principal financial officer and principal accounting officer)

/s/ Howard D. Morgan	Chairman of the Board	January 13, 2026
Howard D. Morgan

/s/ Brian Hodges	Vice Chairman of the Board	January 13, 2026
Brian Hodges

/s/ Raymond Cheesman	Director	January 13, 2026
Raymond Cheesman

/s/ Heather L. Faust	Director	January 13, 2026
Heather L. Faust

/s/ David G. Hall	Director	January 13, 2026
David G. Hall

/s/ Tom Armstrong	Director	January 13, 2026
Tom Armstrong

/s/ Stephen Alarcon	Director	January 13, 2026
Stephen Alarcon

/s/ Ryan Beres	Director	January 13, 2026
Ryan Beres

/s/ John Piecuch	Director	January 13, 2026
John Piecuch

/s/ M. Brent Stevens	Director	January 13, 2026
M. Brent Stevens