Form 10-Q
period 2026-01-31
Concrete Pumping Holdings, Inc.
filed 2026-03-10
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 5, 2026, the registrant had 50,510,506 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED January 31, 2026

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of January 31,	As of October 31,
(in thousands, except per share amounts)	2026	2025

Current assets:
Cash and cash equivalents	$53,015	$44,394
Receivables, net of allowance for doubtful accounts of $831 and $905, respectively	45,843	53,132
Inventory	8,450	7,419
Prepaid expenses and other current assets	8,972	8,408
Total current assets	116,280	113,353

Property, plant and equipment, net	415,466	412,516
Intangible assets, net	91,713	93,933
Goodwill	224,788	223,581
Right-of-use operating lease assets	22,774	22,943
Other non-current assets	10,816	11,195
Deferred financing costs	1,889	2,021
Total assets	$883,726	$879,542

Current liabilities:
Operating lease obligations, current portion	$5,091	$4,851
Accounts payable	7,631	6,267
Accrued payroll and payroll expenses	7,512	11,973
Accrued expenses and other current liabilities	38,376	28,730
Income taxes payable	753	463
Total current liabilities	59,363	52,284

Long term debt, net of discount for deferred financing costs	418,175	417,891
Operating lease obligations, non-current	18,243	18,659
Deferred income taxes	88,798	89,431
Other non-current liabilities	11,498	11,488
Total liabilities	596,077	589,753

Commitments and contingencies (Note 15)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of January 31, 2026 and October 31, 2025	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 50,779,137 and 51,272,503 issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	6	6
Additional paid-in capital	390,498	389,880
Treasury stock	(46,289)	(41,687)
Accumulated other comprehensive income	5,875	1,589
Accumulated deficit	(87,441)	(84,999)
Total stockholders' equity	262,649	264,789

Total liabilities and stockholders' equity	$883,726	$879,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
(in thousands, except per share amounts)	2026	2025

Revenue	$90,561	$86,447

Cost of operations	58,597	55,212
Gross profit	31,964	31,235

General and administrative expenses	27,459	27,750
Income from operations	4,505	3,485

Other income (expense):
Interest expense and amortization of deferred financing costs	(8,397)	(6,215)
Loss on extinguishment of debt	-	(1,392)
Interest income	315	413
Other income, net	33	34
Total other expense	(8,049)	(7,160)

Loss before income taxes	(3,544)	(3,675)

Income tax benefit	(1,102)	(1,036)

Net loss	(2,442)	(2,639)

Less accretion of liquidation preference on preferred stock	(441)	(440)

Loss available to common shareholders	$(2,883)	$(3,079)

Weighted average common shares outstanding (Note 12)
Basic	51,009	53,045
Diluted	51,009	53,045

Net loss per common share (Note 12)
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended January 31,
(in thousands)	2026	2025

Net loss	$(2,442)	$(2,639)

Other comprehensive income:
Foreign currency translation adjustment	4,286	(2,995)

Total comprehensive income (loss)	$1,844	$(5,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2025	51,272,503	$6	$389,880	$(41,687)	$1,589	$(84,999)	$264,789
Stock-based compensation expense	-	-	618	-	-	-	618
Shares issued under stock-based program	237,679	-	-	-	-	-	-
Treasury shares purchased from shares issued under stock-based program	(80,448)	-	-	(520)	-	-	(520)
Treasury shares purchased under share repurchase program	(650,597)	-	-	(4,082)	-	-	(4,082)
Net loss	-	-	-	-	-	(2,442)	(2,442)
Foreign currency translation adjustment	-	-	-	-	4,286	-	4,286
Balance, January 31, 2026	50,779,137	$6	$390,498	$(46,289)	$5,875	$(87,441)	$262,649

Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	367	-	-	-	367
Shares issued under stock-based program	415,333	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(296,267)	-	-	(1,934)	-	-	(1,934)
Dividend						(53,132)	(53,132)
Net loss	-	-	-	-	-	(2,639)	(2,639)
Foreign currency translation adjustment	-	-	-	-	(2,995)	-	(2,995)
Balance, January 31, 2025	53,146,589	$6	$388,199	$(29,981)	$(3,478)	$(94,011)	$260,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31,
(in thousands)	2026	2025
Net loss	$(2,442)	$(2,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash operating lease expense	1,243	1,284
Foreign currency adjustments	(121)	(41)
Depreciation	10,457	10,172
Deferred income taxes	(1,212)	(1,787)
Amortization of deferred financing costs	416	480
Amortization of intangible assets	2,471	3,028
Stock-based compensation expense	618	367
Loss on extinguishment of debt	-	1,392
Net gain on the sale of property, plant and equipment	(169)	(192)
Other operating activities	(175)	(37)
Net changes in operating assets and liabilities:
Receivables	7,947	13,206
Inventory	(828)	(332)
Other operating assets	(355)	(1,415)
Accounts payable	1,609	(3,343)
Other operating liabilities	1,909	(14,111)
Net cash provided by operating activities	21,368	6,032

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,516)	(5,841)
Proceeds from sale of property, plant and equipment	1,237	1,989
Net cash used in investing activities	(8,279)	(3,852)

Cash flows from financing activities:
Proceeds on long term debt	-	425,000
Payments on long term debt	-	(375,000)
Proceeds on revolving loan	60,338	65,466
Payments on revolving loan	(60,338)	(65,486)
Payment of debt issuance costs	-	(7,312)
Purchase of treasury stock	(4,571)	(2,582)
Other financing activities	(324)	(67)
Net cash provided by (used in) financing activities	(4,895)	40,019
Effect of foreign currency exchange rate changes on cash	427	(108)
Net increase in cash and cash equivalents	8,621	42,091
Cash and cash equivalents:
Beginning of period	44,394	43,041
End of period	$53,015	$85,132

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

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider primarily operating in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and Brundage-Bone and Camfaud do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 95 branch locations across 23 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K. and Republic of Ireland, with its corporate headquarters in Epping (near London), England.

Eco-Pan is a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan offers pans and roll-off containers that are specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 23 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Seasonality

The Company’s sales are historically seasonal, with lower revenue in the first half and higher revenue in the second half of each year. Such seasonality also causes the Company’s working capital cash flow requirements to vary from quarter to quarter and primarily depends on the variability of weather patterns with the Company generally having lower sales volume during the winter and spring months.

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2025 ("Annual Report"). During the three months ended January 31, 2026, there were no changes to those accounting policies.

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

Newly adopted accounting pronouncements

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard for our fiscal year 2025 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 16 for further information.

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

Note 3. Property, Plant and Equipment

The significant components of property, plant and equipment as of January 31, 2026 and  October 31, 2025 are comprised of the following:

	As of January 31,	As of October 31,
(in thousands)	2026	2025
Land, building and improvements	$33,139	$32,874
Machinery and equipment	569,602	558,679
Transportation equipment	13,565	12,909
Furniture and office equipment	4,462	4,371
Accumulated depreciation	(205,302)	(196,317)
Property, plant and equipment, net	$415,466	$412,516

For the three months ended January 31, 2026 and 2025 depreciation expense is as follows:

	Three Months Ended January 31,
(in thousands)	2026	2025
Cost of operations	$9,928	$9,623
General and administrative expenses	529	549
Total depreciation expense	$10,457	$10,172

Note 4. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the three months ended January 31, 2026. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  January 31, 2026 and  October 31, 2025:

	As of January 31,
	2026
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	7.9	$195,126	$-	$(157,377)	$1,479	$39,228
Trade name	2.8	5,097	-	(3,872)	417	1,642
Assembled workforce	0.1	1,650	-	(1,644)	-	6
Noncompete agreements	1.7	1,200	-	(863)	-	337
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(163,756)	$1,896	$91,713

	As of October 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.1	$195,126	$-	$(155,113)	$1,302	$41,315
Trade name	3.1	5,097	-	(3,731)	343	1,709
Assembled workforce	0.3	1,650	-	(1,628)	-	22
Noncompete agreements	2.0	1,200	-	(813)	-	387
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(161,285)	$1,645	$93,933

Amortization expense for the three months ended  January 31, 2026 and 2025 was $2.5 million and $3.0 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the three months ended January 31, 2026 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2025	$147,482	$26,966	$49,133	$223,581
Foreign currency translation	-	1,207	-	1,207
Balance as of January 31, 2026	$147,482	$28,173	$49,133	$224,788

Note 5. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  January 31, 2026 and October 31, 2025:

			January 31,	October 31,
(in thousands)	Interest Rates	Maturities	2026	2025
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	425,000
Total debt, gross			425,000	425,000
Less: Unamortized deferred financing costs offsetting long term debt			(6,825)	(7,109)
Long term debt, net of unamortized deferred financing costs			$418,175	$417,891

Senior Notes - 2032 Notes

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company issued $425.0 million aggregate principal amount of its 7.500% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes accrues at a fixed rate of 7.500% per annum and is payable semi-annually on February 1st and August 1st of each year. The 2032 Notes will mature on February 1, 2032. The 2032 Notes are senior secured obligations and are secured by second‑priority liens on substantially all assets of the Issuer and the guarantors, subject to first‑priority liens securing obligations under the ABL Facility (as defined below). As of January 31, 2026, there were no material changes to the terms of our long-term debt and as of that date, the Company was in compliance with all covenants under the Indenture. For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

ABL Credit Facility

The asset-backed loan credit facility ("ABL Facility") provides a maximum revolver available of $350.0 million, letter of credit sublimit of $32.5 million and matures on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. The ABL Facility also provides for an uncommitted accordion feature under which we can, subject to specified conditions, increase the ABL Facility by up to an additional $25.0 million.

There was no outstanding balance under the ABL Facility as of  January 31, 2026 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement. The Company utilizes the ABL Facility to support its working capital arrangement.

As of January 31, 2026 we had $297.3 million of available borrowing capacity under the ABL Facility, $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets and amortized over the term of the facility. The Company had capitalized debt issuance costs related to the revolving credit facilities of $1.9 million as of January 31, 2026.

For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

Note 6. Accrued Payroll and Payroll Expense

The following table summarizes accrued payroll and expenses as of January 31, 2026 and  October 31, 2025:

	As of January 31,	As of October 31,
(in thousands)	2026	2025
Accrued vacation	$2,592	$2,596
Accrued payroll	1,784	2,806
Accrued bonus	1,338	4,764
Accrued employee-related taxes	1,733	1,716
Other accrued	65	92
Total accrued payroll and payroll expenses	$7,512	$11,973

Note 7. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of January 31, 2026 and  October 31, 2025:

	As of January 31,	As of October 31,
(in thousands)	2026	2025
Accrued self-insured commercial liabilities	$11,426	$11,134
Accrued self-insured health liabilities	1,333	1,389
Accrued interest	15,938	7,969
Accrued equipment purchases	1,130	124
Accrued property, sales and use tax	3,415	3,811
Accrued professional fees	1,065	891
Other	4,069	3,412
Total accrued expenses and other current liabilities	$38,376	$28,730

Note 8. Stockholders’ Equity

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three months ended January 31, 2026 and 2025. All repurchases were at market value.

	Three Months Ended January 31,
(in thousands, except price per share)	2026	2025
Shares repurchased	651	296
Total cost of shares repurchased	$4,082	$1,934
Average price per share	$6.27	$6.53

Note 9. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the periods ended  January 31, 2026 and 2025 by revenue type:

	Three Months Ended January 31,
(in thousands)	2026	2025
Service revenue	$81,652	$78,028
Lease fixed revenue	5,472	5,000
Lease variable revenue	3,437	3,419
Total revenue	$90,561	$86,447

For further information, see Note 2 of the notes to consolidated financial statements in our Annual Report.

Note 10. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
(in thousands)	2026	2025

Loss before income taxes	$(3,544)	$(3,675)
Income tax benefit	$(1,102)	$(1,036)

For the three months ended January 31, 2026 and 2025, the Company’s effective tax rate was 31.1% and 28.2%, respectively. The comparability of the effective tax rate was largely driven by permanent differences. While these differences did not quantitatively change, changes in estimated annual income amplified their relative impact for the three months ended January 31, 2026 compared to January 31, 2025. This increase was partially offset by changes in the impacts from share-based compensation.

Note 11. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,
(in thousands)	2026	2025
Compensation expense – restricted stock	$561	$332
Compensation expense – stock options	57	35
Total	$618	$367

Total cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's for the three months ended January 31, 2026 and 2025 were $0.5 million and $0.6 million, respectively.

Note 12. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
(in thousands, except per share amounts)	2026	2025
Net loss (numerator):
Net loss attributable to Concrete Pumping Holdings, Inc.	$(2,442)	$(2,639)
Less: Accretion of liquidation preference on preferred stock	(441)	(440)
Net loss attributable to common stockholders (numerator for basic earnings per share)	$(2,883)	$(3,079)

Weighted average shares (denominator):
Weighted average shares - basic	51,009	53,045
Weighted average shares - diluted	51,009	53,045

Basic earnings per share	$(0.06)	$(0.06)
Diluted earnings per share	$(0.06)	$(0.06)

Certain outstanding stock awards, options and preferred stock as provided below were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive. For the three months ended January 31, 2026, 2.5 million shares of Series A Preferred Stock, 1.1 million of restricted stock units and 0.2 million of outstanding options were excluded. For the three months ended January 31, 2025, 2.5 million shares of Series A Preferred Stock, 0.3 million of restricted stock units and 0.1 million of outstanding options were excluded.

Dividends

On January 14, 2025, the Company's Board of Directors declared a special cash dividend of $1.00 per share of common stock, totaling approximately $53.1 million, to shareholders of record as of January 24, 2025, with a payment date on February 3, 2025.

Note 13. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$1,281	$1,253
Cash paid for interest	$22	$11,394
Cash refunded for income taxes	$(200)	$-

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$908	$981

The table below shows property, plant and equipment acquired but not yet paid for as of  January 31, 2026 and 2025:

	As of January 31,
(in thousands)	2026	2025
Beginning of period:
PP&E acquired but not yet paid	$425	$1,591

End of period:
PP&E acquired but not yet paid	$1,429	$2,549

Note 14. Fair Value Measurement

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments, which approximates fair value. The Company’s outstanding obligations on its asset-backed loan ("ABL") credit facility are deemed to be at fair value as the interest rates on these debt obligations are variable and consistent with prevailing rates. There were no changes since October 31, 2025 in the Company's valuation techniques used to measure fair value.

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs. The fair value amount of the long-term debt instruments as of  January 31, 2026 and October 31, 2025 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of January 31,		As of October 31,
	2026		2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$425,000	$426,063	$425,000	$427,656

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

Note 15. Commitments and Contingencies

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

The following table summarizes as of  January 31, 2026 and  October 31, 2025 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of January 31, 2026	As of October 31, 2025
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$11,426	$11,134
Self-insured commercial liability, non-current	Other non-current liabilities	10,458	10,789
Total self-insured commercial liabilities		$21,884	$21,923

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$946	$954
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,458	10,789
Total expected recoveries related to self-insured commercial liabilities		$11,404	$11,743

Total self-insured commercial liability, net of expected recoveries		$10,480	$10,180

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

As of  January 31, 2026 and  October 31, 2025, the Company had accrued $1.3 million and $1.4 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of January 31, 2026, total outstanding letters of credit totaled $18.5 million, all of which had been committed to the Company's commercial insurance providers.

Note 16. Segment Reporting

The Company conducts business through three reportable segments based on geography and the nature of services sold, U.S. Concrete Pumping, U.S. Concrete Waste Management Services and U.K. Operations. Any differences between segment reporting and consolidated results are reflected in Other/Eliminations below or noted as intersegment amounts. All other non-segmented assets primarily include cash and cash equivalents and intercompany eliminations. The accounting policies of the segment reporting are the same as those described in Note 2 of our Annual Report.

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

The following tables summarize the Company’s segment results, provide a reconciliation of total segment adjusted EBITDA to loss before income taxes and discloses other segmented balances or expenditures for the three months ending January 31, 2026 and 2025:

	Three Months Ended January 31, 2026
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$59,941	$18,072	$12,548		$90,561

Segment expenses:
Segment employee cost of operation expenses (2)(3)	21,008	3,278	4,140		28,426
Repairs & maintenance (2)	5,274	886	885		7,045
Fuel (2)	3,091	710	1,064		4,865
Segment employee G&A expenses (2)(4)	7,056	2,413	1,490		10,959
Other segment items (5)	8,648	2,410	1,894		12,952
Total segment adjusted EBITDA	$14,864	$8,375	$3,075		$26,314

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$12,928
Interest expense and amortization of deferred financing costs, net of interest income					8,082
Unallocated corporate expenses					8,289
Stock-based compensation					618
Other income, net					(33)
Other adjustments					(26)
Loss before income taxes					$(3,544)

Other segment disclosures:
Total assets (at quarter end)	$703,497	$202,182	$126,967	$(148,920)	$883,726
Capital expenditures	$6,355	$1,252	$1,909	$-	$9,516

(1)	For the three months ended January 31, 2026, intersegment revenue of $0.1 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Three Months Ended January 31, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$56,914	$16,693	$12,840		$86,447

Segment expenses:
Segment employee cost of operation expenses (2)(3)	20,498	3,145	3,899		27,542
Repairs & maintenance (2)	4,363	702	899		5,964
Fuel (2)	2,959	647	1,184		4,790
Segment employee G&A expenses (2)(4)	7,465	2,452	1,392		11,309
Other segment items (5)	6,977	2,303	1,819		11,099
Total segment adjusted EBITDA	$14,652	$7,444	$3,647		$25,743

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$13,200
Interest expense and amortization of deferred financing costs, net of interest income					5,802
Unallocated corporate expenses					8,732
Loss on debt extinguishment					1,392
Stock-based compensation					367
Other income, net					(34)
Other adjustments					(41)
Loss before income taxes					$(3,675)

Other segment disclosures:
Total assets (at quarter end)	$741,151	$193,548	$113,544	$(135,358)	$912,885
Capital expenditures	$2,185	$1,967	$1,678	$11	$5,841

(1)	For the three months ended January 31, 2025, intersegment revenue of $0.1 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis together with Concrete Pumping Holdings, Inc.’s (the "Company", "we", "us" or "our") condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. All references to "Notes" in this Item 2 of Part I refer to the notes to condensed consolidated financial statements included in Item 1 of Part I of this Report. All references to "Annual Report" refers to our Form 10-K for the year ended October 31, 2025 filed with the SEC on January 13, 2026.

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

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan is a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan uses pans and roll-off containers specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has 23 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider primarily operating in the United Kingdom ("U.K."). Our U.K. core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 35 branch locations throughout the U.K. and Republic of Ireland, with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three months ended January 31, 2026 and 2025.

Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025

Revenue

	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Revenue
U.S. Concrete Pumping	$59,941	$56,914	$3,027	5.3%
U.S. Concrete Waste Management Services(1)	18,072	16,693	1,379	8.3%
U.K. Operations	12,548	12,840	(292)	(2.3)%
Total revenue	$90,561	$86,447	$4,114	4.8%

(1) For both the three months ended January 31, 2026 and 2025, intersegment revenue of $0.1 million is excluded.

Total revenue. Total revenues were $90.6 million for the three months ended January 31, 2026 compared to $86.4 million for the three months ended January 31, 2025. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 5.3%, or $3.0 million, from $56.9 million in the first quarter of fiscal 2025 to $59.9 million for the first quarter of fiscal 2026, primarily attributable to (1) an increase in commercial and infrastructure construction volumes and pricing, mostly related to growing data center and infrastructure projects, and (2) generally more favorable weather conditions across our U.S. regions. These improvements were partially offset by a continued slowdown in light commercial construction demand and subdued residential construction demand, mostly due to high interest rates and economic uncertainty around tariffs through the first quarter of 2026.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 8.3%, or $1.4 million, from $16.7 million in the first quarter of fiscal 2025 to $18.1 million for the first quarter of fiscal 2026. The increase in revenue was driven by organic volume growth and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment decreased by 2.3%, or $0.3 million, from $12.8 million in the first quarter of fiscal 2025 to $12.5 million for the first quarter of fiscal 2026. Excluding the impact from foreign currency translation, revenue was down 8.0% year-over-year, due to lower volumes caused by a continued slowdown in commercial construction demand.

Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Gross Profit and Gross Margin
Gross Profit	$31,964	$31,235	$729	2.3%
Gross Margin	35.3%	36.1%

Gross margin. Our gross margin for the first quarter of fiscal 2026 was 35.3% compared to 36.1% in the first quarter of fiscal 2025. The slight decrease in gross margin was primarily related to increases in commercial insurance expense and repair and maintenance activity.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the three months ended January 31, 2026 were $27.5 million, a decrease of $0.3 million from $27.8 million in the three months ended January 31, 2025. G&A expenses as a percent of revenue were 30.4% for the first quarter of fiscal 2026 compared to 32.2% for the same period a year ago.

For the first quarter of fiscal 2026, excluding amortization of intangible assets of $2.5 million, depreciation expense of $0.5 million, and stock-based compensation expense of $0.6 million, G&A expenses were $23.9 million (26.4% of revenue). For the first quarter of fiscal 2025, excluding amortization of intangible assets of $3.0 million, depreciation expense of $0.5 million, and stock-based compensation expense of $0.4 million, G&A expenses were $23.9 million (27.7% of revenue).

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the first quarter of fiscal 2026 was $8.4 million, up $2.2 million from $6.2 million in the first quarter of fiscal 2025. The increase was primarily attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $2.3 million.

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

Income tax expense

Income tax expense. For the three months ended January 31, 2026 and 2025 the Company’s effective tax rate was 31.1% and 28.2%, respectively. The comparability of the effective tax rate was largely driven by permanent differences. While these differences did not quantitatively change, changes in estimated annual income amplified their relative impact for the three months ended January 31, 2026 compared to January 31, 2025. This increase was partially offset by changes in the impacts from share-based compensation.

Net Income (Loss) and Adjusted EBITDA Results

	Net Income (Loss)
	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$(2,752)	$(3,080)	$328	10.6%
U.S. Concrete Waste Management Services	653	224	429	191.5%
U.K. Operations	(343)	217	(560)	(258.1)%
Total	$(2,442)	$(2,639)	$197	7.5%

	Adjusted EBITDA
	Three Months Ended January 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$9,696	$9,159	$537	5.9%
U.S. Concrete Waste Management Services	6,029	5,024	1,005	20.0%
U.K. Operations	2,300	2,828	(528)	(18.7)%
Total	$18,025	$17,011	$1,014	6.0%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $2.8 million for the first quarter of fiscal 2026 compared to a net loss of $3.1 million for the first quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Pumping segment was $9.7 million for the first quarter of fiscal 2026, up $0.5 million from $9.2 million for the same period in fiscal 2025. The decrease in net loss was primarily driven by the increase in revenue as discussed above and a decrease in debt extinguishment costs, partially offset by an increase in interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue as discussed above.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $0.7 million for the first quarter of fiscal 2026 compared to a net income of $0.2 million for the first quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $6.0 million for the first quarter of fiscal 2026, up $1.0 million from $5.0 million for the same period in fiscal 2025. The increase in net income was primarily driven by the increase in revenue as discussed above and a decrease in debt extinguishment costs, partially offset by an increase in interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue as discussed above.

U.K. Operations. Net loss for our U.K. Operations segment was $0.3 million for the first quarter of fiscal 2026 compared to net income of $0.2 million for the first quarter of fiscal 2025. Adjusted EBITDA for our U.K. Operations segment was $2.3 million for the first quarter of fiscal 2026, down $0.5 million from $2.8 million from the same period in fiscal 2025. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily related to the decrease in revenue as discussed above.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of January 31, 2026, we had $53.0 million of cash and cash equivalents and $297.3 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $350.3 million.

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

Our working capital surplus as of January 31, 2026 was $56.9 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the three months ended January 31, 2026 and 2025 were approximately $9.5 million and $5.8 million, respectively. See "Cash Flow" discussion below for more information.

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

There was no outstanding balance under the ABL Facility as of January 31, 2026 and as of that date, the Company was in compliance with all debt covenants. In addition, as of January 31, 2026, the Company had $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. As of January 31, 2026, we had $297.3 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had debt issuance costs related to the revolving credit facilities of $1.9 million as of January 31, 2026.

See Note 5 of Part I, Item I in this document for more information on the Senior Notes and ABL Facility.

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

Net cash provided by operating activities during the three months ended January 31, 2026 was $21.4 million. The Company had a net loss of $2.4 million, which included net non-cash expense items of $13.5 million. In addition, we had cash inflows related to a decrease in our working capital of $10.3 million. Cash inflows related to working capital activity include a decrease in receivables of $7.9 million and increases in other operating liabilities of $1.9 million and accounts payable of $1.6 million, partially offset by increases to inventory of $0.8 million and other operating assets of $0.3 million. The decrease in receivables is due to seasonal decreases in sales volumes during the three months ended January 31, 2026. The increase in other operating liabilities is primarily related to the timing of our periodic senior notes interest payments partially offset by payments on operating leases. The increase in accounts payable is driven by the general timing of invoices.

Net cash provided by operating activities during the three months ended January 31, 2025 was $6.0 million. The Company had a net loss of $2.6 million, which included net non-cash expense items of $14.7 million. In addition, we had cash inflows related to a decrease in our working capital of $6.0 million. Cash inflows related to working capital activity include a decrease to other operating liabilities of $14.1 million, a decrease to accounts payable of $3.3 million, an increase in other operating assets of $1.4 million and an increase in inventory of $0.3 million, partially offset by a decrease to receivables of $13.2 million. The decrease in other operating liabilities is mainly due to a change in timing of payment of our 2026 Notes due to the refinancing activity previously discussed. The decrease in accounts payable is driven by a slowdown in business activity and the general timing of invoices. The decrease in receivables is due to seasonal decreases in sales volumes during the three months ended January 31, 2025

Cash flow used in investing activities. Net cash used in operating activities generally reflects the cash outflows for property, plant and equipment.

We used $8.3 million to fund investing activities during the three months ended January 31, 2026. The Company used $9.5 million for the purchase of property, plant and equipment, which was partially offset by $1.2 million in proceeds from the sale of property, plant and equipment.

We used $3.9 million to fund investing activities during the three months ended January 31, 2025. The Company used $5.8 million for the purchase of property, plant and equipment, which was partially offset by $1.9 million in proceeds from the sale of property, plant and equipment.

Cash flow provided by (used in) financing activities.

Net cash used in financing activities was $4.9 million for the three months ended January 31, 2026. Cash used in financing activities included $4.6 million in purchase of treasury stock, which included $4.1 million purchased under the share repurchase program and $0.5 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities and $0.3 million for other financing activities.

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

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense and amortization of deferred financing costs, net of interest income, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Other adjustments include non-recurring expenses, non-cash currency gains/losses, transaction expenses and other items not necessarily indicative of our underlying operating performance. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods.

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

	Three Months Ended January 31,
(in thousands)	2026	2025
Consolidated
Net loss	$(2,442)	$(2,639)
Interest expense and amortization of deferred financing costs, net of interest income	8,082	5,802
Income tax benefit	(1,102)	(1,036)
Depreciation and amortization	12,928	13,200
EBITDA	17,466	15,327
Loss on debt extinguishment	-	1,392
Stock-based compensation	618	367
Other income, net	(33)	(34)
Other adjustments	(26)	(41)
Adjusted EBITDA	$18,025	$17,011

U.S. Concrete Pumping
Net loss	$(2,752)	$(3,080)
Interest expense and amortization of deferred financing costs, net of interest income	4,858	3,311
Income tax benefit	(1,249)	(1,180)
Depreciation and amortization	8,422	9,075
EBITDA	9,279	8,126
Loss on debt extinguishment	-	862
Stock-based compensation	409	238
Other income, net	(1)	(13)
Other adjustments	9	(54)
Adjusted EBITDA	$9,696	$9,159

U.S. Concrete Waste Management Services
Net income	$653	$224
Interest expense and amortization of deferred financing costs, net of interest income	2,465	1,772
Income tax expense	306	83
Depreciation and amortization	2,443	2,276
EBITDA	5,867	4,355
Loss on debt extinguishment	-	530
Stock-based compensation	209	129
Other income, net	(12)	(3)
Other adjustments	(35)	13
Adjusted EBITDA	$6,029	$5,024

U.K. Operations
Net income (loss)	$(343)	$217
Interest expense and amortization of deferred financing costs, net of interest income	759	719
Income tax expense (benefit)	(159)	61
Depreciation and amortization	2,063	1,849
EBITDA	2,320	2,846
Other income, net	(20)	(18)
Adjusted EBITDA	$2,300	$2,828

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the three months ended January 31, 2026 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under "Commitments and Contingencies—Litigation" in Note 15 of the notes to the condensed consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2026, under our share repurchase program, we repurchased an aggregate of 650,597 shares of our common stock for a total of $4.0 million at an average price of $6.21 per share. The following table reflects issuer purchases of equity securities for the three months ended January 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1,3)
November 1, 2025 - November 30, 2025	241,579		$6.15		241,579	$17.1
December 1, 2025 - December 31, 2025	163,464		6.63		163,464	16.0
January 1, 2026 - January 31, 2026	326,002		6.10		245,554	14.5
Total	731,045	(4)	$6.24	(5)	650,597	$14.5
(1)	Excludes commission cost and any applicable excise taxes incurred on share repurchases.
(2)	From June 2022 through April 2025, the board of directors of the Company approved (through various resolutions) an aggregate authorization of $35.0 million for the Company’s share repurchase program. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program from March 31, 2025 to December 31, 2026, which was announced March 11, 2025. Further, in June 2025, the board of directors of the Company approved an authorization of $15.0 million increase for the Company’s share repurchase program, which was announced June 5, 2025. This brings the total share repurchase program authorizations to $50.0 million.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the quarter covered by this Quarterly Report on Form 10-Q.
(4)	Of the 731,045 shares included in this column, 650,597 were purchased under the share repurchase program and the remaining 80,448 shares reflect shares of common stock purchased into treasury stock in order to satisfy employee tax withholding obligations for the vesting of stock awards.
(5)	Of the $6.24 per share included in this column, 650,597 were purchased under the share repurchase program at $6.21 per share and the remaining 80,448 shares reflect shares of common stock purchased into treasury stock at $6.47 per share in order to satisfy employee tax withholding obligations for the vesting of stock awards.

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

Dated: March 10, 2026