Form 10-Q
period 2026-04-30
Concrete Pumping Holdings, Inc.
filed 2026-06-04
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 29, 2026, the registrant had 50,393,420 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED April 30, 2026

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of April 30,	As of October 31,
(in thousands, except per share amounts)	2026	2025

Current assets:
Cash and cash equivalents	$38,694	$44,394
Receivables, net of allowance for doubtful accounts of $811 and $905, respectively	57,113	53,132
Inventory	8,617	7,419
Prepaid expenses and other current assets	18,852	8,408
Total current assets	123,276	113,353

Property, plant and equipment, net	419,981	412,516
Intangible assets, net	94,556	93,933
Goodwill	224,482	223,581
Right-of-use operating lease assets	23,289	22,943
Other non-current assets	10,701	11,195
Deferred financing costs	1,757	2,021
Total assets	$898,042	$879,542

Current liabilities:
Revolving loan	$583	$-
Operating lease obligations, current portion	5,223	4,851
Accounts payable	15,187	6,267
Accrued payroll and payroll expenses	12,587	11,973
Accrued expenses and other current liabilities	36,271	28,730
Income taxes payable	1,335	463
Total current liabilities	71,186	52,284

Long term debt, net of discount for deferred financing costs	418,459	417,891
Operating lease obligations, non-current	18,634	18,659
Deferred income taxes	90,986	89,431
Other non-current liabilities	11,138	11,488
Total liabilities	610,403	589,753

Commitments and contingencies (Note 16)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of April 30, 2026 and October 31, 2025	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 50,392,680 and 51,272,503 issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	6	6
Additional paid-in capital	391,520	389,880
Treasury stock	(48,906)	(41,687)
Accumulated other comprehensive income	4,912	1,589
Accumulated deficit	(84,893)	(84,999)
Total stockholders' equity	262,639	264,789

Total liabilities and stockholders' equity	$898,042	$879,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenue	$106,796	$93,958	$197,357	$180,404

Cost of operations	65,538	57,776	124,135	112,987
Gross profit	41,258	36,182	73,222	67,417

General and administrative expenses	29,200	27,922	56,659	55,672
Income from operations	12,058	8,260	16,563	11,745

Other income (expense):
Interest expense and amortization of deferred financing costs	(8,429)	(8,554)	(16,826)	(14,769)
Loss on extinguishment of debt	-	-	-	(1,392)
Interest income	220	260	535	673
Other income, net	36	28	69	62
Total other expense	(8,173)	(8,266)	(16,222)	(15,426)

Income (loss) before income taxes	3,885	(6)	341	(3,681)

Income tax expense (benefit)	1,337	(2)	235	(1,038)

Net income (loss)	2,548	(4)	106	(2,643)

Less accretion of liquidation preference on preferred stock	(427)	(426)	(868)	(865)

Income (loss) available to common shareholders	$2,121	$(430)	$(762)	$(3,508)

Weighted average common shares outstanding (Note 13)
Basic	50,528	52,699	50,772	52,875
Diluted	51,010	52,699	50,772	52,875

Net income (loss) per common share (Note 13)
Basic	$0.04	$(0.01)	$(0.02)	$(0.07)
Diluted	$0.04	$(0.01)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$2,548	$(4)	$106	$(2,643)

Other comprehensive income:
Foreign currency translation adjustment	(963)	6,567	3,323	3,572

Total comprehensive income	$1,585	$6,563	$3,429	$929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, January 31, 2026	50,779,137	$6	$390,498	$(46,289)	$5,875	$(87,441)	$262,649
Stock-based compensation expense	-	-	1,022	-	-	-	1,022
Shares issued under stock-based program	5,061	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(391,518)	-	-	(2,617)	-	-	(2,617)
Net income	-	-	-	-	-	2,548	2,548
Foreign currency translation adjustment	-	-	-	-	(963)	-	(963)
Balance, April 30, 2026	50,392,680	$6	$391,520	$(48,906)	$4,912	$(84,893)	$262,639

Balance, January 31, 2025	53,146,589	$6	$388,199	$(29,981)	$(3,478)	$(94,011)	$260,735
Stock-based compensation expense	-	-	538	-	-	-	538
Shares issued under stock-based program	1,213	-	-	-	-	-	-
Treasury shares purchased under share repurchase program	(1,015,119)	-	-	(5,991)	-	-	(5,991)
Net loss	-	-	-	-	-	(4)	(4)
Foreign currency translation adjustment	-	-	-	-	6,567	-	6,567
Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2025	51,272,503	$6	$389,880	$(41,687)	$1,589	$(84,999)	$264,789
Stock-based compensation expense	-	-	1,640	-	-	-	1,640
Shares issued under stock-based program	242,740	-	-	-	-	-	-
Treasury shares purchased from shares issued under stock-based program	(80,448)	-	-	(520)	-	-	(520)
Treasury shares purchased under share repurchase program	(1,042,115)	-	-	(6,699)	-	-	(6,699)
Net income	-	-	-	-	-	106	106
Foreign currency translation adjustment	-	-	-	-	3,323	-	3,323
Balance, April 30, 2026	50,392,680	$6	$391,520	$(48,906)	$4,912	$(84,893)	$262,639

Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	905	-	-	-	905
Shares issued under stock-based program	416,546	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(1,311,386)	-	-	(7,925)	-	-	(7,925)
Dividend						(53,132)	(53,132)
Net loss	-	-	-	-	-	(2,643)	(2,643)
Foreign currency translation adjustment	-	-	-	-	3,572	-	3,572
Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30,
(in thousands)	2026	2025
Net income (loss)	$106	$(2,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash operating lease expense	2,551	2,575
Foreign currency adjustments	(117)	(54)
Depreciation	20,883	20,726
Deferred income taxes	(316)	(2,706)
Amortization of deferred financing costs	832	896
Amortization of intangible assets	4,925	6,058
Stock-based compensation expense	1,640	905
Loss on extinguishment of debt	-	1,392
Net gain on the sale of property, plant and equipment	(848)	(188)
Other operating activities	(167)	(46)
Net changes in operating assets and liabilities:
Receivables	(1,476)	8,407
Inventory	(986)	(130)
Other operating assets	1,156	(6,297)
Accounts payable	2,780	4,296
Other operating liabilities	(1,466)	(2,424)
Net cash provided by operating activities	29,497	30,767

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,609)	(19,491)
Proceeds from sale of property, plant and equipment	2,674	3,232
Acquisition of net assets, net of cash acquired - Templant	(11,150)	-
Net cash used in investing activities	(28,085)	(16,259)

Cash flows from financing activities:
Proceeds on long term debt	-	425,000
Payments on long term debt	-	(375,000)
Proceeds on revolving loan	116,891	124,474
Payments on revolving loan	(116,314)	(124,494)
Dividends paid	-	(53,132)
Payment of debt issuance costs	-	(8,153)
Purchase of treasury stock	(7,163)	(8,508)
Other financing activities	(740)	(136)
Net cash used in financing activities	(7,326)	(19,949)
Effect of foreign currency exchange rate changes on cash	214	188
Net decrease in cash and cash equivalents	(5,700)	(5,253)
Cash and cash equivalents:
Beginning of period	44,394	43,041
End of period	$38,694	$37,788

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

In the second quarter of 2026, the Company, through its U.K. operations under the Camfaud brand, acquired Templant Hire Limited (“Templant”), marking the Company’s entry into the U.K. temporary power market and establishing a platform in this adjacent sector. Templant is a well-established provider of temporary power solutions with more than 300 pieces of revenue-producing equipment, including generators ranging from 20 kVA to 1250 kVA and fuel tanks. In addition to its core generator fleet, Templant offers a range of complementary service lines across temporary power and site infrastructure, including distribution equipment, cabling, fuel management, and on-site support services, positioning it as a broader solutions provider to customers.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2025 ("Annual Report"). During the six months ended April 30, 2026, there were no changes to those accounting policies.

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

Newly adopted accounting pronouncements

ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07") - In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard for our fiscal year 2025 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 17 for further information.

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

Note 3. Business Combinations

April 2026 (Fiscal 2026) Templant Acquisition

On April 1, 2026, the Company completed the acquisition of Templant for total purchase consideration of $11.1 million, net of $1.0 million cash acquired, paid in cash and subject to working capital adjustments. This transaction marked the Company's entry into the U.K. temporary power market, complementing Camfaud’s existing concrete pumping operations in the U.K. and enhancing its ability to support customers across the construction and infrastructure sectors, while advancing the Company's strategy of building a diversified, multi-service platform.

The Company will account for this transaction as a business combination under ASC Topic 805, Business Combinations (“ASC 805”). As of April 30, 2026, the preliminary accounting for the transaction, including the valuation of acquired equipment and intangible assets, was based on the best estimates of management and is subject to revisions based on the final valuations. The preliminary allocation of the $11.1 million purchase consideration as of April 30, 2026 includes property plant and equipment of $6.8 million, intangible assets of $5.3 million, right-of-use operating lease assets of $1.7 million and related operating lease liabilities of $1.7 million, net working capital of $1.3 million, and other tax-related liabilities of $2.2 million. Identifiable intangibles preliminarily recognized include customer relationships of $4.0 million with an estimated useful life of 15 years, trade name of $1.0 million with an indefinite estimated useful life and noncompete agreements of $0.3 million with an estimated useful life of 3 years. The Company has not yet finalized the valuation of certain acquired assets and assumed liabilities, including property, plant and equipment, intangible assets, operating lease right-of-use assets and liabilities, and income tax-related balances. The Company expects to complete its accounting analysis and record the results of the final purchase price allocation within the measurement period and will reflect any adjustments to provisional amounts in the reporting period in which they are determined.

The Templant transaction includes an earnout provision where specific retained employees would potentially receive a cash earnout based on the achievement of specified performance targets over a three-year period ending March 31, 2029. The maximum undiscounted potential payout is £1.9 million. In accordance with GAAP, the Company evaluates the likelihood of achieving the performance conditions and recognizes the related liability when it is both probable that the conditions will be met and the amount is reasonably estimable. As of April 30, 2026, the Company concluded that these criteria were not met and, accordingly, no contingent liability has been recorded. The Company will reassess this conclusion at each reporting period and will recognize expense and a corresponding liability in the period in which the recognition criteria are satisfied.

Unaudited Pro Forma Financial Information

The below unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Templant business combination discussed above as if it had occurred on November 1, 2024. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Templant business combination had been completed on November 1, 2024, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Total pro forma revenue	$108,178	$95,968	$200,811	$184,424
Total pro forma net (loss) income	$2,953	$226	$791	$(2,104)

Significant pro forma adjustments include (i) transaction costs related to the acquisition and (ii) the recognition of acquired tangible and identifiable intangible assets at their estimated fair values as of November 1, 2024. These assets are depreciated or amortized over their respective estimated useful lives. All adjustments are presented net of applicable tax impacts.

Templant contributed $0.7 million of revenue and $0.1 million of net income for the three months ended April 30, 2026. For the three months ended April 30, 2026, the Company recognized $0.3 million in transaction related costs in connection with the Templant acquisition.

Note 4. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of April 30, 2026 and  October 31, 2025 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2026	2025
Expected recoveries related to self-insured commercial liabilities	$1,669	$954
Prepaid insurance	11,031	4,825
Prepaid licenses and deposits	1,846	1,240
Other current assets and prepaids	4,306	1,389
Total prepaid expenses and other current assets	$18,852	$8,408

Note 5. Property, Plant and Equipment

The significant components of property, plant and equipment as of April 30, 2026 and  October 31, 2025 are comprised of the following:

	As of April 30,	As of October 31,
(in thousands)	2026	2025
Land, building and improvements	$33,137	$32,874
Machinery and equipment	578,486	558,679
Transportation equipment	14,688	12,909
Furniture and office equipment	4,538	4,371
Accumulated depreciation	(210,868)	(196,317)
Property, plant and equipment, net	$419,981	$412,516

For the three and six months ended April 30, 2026 and 2025 depreciation expense is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Cost of operations	$9,888	$10,004	$19,816	$19,627
General and administrative expenses	538	550	1,067	1,099
Total depreciation expense	$10,426	$10,554	$20,883	$20,726

Note 6. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the six months ended April 30, 2026. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  April 30, 2026 and  October 31, 2025:

	As of April 30,
	2026
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.2	$199,125	$-	$(159,634)	$1,507	$40,998
Trade name	2.6	5,097	-	(4,013)	397	1,481
Assembled workforce	-	1,650	-	(1,650)	-	-
Noncompete agreements	2.1	1,467	-	(913)	4	558
Indefinite-lived intangible assets:
Trade names (indefinite life)		56,500	(5,000)	-	19	51,519
Total intangibles		$263,839	$(5,000)	$(166,210)	$1,927	$94,556

	As of October 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.1	$195,126	$-	$(155,113)	$1,302	$41,315
Trade name	3.1	5,097	-	(3,731)	343	1,709
Assembled workforce	0.3	1,650	-	(1,628)	-	22
Noncompete agreements	2.0	1,200	-	(813)	-	387
Indefinite-lived intangible assets:
Trade names (indefinite life)		55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(161,285)	$1,645	$93,933

Amortization expense for the three months ended  April 30, 2026 and 2025 was $2.4 million and $3.1 million, respectively. Amortization expense for the six months ended  April 30, 2026 and 2025 was $4.9 million and $6.1 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the six months ended April 30, 2026 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2025	$147,482	$26,966	$49,133	$223,581
Foreign currency translation	-	901	-	901
Balance as of April 30, 2026	$147,482	$27,867	$49,133	$224,482

Note 7. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  April 30, 2026 and October 31, 2025:

			April 30,	October 31,
(in thousands)	Interest Rates	Maturities	2026	2025
ABL Facility - short term	Varies	September 2029	$583	$-
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	425,000
Total debt, gross			425,583	425,000
Less: Unamortized deferred financing costs offsetting long term debt			(6,541)	(7,109)
Less: Current portion			(583)	-
Long term debt, net of unamortized deferred financing costs			$418,459	$417,891

Senior Notes - 2032 Notes

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company issued $425.0 million aggregate principal amount of its 7.500% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes accrues at a fixed rate of 7.500% per annum and is payable semi-annually on February 1st and August 1st of each year. The 2032 Notes will mature on February 1, 2032. The 2032 Notes are senior secured obligations and are secured by second‑priority liens on substantially all assets of the Issuer and the guarantors, subject to first‑priority liens securing obligations under the ABL Facility (as defined below). As of April 30, 2026, there were no material changes to the terms of our long-term debt and as of that date, the Company was in compliance with all covenants under the Indenture. For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

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

There was an outstanding balance of $0.6 million under the ABL Facility as of  April 30, 2026 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement. The Company utilizes the ABL Facility to support its working capital arrangement.

As of April 30, 2026 we had $307.6 million of available borrowing capacity under the ABL Facility, $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets and amortized over the term of the facility. The Company had unamortized debt issuance costs related to the revolving credit facilities of $1.8 million as of April 30, 2026.

For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of April 30, 2026 and  October 31, 2025:

	As of April 30,	As of October 31,
(in thousands)	2026	2025
Accrued self-insured commercial liabilities	$12,401	$11,134
Accrued self-insured health liabilities	2,042	1,389
Accrued insurance premiums	3,961	-
Accrued interest	7,969	7,969
Accrued equipment purchases	1,037	124
Accrued property, sales and use tax	4,001	3,811
Accrued professional fees	1,223	891
Other	3,637	3,412
Total accrued expenses and other current liabilities	$36,271	$28,730

Note 9. Stockholders’ Equity

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and six months ended April 30, 2026 and 2025. All repurchases were at market value.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except price per share)	2026	2025	2026	2025
Shares repurchased	392	1,015	1,042	1,311
Total cost of shares repurchased	$2,617	$5,991	$6,699	$7,925
Average price per share	$6.68	$5.90	$6.43	$5.99

Note 10. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the three and six months ended April 30, 2026 and 2025 by revenue type:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Service revenue	$97,455	$85,194	$179,107	$163,221
Lease fixed revenue	6,187	5,605	11,659	10,605
Lease variable revenue	3,154	3,159	6,591	6,578
Total revenue	$106,796	$93,958	$197,357	$180,404

For further information, see Note 2 of the notes to consolidated financial statements in our Annual Report.

Note 11. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025

Income (loss) before income taxes	$3,885	$(6)	$341	$(3,681)
Income tax expense (benefit)	$1,337	$(2)	$235	$(1,038)

For the three months ended April 30, 2026 and 2025, the Company’s effective tax rate was 34.4% and 33.3%, respectively. The comparability of the effective tax rate was largely driven by an increase in discrete items including prior period state tax adjustments.

For the six months ended April 30, 2026 and 2025, the Company’s effective tax rate was 68.9% and 28.2%, respectively. The comparability of the effective tax rate was largely driven by discrete items. While these items are not quantitatively significant, the relative proportionality to income before income taxes amplified their relative impact for the six months ended April 30, 2026 compared to April 30, 2025.

Note 12. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Compensation expense – restricted stock	$922	$491	$1,483	$823
Compensation expense – stock options	100	47	157	82
Total	$1,022	$538	$1,640	$905

No cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's were made for the three months ended  April 30, 2026 and 2025.  Total cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's for the six months ended April 30, 2026 and 2025 were $0.5 million and $0.6 million, respectively.

Note 13. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss) (numerator):
Net income (loss) attributable to Concrete Pumping Holdings, Inc.	$2,548	$(4)	$106	$(2,643)
Less: Accretion of liquidation preference on preferred stock	(427)	(426)	(868)	(865)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$2,121	$(430)	$(762)	$(3,508)

Weighted average shares (denominator):
Weighted average shares - basic	50,528	52,699	50,772	52,875
Weighted average shares - diluted	51,010	52,699	50,772	52,875

Basic earnings per share	$0.04	$(0.01)	$(0.02)	$(0.07)
Diluted earnings per share	$0.04	$(0.01)	$(0.02)	$(0.07)

Certain outstanding stock awards, options and preferred stock as provided below were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the three months ended April 30, 2026, 2.5 million shares of Series A Preferred Stock and 0.3 million of restricted stock units were excluded. For the six months ended April 30, 2026, 2.5 million shares of Series A Preferred Stock, 1.2 million of restricted stock units and 0.2 million of outstanding options were excluded.

For the three and six months ended April 30, 2025, 2.5 million shares of Series A Preferred Stock, 1.0 million of restricted stock units and 0.1 million of outstanding options were excluded.

Dividends

During the six months ended April 30, 2025, the Company paid a special cash dividend of $1.00 per share totaling approximately $53.1 million.

Note 14. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the six months ended April 30, 2026 and 2025:

	Six Months Ended April 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$2,608	$2,540
Cash paid for interest	$15,971	$11,420
Cash paid for income taxes, net	$450	$593

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,001	$1,022

The table below shows property, plant and equipment acquired but not yet paid for as of  April 30, 2026 and 2025:

	As of April 30,
(in thousands)	2026	2025
Beginning of period:
PP&E acquired but not yet paid	$425	$1,591

End of period:
PP&E acquired but not yet paid	$1,592	$695

Note 15. Fair Value Measurement

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs. The fair value amount of the long-term debt instruments as of  April 30, 2026 and October 31, 2025 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of April 30,		As of October 31,
	2026		2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$425,000	$431,375	$425,000	$427,656

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

Note 16. Commitments and Contingencies

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

The following table summarizes as of  April 30, 2026 and  October 31, 2025 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of April 30, 2026	As of October 31, 2025
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$12,401	$11,134
Self-insured commercial liability, non-current	Other non-current liabilities	10,338	10,789
Total self-insured commercial liabilities		$22,739	$21,923

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$1,669	$954
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,338	10,789
Total expected recoveries related to self-insured commercial liabilities		$12,007	$11,743

Total self-insured commercial liability, net of expected recoveries		$10,732	$10,180

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

As of  April 30, 2026 and  October 31, 2025, the Company had accrued $2.0 million and $1.4 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of April 30, 2026, total outstanding letters of credit totaled $18.5 million, all of which had been committed to the Company's commercial insurance providers.

Note 17. Segment Reporting

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

The following tables summarize the Company’s segment results, provide a reconciliation of total segment adjusted EBITDA to loss before income taxes and discloses other segmented balances or expenditures for the three and six months ending April 30, 2026 and 2025:

	Three Months Ended April 30, 2026
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$71,530	$20,344	$14,922		$106,796

Segment expenses:
Segment employee cost of operation expenses (2)(3)	23,433	3,558	5,221		32,212
Repairs & maintenance (2)	6,211	1,027	1,000		8,238
Fuel (2)	4,422	990	1,502		6,914
Segment employee G&A expenses (2)(4)	8,012	2,637	1,416		12,065
Other segment items (5)	8,463	2,317	1,951		12,731
Total segment adjusted EBITDA	$20,989	$9,815	$3,832		$34,636

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$12,880
Interest expense and amortization of deferred financing costs, net of interest income					8,209
Unallocated corporate expenses					8,233
Stock-based compensation					1,022
Other income, net					(36)
Other adjustments					443
Income before taxes					$3,885

Other segment disclosures:
Capital expenditures	$4,162	$3,448	$13,633	$-	$21,243

(1)	For the three months ended April 30, 2026, intersegment revenue of approximately $30,000 is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Three Months Ended April 30, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$62,109	$18,057	$13,792		$93,958

Segment expenses:
Segment employee cost of operation expenses (2)(3)	20,901	3,243	4,408		28,552
Repairs & maintenance (2)	4,174	1,126	717		6,017
Fuel (2)	3,385	741	1,251		5,377
Segment employee G&A expenses (2)(4)	7,637	2,359	1,492		11,488
Other segment items (5)	7,557	2,087	1,875		11,519
Total segment adjusted EBITDA	$18,455	$8,501	$4,049		$31,005

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$13,584
Interest expense and amortization of deferred financing costs, net of interest income					8,294
Unallocated corporate expenses					8,508
Stock-based compensation					538
Other income, net					(28)
Other adjustments					115
Loss before taxes					$(6)

Other segment disclosures:
Capital expenditures	$4,527	$4,262	$4,827	$34	$13,650

(1)	For the three months ended April 30, 2025, intersegment revenue of $0.1 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Six Months Ended April 30, 2026
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$131,471	$38,416	$27,470		$197,357

Segment expenses:
Segment employee cost of operation expenses (2)(3)	44,441	6,836	9,361		60,638
Repairs & maintenance (2)	11,485	1,913	1,885		15,283
Fuel (2)	7,513	1,700	2,566		11,779
Segment employee G&A expenses (2)(4)	15,068	5,050	2,906		23,024
Other segment items (5)	17,111	4,727	3,845		25,683
Total segment adjusted EBITDA	$35,853	$18,190	$6,907		$60,950

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$25,808
Interest expense and amortization of deferred financing costs, net of interest income					16,291
Unallocated corporate expenses					16,520
Stock-based compensation					1,640
Other income, net					(69)
Other adjustments					419
Income before taxes					$341

Other segment disclosures:
Total assets (at period end)	$713,377	$204,934	$141,501	$(161,770)	$898,042
Capital expenditures	$10,517	$4,700	$15,542	$-	$30,759

(1)	For the six months ended April 30, 2026, intersegment revenue of $0.1 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Six Months Ended April 30, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$119,022	$34,750	$26,632		$180,404

Segment expenses:
Segment employee cost of operation expenses (2)(3)	41,399	6,388	8,306		56,093
Repairs & maintenance (2)	8,538	1,828	1,616		11,982
Fuel (2)	6,343	1,388	2,435		10,166
Segment employee G&A expenses (2)(4)	15,102	4,811	2,884		22,797
Other segment items (5)	14,535	4,389	3,695		22,619
Total segment adjusted EBITDA	$33,105	$15,946	$7,696		$56,747

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$26,784
Interest expense and amortization of deferred financing costs, net of interest income					14,096
Unallocated corporate expenses					17,239
Loss on debt extinguishment					1,392
Stock-based compensation					905
Other income, net					(62)
Other adjustments					74
Loss before taxes					$(3,681)

Other segment disclosures:
Total assets (at period end)	$704,851	$195,133	$122,063	$(143,257)	$878,790
Capital expenditures	$6,712	$6,229	$6,505	$45	$19,491

(1)	For the six months ended April 30, 2025, intersegment revenue of $0.2 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

In recent years, we have successfully executed on our M&A strategy. This includes our acquisition of Templant Hire Limited ("Templant") in April 2026 for total cash consideration, net of cash acquired, of $11.1 million, which expanded our operations into the temporary power solution market in the United Kingdom, complementing Camfaud's existing concrete pumping operations and enhancing the Company's ability to offer broader service capabilities to customers across the construction and infrastructure sectors. The Company's management believes this expansion into temporary power represents a strategic growth opportunity and is consistent with the Company's broader strategy of diversifying its service offerings within existing geographic markets.

The results of Templant's operations are included in the Company's consolidated financial statements under our U.K. Operations segment from April 1, 2026. Because Templant was acquired during the current fiscal period and operates in a new service line, period-over-period comparisons of certain revenue and operating metrics may not be fully comparable to prior periods.

See Note 3 of Part I, Item I in this document for more information on acquisition activity.

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

U.K. Operations

Our U.K. Operations segment consists of our Camfaud, Premier, Templant and U.K. based Eco-Pan businesses. Camfaud is a concrete pumping service provider primarily operating in the United Kingdom ("U.K."). Our U.K. core business is primarily the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and does not contract to purchase, mix, or deliver concrete. Camfaud has approximately 35 branch locations throughout the U.K. and Republic of Ireland, with its corporate headquarters in Epping (near London), England. In addition, we have concrete waste management operations and temporary power operations. The concrete waste management operations are under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location. The temporary power operations are under our Templant brand name.

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and six months ended April 30, 2026 and 2025.

Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025

Revenue

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Revenue
U.S. Concrete Pumping	$71,530	$62,109	$9,421	15.2%
U.S. Concrete Waste Management Services(1)	20,344	18,057	2,287	12.7%
U.K. Operations	14,922	13,792	1,130	8.2%
Total revenue	$106,796	$93,958	$12,838	13.7%

(1) For the three months ended April 30, 2026, intersegment revenue of approximately $30,000 is excluded. For the three months ended April 30, 2025, intersegment revenue of $0.1 million is excluded.

Total revenue. Total revenues were $106.8 million for the three months ended April 30, 2026 compared to $94.0 million for the three months ended April 30, 2025. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 15.2%, or $9.4 million, from $62.1 million in the second quarter of fiscal 2025 to $71.5 million for the second quarter of fiscal 2026, primarily attributable to (1) an increase in commercial and infrastructure construction volumes and pricing, mostly related to growing data center and infrastructure projects, and (2) generally more favorable weather conditions across our U.S. regions. These improvements were partially offset by a continued slowdown in light commercial construction and subdued residential construction demand, mostly due to high interest rates and economic uncertainty through the second quarter of 2026.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 12.7%, or $2.3 million, from $18.1 million in the second quarter of fiscal 2025 to $20.3 million for the second quarter of fiscal 2026. The increase in revenue was driven by organic volume growth, growing data center and infrastructure projects, and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment increased by 8.2%, or $1.1 million, from $13.8 million in the second quarter of fiscal 2025 to $14.9 million for the second quarter of fiscal 2026. Excluding the impact of foreign currency translation, revenue increased 3.6% year-over-year, driven by a $0.7 million contribution from Templant, partially offset by lower volumes due to continued softness in commercial construction demand.

Gross Profit and Gross Margin

	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Gross Profit and Gross Margin
Gross Profit	$41,258	$36,182	$5,076	14.0%
Gross Margin	38.6%	38.5%

Gross margin. Our gross margin for the second quarter of fiscal 2026 was 38.6% was largely flat compared to 38.5% in the second quarter of fiscal 2025.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the three months ended April 30, 2026 were $29.2 million, an increase of $1.3 million from $27.9 million in the three months ended April 30, 2025. G&A expenses as a percent of revenue were 27.3% for the second quarter of fiscal 2026 compared to 29.7% for the same period a year ago. The increase in G&A expenses is primarily related to increases in labor costs of $1.0 million and stock-based compensation expense of $0.5 million, partially offset by a decrease in amortization of intangible assets of $0.6 million.

For the second quarter of fiscal 2026, excluding amortization of intangible assets of $2.5 million, stock-based compensation expense of $1.0 million, and depreciation expense of $0.5 million, G&A expenses were $25.2 million (23.6% of revenue). For the second quarter of fiscal 2025, excluding amortization of intangible assets of $3.0 million, depreciation expense of $0.6 million, and stock-based compensation expense of $0.5 million, G&A expenses were $23.8 million (25.3% of revenue). The increase in G&A expenses is primarily related to an increase in labor costs of $1.0 million.

Income tax expense (benefit)

Income tax expense (benefit). For the three months ended April 30, 2026 and 2025 the Company’s effective tax rate was 34.4% and 33.3%, respectively. The change in the effective tax rate was largely driven by an increase in discrete items including prior period state tax adjustments.

Six Months Ended April 30, 2026 Compared to the Six Months Ended April 30, 2025

Revenue

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Revenue
U.S. Concrete Pumping	$131,471	$119,022	$12,449	10.5%
U.S. Concrete Waste Management Services(1)	38,416	34,750	3,666	10.5%
U.K. Operations	27,470	26,632	838	3.1%
Total revenue	$197,357	$180,404	$16,953	9.4%

(1) For the six months ended April 30, 2026, intersegment revenue of $0.1 million is excluded. For the six months ended April 30, 2025, intersegment revenue of $0.2 million is excluded.

Total revenue. Total revenues were $197.4 million for the six months ended April 30, 2026 compared to $180.4 million for the six months ended April 30, 2025. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 10.5%, or $12.4 million, from $119.0 million in the six months ended April 30, 2025 to $131.5 million for the six months ended April 30, 2026, primarily attributable to (1) an increase in commercial and infrastructure construction volumes and pricing, mostly related to growing data center and infrastructure projects, and (2) generally more favorable weather conditions across our U.S. regions. These improvements were partially offset by a continued slowdown in light commercial construction and subdued residential construction demand, mostly due to high interest rates and economic uncertainty through the second quarter of 2026.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 10.5%, or $3.7 million, from $34.8 million in the six months ended April 30, 2025 to $38.4 million for the six months ended April 30, 2026. The increase in revenue was driven by organic volume growth, growing data center and infrastructure projects, and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment increased by 3.1%, or $0.8 million, from $26.6 million in the six months ended April 30, 2025 to $27.5 million for the six months ended April 30, 2026. Excluding the impact of foreign currency translation, revenue was down 2.1% year-over-year, driven by lower volumes due to continued softness in commercial construction demand, partially offset by a $0.7 million contribution from Templant.

Gross Profit and Gross Margin

	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Gross Profit and Gross Margin
Gross Profit	$73,222	$67,417	$5,805	8.6%
Gross Margin	37.1%	37.4%

Gross margin. Our gross margin for the six months ended April 30, 2026 was 37.1% compared to 37.4% in the six months ended April 30, 2025. The slight decrease in gross margin was primarily related to fuel and repair and maintenance cost inflation.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the six months ended April 30, 2026 were $56.7 million, an increase of $1.0 million from $55.7 million in the six months ended April 30, 2025. G&A expenses as a percent of revenue were 28.7% for the six months ended April 30, 2026 compared to 30.9% for the same period a year ago. The increase in G&A expenses is primarily related to an increase in stock-based compensation expense of $0.7 million, labor costs of $0.6 million and property and use tax costs of $0.5 million, partially offset by a decrease in amortization of intangible assets of $1.1 million.

For the six months ended April 30, 2026, excluding amortization of intangible assets of $4.9 million, stock-based compensation expense of $1.6 million, and depreciation expense of $1.1 million, G&A expenses were $49.1 million (24.9% of revenue). For the six months ended April 30, 2025, excluding amortization of intangible assets of $6.1 million, depreciation expense of $1.1 million, and stock-based compensation expense of $0.9 million, G&A expenses were $47.6 million (26.4% of revenue). The increase in G&A expenses is primarily related to an increase in labor costs of $0.6 million and property and use tax costs of $0.5 million.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the six months ended April 30, 2026 was $16.8 million, up $2.0 million from $14.8 million in the six months ended April 30, 2025. The increase was attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $2.0 million.

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

Income tax expense (benefit)

Income tax expense (benefit). For the six months ended April 30, 2026 and 2025 the Company’s effective tax rate was 68.9% and 28.2%, respectively. The change in the effective tax rate was largely driven by discrete items. While these items are not quantitatively significant, the relative proportionality to income before income taxes amplified their relative impact for the six months ended April 30, 2026 compared to April 30, 2025.

Net Income (Loss) and Adjusted EBITDA Results

	Net Income (Loss)
	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$715	$(1,601)	$2,316	*
U.S. Concrete Waste Management Services	1,913	1,202	711	59.2%
U.K. Operations	(80)	395	(475)	*
Total	$2,548	$(4)	$2,552	*
*Change is not meaningful

	Adjusted EBITDA
	Three Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$15,630	$12,663	$2,967	23.4%
U.S. Concrete Waste Management Services	7,703	6,655	1,048	15.7%
U.K. Operations	3,071	3,179	(108)	(3.4)%
Total	$26,404	$22,497	$3,907	17.4%

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $0.7 million for the second quarter of fiscal 2026 compared to a net loss of $1.6 million for the second quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Pumping segment was $15.6 million for the second quarter of fiscal 2026, up $3.0 million from $12.7 million for the same period in fiscal 2025. The increase in net income and adjusted EBITDA was primarily driven by the increase in revenue as discussed above.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $1.9 million for the second quarter of fiscal 2026 compared to a net income of $1.2 million for the second quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $7.7 million for the second quarter of fiscal 2026, up $1.0 million from $6.7 million for the same period in fiscal 2025. The increase in net income and adjusted EBITDA was primarily driven by the increase in revenue as discussed above.

U.K. Operations. Net loss for our U.K. Operations segment was $0.1 million for the second quarter of fiscal 2026 compared to net income of $0.4 million for the second quarter of fiscal 2025. Adjusted EBITDA for our U.K. Operations segment was $3.1 million for the second quarter of fiscal 2026, down $0.1 million from $3.2 million from the same period in fiscal 2025. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily driven by inflationary pressures which drove increases in labor, fuel, repair and maintenance costs as a percentage of revenue.

	Net Income (Loss)
	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$(2,037)	$(4,681)	$2,644	56.5%
U.S. Concrete Waste Management Services	2,565	1,426	1,139	79.9%
U.K. Operations	(422)	612	(1,034)	*
Total	$106	$(2,643)	$2,749	104.0%
*Change is not meaningful

	Adjusted EBITDA
	Six Months Ended April 30,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$25,285	$21,800	$3,485	16.0%
U.S. Concrete Waste Management Services	13,772	11,701	2,071	17.7%
U.K. Operations	5,373	6,007	(634)	(10.6)%
Total	$44,430	$39,508	$4,922	12.5%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $2.0 million for the six months ended April 30, 2026 compared to a net loss of $4.7 million for the six months ended April 30, 2025. Adjusted EBITDA for our U.S. Concrete Pumping segment was $25.3 million for the six months ended April 30, 2026, up $3.5 million from $21.8 million for the same period in fiscal 2025. The decrease in net loss was primarily driven by the increase in revenue as discussed above and a decrease in debt extinguishment costs, partially offset by an increase in interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue as discussed above.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $2.6 million for the six months ended April 30, 2026 compared to a net income of $1.4 million for the six months ended April 30, 2025. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $13.8 million for the six months ended April 30, 2026, up $2.1 million from $11.7 million for the same period in fiscal 2025. The increase in net income was primarily driven by the increase in revenue and a decrease in debt extinguishment costs, partially offset by an increase in interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue.

U.K. Operations. Net loss for our U.K. Operations segment was $0.4 million for the six months ended April 30, 2026 compared to net income of $0.6 million for the six months ended April 30, 2025. Adjusted EBITDA for our U.K. Operations segment was $5.4 million for the six months ended April 30, 2026, down $0.6 million from $6.0 million from the same period in fiscal 2025. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily related to the decrease in revenue as discussed above and higher labor costs.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions, such as the acquisition of Templant and others; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of April 30, 2026, we had $38.7 million of cash and cash equivalents and $307.6 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $346.3 million.

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

Our working capital surplus as of April 30, 2026 was $52.1 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the six months ended April 30, 2026 and 2025 were approximately $30.7 million and $19.5 million, respectively. See "Cash Flow" discussion below for more information.

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

There was an outstanding balance of $0.6 million under the ABL Facility as of April 30, 2026 and as of that date, the Company was in compliance with all debt covenants. In addition, as of April 30, 2026, the Company had $1.1 million in credit line reserves and a letter of credit balance of $18.5 million. As of April 30, 2026, we had $307.6 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had unamortized debt issuance costs related to the revolving credit facilities of $1.8 million as of April 30, 2026.

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

Net cash provided by operating activities during the six months ended April 30, 2026 was $29.5 million. The Company had net income of $0.1 million, which included net non-cash expense items of $29.4 million. In addition, there was no net cash impact due to changes in our working capital. Cash inflows related to working capital activity include a decrease in other operating assets of $1.2 million and an increase in accounts payable of $2.8 million, offset by increases to receivables of $1.5 million and inventory of $1.0 million offset by decreases in other operating liabilities of $1.5 million. The increase in receivables is due to increases in sales volumes during the six months ended April 30, 2026. The decrease in other operating assets is primarily related to the timing of our annual commercial insurance premium payments. The increase in accounts payable is driven by the general timing of invoices. The decrease in other operating liabilities is related to operating lease payments.

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

We used $28.1 million to fund investing activities during the six months ended April 30, 2026. The Company used $19.6 million for the purchase of property, plant and equipment and $11.1 million to fund the acquisition of Templant. These amounts were partially offset by $2.6 million in proceeds from the sale of property, plant and equipment.

We used $16.3 million to fund investing activities during the six months ended April 30, 2025. The Company used $19.5 million for the purchase of property, plant and equipment, which was partially offset by $3.2 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities.

Net cash used in financing activities was $7.3 million for the six months ended April 30, 2026. Cash used in financing activities included $7.2 million in purchase of treasury stock, which included $6.7 million purchased under the share repurchase program and $0.5 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities and $0.7 million for other financing activities. In addition, cash used in financing activities included $0.6 million in net proceeds under the Company's ABL Facility.

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

Accounting and Other Reporting Matters

Non-GAAP Measures (EBITDA and Adjusted EBITDA)

We calculate EBITDA by taking GAAP net income and adding back interest expense and amortization of deferred financing costs, net of interest income, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and adding back transaction expenses, loss on debt extinguishment, stock-based compensation, other income, net, goodwill and intangibles impairment and other adjustments. Other adjustments include non-recurring expenses, non-cash currency gains/losses, research and development expenses and other items not necessarily indicative of our underlying operating performance. Transaction expenses represent expenses for legal, accounting, and other professionals that were engaged in the completion of acquisitions. Transaction expenses can be volatile as they are primarily driven by the size of a specific acquisition. As such, we exclude these amounts from Adjusted EBITDA for comparability across periods.

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

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Consolidated
Net income (loss)	$2,548	$(4)	$106	$(2,643)
Interest expense and amortization of deferred financing costs, net of interest income	8,209	8,294	16,291	14,096
Income tax expense (benefit)	1,337	(2)	235	(1,038)
Depreciation and amortization	12,880	13,584	25,808	26,784
EBITDA	24,974	21,872	42,440	37,199
Transaction expenses	295	2	326	2
Loss on debt extinguishment	-	-	-	1,392
Stock-based compensation	1,022	538	1,640	905
Other income, net	(36)	(28)	(69)	(62)
Other adjustments	148	113	93	72
Adjusted EBITDA	$26,403	$22,497	$44,430	$39,508

U.S. Concrete Pumping
Net income (loss)	$715	$(1,601)	$(2,037)	$(4,681)
Interest expense and amortization of deferred financing costs, net of interest income	5,160	5,211	10,018	8,522
Income tax expense (benefit)	657	(482)	(593)	(1,662)
Depreciation and amortization	8,327	9,006	16,749	18,081
EBITDA	14,859	12,134	24,137	20,260
Transaction expenses	3	1	23	1
Loss on debt extinguishment	-	-	-	862
Stock-based compensation	705	371	1,113	609
Other income, net	(5)	(4)	(6)	(18)
Other adjustments	68	161	18	86
Adjusted EBITDA	$15,630	$12,663	$25,285	$21,800

U.S. Concrete Waste Management Services
Net income	$1,913	$1,202	$2,565	$1,426
Interest expense and amortization of deferred financing costs, net of interest income	2,291	2,369	4,756	4,141
Income tax expense	679	332	984	415
Depreciation and amortization	2,451	2,651	4,894	4,927
EBITDA	7,334	6,554	13,199	10,909
Transaction expenses	1	1	12	1
Loss on debt extinguishment	-	-	-	530
Stock-based compensation	317	167	527	296
Other income, net	(12)	(12)	(24)	(14)
Other adjustments	63	(55)	58	(21)
Adjusted EBITDA	$7,703	$6,655	$13,772	$11,701

U.K. Operations
Net income (loss)	$(80)	$395	$(422)	$612
Interest expense and amortization of deferred financing costs, net of interest income	758	714	1,517	1,433
Income tax expense (benefit)	2	148	(156)	209
Depreciation and amortization	2,102	1,927	4,165	3,776
EBITDA	2,782	3,184	5,104	6,030
Transaction expenses	291	-	291	-
Other income, net	(19)	(12)	(39)	(30)
Other adjustments	17	7	17	7
Adjusted EBITDA	$3,071	$3,179	$5,373	$6,007

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the six months ended April 30, 2026 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Office and Chief Financial Officer concluded that, as of April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of 2026, under our share repurchase program, we repurchased an aggregate of 391,518 shares of our common stock for a total of $2.6 million at an average price of $6.62 per share. The following table reflects issuer purchases of equity securities for the three months ended April 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions) (1,3)
February 1, 2026 - February 28, 2026	247,856	$6.47	247,856	$12.9
March 1, 2026 - March 31, 2026	128,636	6.85	128,636	12.0
April 1, 2026 - April 30, 2026	15,026	7.01	15,026	11.9
Total	391,518	$6.62	391,518	$11.9
(1)	Excludes commission cost and any applicable excise taxes incurred on share repurchases.
(2)	From June 2022 through April 2025, the board of directors of the Company approved (through various resolutions) an aggregate authorization of $35.0 million for the Company’s share repurchase program. In March 2025, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program from March 31, 2025 to December 31, 2026, which was announced March 11, 2025. Further, in June 2025, the board of directors of the Company approved an authorization of $15.0 million increase for the Company’s share repurchase program, which was announced June 5, 2025. This brings the total share repurchase program authorizations to $50.0 million.
(3)	Dollar value of shares that may yet be purchased under the repurchase program is as of the end of the quarter covered by this Quarterly Report on Form 10-Q.

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

Dated: June 4, 2026