Form 10-Q
period 2026-07-31
Concrete Pumping Holdings, Inc.
filed 2026-09-03
CIK 1703956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of August 28, 2026, the registrant had 50,393,420 shares of common stock, par value $0.0001 per share, issued and outstanding.

CONCRETE PUMPING HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

fOR THE PERIOD ENDED July 31, 2026

PART I

ITEM 1.     Financial Statements

Concrete Pumping Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of July 31,	As of October 31,
(in thousands, except per share amounts)	2026	2025

Current assets:
Cash and cash equivalents	$42,976	$44,394
Receivables, net of allowance for doubtful accounts of $1,033 and $905, respectively	62,665	53,132
Inventory	8,846	7,419
Prepaid expenses and other current assets	13,979	8,408
Total current assets	128,466	113,353

Property, plant and equipment, net	428,347	412,516
Intangible assets, net	92,111	93,933
Goodwill	224,256	223,581
Right-of-use operating lease assets	22,753	22,943
Other non-current assets	10,699	11,195
Deferred financing costs	1,625	2,021
Total assets	$908,257	$879,542

Current liabilities:
Operating lease obligations, current portion	$5,393	$4,851
Accounts payable	9,474	6,267
Accrued payroll and payroll expenses	11,272	11,973
Accrued expenses and other current liabilities	47,446	28,730
Income taxes payable	1,379	463
Total current liabilities	74,964	52,284

Long term debt, net of discount for deferred financing costs	418,744	417,891
Operating lease obligations, non-current	17,970	18,659
Deferred income taxes	92,725	89,431
Other non-current liabilities	11,000	11,488
Total liabilities	615,403	589,753

Commitments and contingencies (Note 16)

Zero-dividend convertible perpetual preferred stock, $0.0001 par value, 2,450,980 shares issued and outstanding as of July 31, 2026 and October 31, 2025	25,000	25,000

Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 50,393,420 and 51,272,503 issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	6	6
Additional paid-in capital	392,802	389,880
Treasury stock	(48,906)	(41,687)
Accumulated other comprehensive income	3,914	1,589
Accumulated deficit	(79,962)	(84,999)
Total stockholders' equity	267,854	264,789

Total liabilities and stockholders' equity	$908,257	$879,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenue	$116,766	$103,676	$314,123	$284,080

Cost of operations	71,527	63,287	195,662	176,274
Gross profit	45,239	40,389	118,461	107,806

General and administrative expenses	30,151	27,459	86,810	83,131
Income from operations	15,088	12,930	31,651	24,675

Other income (expense):
Interest expense and amortization of deferred financing costs	(8,412)	(8,399)	(25,238)	(23,168)
Loss on extinguishment of debt	-	-	-	(1,392)
Interest income	199	273	734	946
Other income, net	17	228	86	290
Total other expense	(8,196)	(7,898)	(24,418)	(23,324)

Income before income taxes	6,892	5,032	7,233	1,351

Income tax expense	1,961	1,333	2,196	295

Net income	4,931	3,699	5,037	1,056

Less accretion of liquidation preference on preferred stock	(441)	(441)	(1,309)	(1,309)

Income (loss) available to common shareholders	$4,490	$3,258	$3,728	$(253)

Weighted average common shares outstanding (Note 13)
Basic	50,426	51,696	50,656	52,435
Diluted	51,103	51,906	51,497	52,435

Net income per common share (Note 13)
Basic	$0.09	$0.07	$0.07	$-
Diluted	$0.09	$0.07	$0.07	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025

Net income	$4,931	$3,699	$5,037	$1,056

Other comprehensive income:
Foreign currency translation adjustment	(998)	(904)	2,325	2,668

Total comprehensive income	$3,933	$2,795	$7,362	$3,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, April 30, 2026	50,392,680	$6	$391,520	$(48,906)	$4,912	$(84,893)	$262,639
Stock-based compensation expense	-	-	1,282	-	-	-	1,282
Shares issued under stock-based program	740	-	-	-	-	-	-
Net income	-	-	-	-	-	4,931	4,931
Foreign currency translation adjustment	-	-	-	-	(998)	-	(998)
Balance, July 31, 2026	50,393,420	$6	$392,802	$(48,906)	$3,914	$(79,962)	$267,854

Balance, April 30, 2025	52,132,683	$6	$388,737	$(35,972)	$3,089	$(94,015)	$261,845
Stock-based compensation expense	-	-	526	-	-	-	526
Treasury shares purchased under share repurchase program	(592,655)	-	-	(3,845)	-	-	(3,845)
Net income	-	-	-	-	-	3,699	3,699
Foreign currency translation adjustment	-	-	-	-	(904)	-	(904)
Balance, July 31, 2025	51,540,028	$6	$389,263	$(39,817)	$2,185	$(90,316)	$261,321

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share amounts)	Shares	Amount
Balance, October 31, 2025	51,272,503	$6	$389,880	$(41,687)	$1,589	$(84,999)	$264,789
Stock-based compensation expense	-	-	2,922	-	-	-	2,922
Shares issued under stock-based program	243,480	-	-	-	-	-	-
Treasury shares purchased from shares issued under stock-based program	(80,448)	-	-	(520)	-	-	(520)
Treasury shares purchased under share repurchase program	(1,042,115)	-	-	(6,699)	-	-	(6,699)
Net income	-	-	-	-	-	5,037	5,037
Foreign currency translation adjustment	-	-	-	-	2,325	-	2,325
Balance, July 31, 2026	50,393,420	$6	$392,802	$(48,906)	$3,914	$(79,962)	$267,854

Balance, October 31, 2024	53,273,644	$6	$386,313	$(25,881)	$(483)	$(38,240)	$321,715
Stock-based compensation expense	-	-	1,431	-	-	-	1,431
Shares issued under stock-based program	416,546	-	1,519	-	-	-	1,519
Treasury shares purchased from shares issued under stock-based program	(246,121)	-	-	(2,166)	-	-	(2,166)
Treasury shares purchased under share repurchase program	(1,904,041)	-	-	(11,770)	-	-	(11,770)
Dividend	-	-	-	-	-	(53,132)	(53,132)
Net income	-	-	-	-	-	1,056	1,056
Foreign currency translation adjustment	-	-	-	-	2,668	-	2,668
Balance, July 31, 2025	51,540,028	$6	$389,263	$(39,817)	$2,185	$(90,316)	$261,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concrete Pumping Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
(in thousands)	2026	2025
Net income	$5,037	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	3,907	3,913
Foreign currency adjustments	(220)	(26)
Depreciation	31,722	31,454
Deferred income taxes	1,541	(803)
Amortization of deferred financing costs	1,248	1,311
Amortization of intangible assets	7,282	8,968
Stock-based compensation expense	2,922	1,431
Loss on extinguishment of debt	-	1,392
Net gain on the sale of property, plant and equipment	(684)	(609)
Other operating activities	(91)	(47)
Net changes in operating assets and liabilities:
Receivables	(7,121)	4,353
Inventory	(1,234)	(1,447)
Other operating assets	(1,197)	(6,978)
Accounts payable	3,145	(565)
Other operating liabilities	7,378	6,447
Net cash provided by operating activities	53,635	49,850

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,960)	(34,230)
Proceeds from sale of property, plant and equipment	3,967	6,028
Acquisition of net assets, net of cash acquired - Templant	(11,150)	-
Net cash used in investing activities	(47,143)	(28,202)

Cash flows from financing activities:
Proceeds on long term debt	-	425,000
Payments on long term debt	-	(375,000)
Proceeds on revolving loan	177,755	188,229
Payments on revolving loan	(177,755)	(188,249)
Dividends paid	-	(53,132)
Payment of debt issuance costs	-	(8,163)
Purchase of treasury stock	(7,283)	(12,315)
Other financing activities	(814)	(204)
Net cash used in financing activities	(8,097)	(23,834)
Effect of foreign currency exchange rate changes on cash	187	146
Net decrease in cash and cash equivalents	(1,418)	(2,040)
Cash and cash equivalents:
Beginning of period	44,394	43,041
End of period	$42,976	$41,001

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

Nature of business

Brundage-Bone is a concrete pumping service provider in the United States ("U.S.") and Camfaud is a concrete pumping service provider primarily operating in the United Kingdom ("U.K."). Their core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Most often equipment returns to a "home base" nightly and Brundage-Bone and Camfaud do not contract to purchase, mix, or deliver concrete. Brundage-Bone has approximately 100 branch locations across 23 states, with its corporate headquarters in Thornton, Colorado. Camfaud has approximately 35 branch locations throughout the U.K. and Republic of Ireland, with its corporate headquarters in Epping (near London), England.

Eco-Pan is a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan offers pans and roll-off containers that are specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has approximately 30 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado. In addition, we have concrete waste management operations under our Eco-Pan brand name in the U.K. and currently operate from a shared Camfaud location.

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

Note 2. Summary of Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the notes to the consolidated financial statements in our annual report on Form 10-K for the year ended October 31, 2025 ("Annual Report"). During the nine months ended July 31, 2026, there were no changes to those accounting policies.

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

Note 3. Business Combinations

April 2026 (Fiscal 2026) Templant Acquisition

On April 1, 2026, the Company completed the acquisition of Templant for total purchase consideration of $11.2 million, net of $1.0 million cash acquired, paid in cash and subject to working capital adjustments. The Company paid $11.1 million on April 1, 2026 and a liability of $0.1 million remained outstanding on the Condensed Consolidated Balance Sheet as of July 31, 2026. This transaction marked the Company's entry into the U.K. temporary power market, complementing Camfaud’s existing concrete pumping operations in the U.K. and enhancing its ability to support customers across the construction and infrastructure sectors, while advancing the Company's strategy of building a diversified, multi-service platform.

The Company has accounted for this transaction as a business combination under ASC Topic 805, Business Combinations (“ASC 805”). As of July 31, 2026, the preliminary accounting for the transaction, including the valuation of acquired equipment and intangible assets, was based on the best estimates of management and is subject to revisions based on the final valuations. The preliminary allocation of the $11.2 million purchase consideration as of July 31, 2026 includes property, plant and equipment of $6.9 million, intangible assets of $5.3 million, right-of-use operating lease assets of $1.7 million and related operating lease liabilities of $1.7 million, net working capital of $1.2 million, and other tax-related liabilities of $2.2 million. Identifiable intangibles preliminarily recognized include customer relationships of $4.0 million which has an estimated useful life of 15 years, trade name of $1.0 million which has an indefinite estimated useful life, and noncompete agreements of $0.3 million which has an estimated useful life of 3 years. The Company has not yet finalized the valuation of certain acquired assets and assumed liabilities, including property, plant and equipment, intangible assets, operating lease right-of-use assets and liabilities, and income tax-related balances. The Company expects to complete its accounting analysis and record the results of the final purchase price allocation within the measurement period and will reflect any adjustments to provisional amounts in the reporting period in which they are determined. Current immaterial measurement period adjustments were to refine carrying amounts of certain assets and liabilities, as well as adjustments to related tax liabilities and updates to the total purchase price consideration due to working capital adjustments.

The Templant transaction includes an earnout provision where specific retained employees would potentially receive a cash earnout based on the achievement of specified performance targets over a three-year period ending March 31, 2029. The maximum undiscounted potential payout is £1.9 million. In accordance with GAAP, the Company evaluates the likelihood of achieving the performance conditions and recognizes the related liability when it is both probable that the conditions will be met and the amount is reasonably estimable. As of July 31, 2026, the Company concluded that these criteria were not met and, accordingly, no contingent liability has been recorded. The Company will reassess this conclusion at each reporting period and will recognize expense and a corresponding liability in the period in which the recognition criteria are satisfied.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Total pro forma revenue	$116,766	$106,812	$318,907	$293,206
Total pro forma net income	$4,861	$4,186	$5,882	$2,396

Significant pro forma adjustments include (i) transaction costs related to the acquisition and (ii) the recognition of acquired tangible and identifiable intangible assets at their estimated fair values as of November 1, 2024. These assets are depreciated or amortized over their respective estimated useful lives. All adjustments are presented net of applicable tax impacts.

Templant contributed $3.1 million of revenue and $0.8 million of net income for the three months ended July 31, 2026. For the nine months ended July 31, 2026, Templant contributed $3.8 million of revenue and $0.9 million of net income. For the nine months ended July 31, 2026, the Company recognized $0.3 million in transaction related costs in connection with the Templant acquisition.

Note 4. Prepaid Expenses and Other Current Assets

The significant components of prepaid expenses and other current assets as of July 31, 2026 and  October 31, 2025 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2026	2025
Expected recoveries related to self-insured commercial liabilities	$1,372	$954
Prepaid insurance	7,818	4,825
Prepaid licenses and deposits	1,449	1,240
Other current assets and prepaids	3,340	1,389
Total prepaid expenses and other current assets	$13,979	$8,408

Note 5. Property, Plant and Equipment

The significant components of property, plant and equipment as of July 31, 2026 and  October 31, 2025 are comprised of the following:

	As of July 31,	As of October 31,
(in thousands)	2026	2025
Land, building and improvements	$34,440	$32,874
Machinery and equipment	593,216	558,679
Transportation equipment	15,319	12,909
Furniture and office equipment	4,701	4,371
Accumulated depreciation	(219,329)	(196,317)
Property, plant and equipment, net	$428,347	$412,516

For the three and nine months ended July 31, 2026 and 2025 depreciation expense is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of operations	$10,219	$9,833	$30,035	$29,460
General and administrative expenses	620	895	1,687	1,994
Total depreciation expense	$10,839	$10,728	$31,722	$31,454

Note 6. Goodwill and Intangible Assets

The Company has recognized goodwill and certain intangible assets in connection with prior business combinations.

There were no triggering events during the nine months ended July 31, 2026. The Company will continue to evaluate its goodwill and intangible assets in future quarters.

The following table summarizes the composition of intangible assets as of  July 31, 2026 and  October 31, 2025:

	As of July 31,
	2026
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.0	$199,125	$-	$(161,800)	$1,442	$38,767
Trade name	2.4	5,097	-	(4,154)	385	1,328
Assembled workforce	-	1,650	-	(1,650)	-	-
Noncompete agreements	1.9	1,467	-	(963)	2	506
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	56,500	(5,000)	-	10	51,510
Total intangibles		$263,839	$(5,000)	$(168,567)	$1,839	$92,111

	As of October 31,
	2025
	Weighted Average	Gross			Foreign Currency	Net
	Remaining Life	Carrying	Accumulated	Accumulated	Translation	Carrying
(in thousands)	(in Years)	Value	Impairment	Amortization	Adjustment	Amount
Intangibles subject to amortization:
Customer relationship	8.1	$195,126	$-	$(155,113)	$1,302	$41,315
Trade name	3.1	5,097	-	(3,731)	343	1,709
Assembled workforce	0.3	1,650	-	(1,628)	-	22
Noncompete agreements	2.0	1,200	-	(813)	-	387
Indefinite-lived intangible assets:
Trade names (indefinite life)	-	55,500	(5,000)	-	-	50,500
Total intangibles		$258,573	$(5,000)	$(161,285)	$1,645	$93,933

Amortization expense for the three months ended  July 31, 2026 and 2025 was $2.4 million and $2.9 million, respectively. Amortization expense for the nine months ended  July 31, 2026 and 2025 was $7.3 million and $9.0 million, respectively.

The changes in the carrying value of goodwill by reportable segment for the nine months ended July 31, 2026 are as follows:

(in thousands)	U.S. Concrete Pumping	U.K. Operations	U.S. Concrete Waste Management Services	Total
Balance as of October 31, 2025	$147,482	$26,966	$49,133	$223,581
Foreign currency translation	-	675	-	675
Balance as of July 31, 2026	$147,482	$27,641	$49,133	$224,256

Note 7. Long Term Debt and Revolving Lines of Credit

The table below is a summary of the composition of the Company’s debt balances as of  July 31, 2026 and October 31, 2025:

			July 31,	October 31,
(in thousands)	Interest Rates	Maturities	2026	2025
ABL Facility - short term	Varies	September 2029	$-	$-
Senior notes due 2032 - all long term	7.500%	February 2032	425,000	425,000
Total debt, gross			425,000	425,000
Less: Unamortized deferred financing costs offsetting long term debt			(6,256)	(7,109)
Long term debt, net of unamortized deferred financing costs			$418,744	$417,891

Senior Notes - 2032 Notes

On January 31, 2025, Brundage-Bone Concrete Pumping Holdings Inc., a Delaware corporation (the "Issuer") and a wholly-owned subsidiary of the Company issued $425.0 million aggregate principal amount of its 7.500% Senior Notes due 2032 (the "2032 Notes"). Interest on the 2032 Notes accrues at a fixed rate of 7.500% per annum and is payable semi-annually on February 1st and August 1st of each year. The 2032 Notes will mature on February 1, 2032. The 2032 Notes are senior secured obligations and are secured by second‑priority liens on substantially all assets of the Issuer and the guarantors, subject to first‑priority liens securing obligations under the ABL Facility (as defined below). As of July 31, 2026, there were no material changes to the terms of our long-term debt and as of that date, the Company was in compliance with all covenants under the Indenture. For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

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

There was no outstanding balance under the ABL Facility as of  July 31, 2026 and as of that date, the Company was in compliance with all debt covenants. Borrowings are generally in the form of short-term fixed rate loans that can be extended to mature on the earlier of (a) September 6, 2029 or (b) the date that is 180 days prior to (i) the final stated maturity date of the 2032 Notes or (ii) the date the 2032 Notes become due and payable. Amounts borrowed may be repaid at any time, subject to the terms and conditions of the agreement. The Company utilizes the ABL Facility to support its working capital arrangement.

As of July 31, 2026 we had $314.3 million of available borrowing capacity under the ABL Facility, $1.1 million in credit line reserves and a letter of credit balance of $21.9 million. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed consolidated balance sheets and amortized over the term of the facility. The Company had unamortized debt issuance costs related to the revolving credit facilities of $1.6 million as of July 31, 2026.

For further information, see Note 7 of the notes to consolidated financial statements in our Annual Report.

Note 8. Accrued Expenses and Other Current Liabilities

The following table summarizes accrued expenses and other current liabilities as of July 31, 2026 and  October 31, 2025:

	As of July 31,	As of October 31,
(in thousands)	2026	2025
Accrued self-insured commercial liabilities	$13,894	$11,134
Accrued self-insured health liabilities	1,936	1,389
Accrued insurance premiums	3,245	-
Accrued interest	15,938	7,969
Accrued equipment purchases	2,063	124
Accrued property, sales and use tax	5,072	3,811
Accrued professional fees	1,460	891
Other	3,838	3,412
Total accrued expenses and other current liabilities	$47,446	$28,730

Note 9. Stockholders’ Equity

Share Repurchase Program

In June 2025, the board of directors of the Company approved a $15.0 million increase to the Company’s share repurchase program. Including this increase, there have been a total of $50.0 million in authorizations since the inception of the share repurchase program in June 2022. In August 2026, the board of directors of the Company approved the extension of the expiration date of the existing share repurchase program, from December 31, 2026 to November 30, 2028.

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

The following table summarizes the shares repurchased, total cost of shares repurchased and average price per share for the three and nine months ended July 31, 2026 and 2025. All repurchases were at market value.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except price per share)	2026	2025	2026	2025
Shares repurchased	-	593	1,042	1,904
Total cost of shares repurchased	$-	$3,845	$6,699	$11,770
Average price per share	$-	$6.48	$6.43	$6.18

Note 10. Revenue Recognition

The table below summarizes our revenues as presented in our unaudited condensed consolidated statements of operations for the three and nine months ended July 31, 2026 and 2025 by revenue type:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Service revenue	$106,527	$94,159	$285,634	$257,379
Lease fixed revenue	6,480	6,077	18,139	16,683
Lease variable revenue	3,759	3,440	10,350	10,018
Total revenue	$116,766	$103,676	$314,123	$284,080

For further information, see Note 2 of the notes to consolidated financial statements in our Annual Report.

Note 11. Income Taxes

The following table summarizes income before income taxes and income tax expense for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025

Income before income taxes	$6,892	$5,032	$7,233	$1,351
Income tax expense	$1,961	$1,333	$2,196	$295

For the three months ended July 31, 2026 and 2025, the Company’s effective tax rate was 28.5% and 26.5%, respectively. The comparability of the effective tax rate was largely driven by less favorable impacts from permanent items, including taxes on foreign earnings and the impacts from share-based compensation limitations.

For the nine months ended July 31, 2026 and 2025, the Company’s effective tax rate was 30.4% and 21.8%, respectively. The comparability of the effective tax rate between both periods was primarily attributable to excess tax benefits recognized from stock vesting and option exercises in fiscal 2025.

Note 12. Stock-Based Compensation

Pursuant to the Concrete Pumping Holdings, Inc. 2018 Omnibus Incentive Plan, the Company has granted stock-based awards to certain employees in the U.S. and U.K.

The following table summarizes realized compensation expense related to stock options and restricted stock awards in the accompanying condensed consolidated statements of operations for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Compensation expense – restricted stock	$1,163	$475	$2,646	$1,298
Compensation expense – stock options	119	51	276	133
Total	$1,282	$526	$2,922	$1,431

No cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's were made for the three months ended  July 31, 2026 and 2025.  Total cash payments to taxing authorities for employees' tax obligations related to restricted stock unit vesting's for the nine months ended July 31, 2026 and 2025 were $0.5 million and $0.6 million, respectively.

Note 13. Earnings Per Share

The table below shows our basic and diluted EPS calculations for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income (numerator):
Net income attributable to Concrete Pumping Holdings, Inc.	$4,931	$3,699	$5,037	$1,056
Less: Accretion of liquidation preference on preferred stock	(441)	(441)	(1,309)	(1,309)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	$4,490	$3,258	$3,728	$(253)

Weighted average shares (denominator):
Weighted average shares - basic	50,426	51,696	50,656	52,435
Weighted average shares - diluted	51,103	51,906	51,497	52,435

Basic earnings per share	$0.09	$0.07	$0.07	$-
Diluted earnings per share	$0.09	$0.07	$0.07	$-

Certain outstanding stock awards, options and preferred stock as provided below were excluded from the diluted earnings per share calculation for the periods presented because they were anti-dilutive.

For the three months ended July 31, 2026, 2.5 million shares of Series A Preferred Stock and 0.3 million of restricted stock units were excluded. For the nine months ended July 31, 2026, 2.5 million shares of Series A Preferred Stock were excluded.

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

Note 14. Supplemental Cash Flow Information

The table below shows supplemental cash flow information for the nine months ended July 31, 2026 and 2025:

	Nine Months Ended July 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash payments related to operating lease liabilities	$3,988	$3,897
Cash paid for interest	$15,985	$11,436
Cash paid for income taxes, net	$1,015	$955

Non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$3,643	$1,784

The table below shows property, plant and equipment acquired but not yet paid for as of  July 31, 2026 and 2025:

	As of July 31,
(in thousands)	2026	2025
Beginning of period:
PP&E acquired but not yet paid	$425	$1,591

End of period:
PP&E acquired but not yet paid	$2,494	$1,629

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

Long-term debt instruments

The Company's long-term debt instruments are recorded at their carrying values in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the long-term debt instruments are derived from Level 2 inputs. The fair value amount of the long-term debt instruments as of  July 31, 2026 and October 31, 2025 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes.

	As of July 31,		As of October 31,
	2026		2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$425,000	$434,563	$425,000	$427,656

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

The following table summarizes as of  July 31, 2026 and  October 31, 2025 for (1) recorded liabilities, related to both asserted as well as unasserted insurance claims and (2) any related insurance claims receivables:

		As of July 31, 2026	As of October 31, 2025
(in thousands)	Classification on the Condensed Consolidated Balance Sheets
Self-insured commercial liability, current	Accrued expenses and other current liabilities	$13,894	$11,134
Self-insured commercial liability, non-current	Other non-current liabilities	10,272	10,789
Total self-insured commercial liabilities		$24,166	$21,923

Expected recoveries related to self-insured commercial liabilities, current	Prepaid expenses and other current assets	$1,372	$954
Expected recoveries related to self-insured commercial liabilities, non-current	Other non-current assets	10,272	10,789
Total expected recoveries related to self-insured commercial liabilities		$11,644	$11,743

Total self-insured commercial liability, net of expected recoveries		$12,522	$10,180

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

As of  July 31, 2026 and  October 31, 2025, the Company had accrued $1.9 million and $1.4 million, respectively, for estimated health claims incurred but not reported based on historical claims amounts and average lag time. These accruals are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

Letters of credit

The ABL Facility provides for up to $32.5 million of standby letters of credit. As of July 31, 2026, total outstanding letters of credit totaled $21.9 million, all of which had been committed to the Company's commercial insurance providers.

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

The following tables summarize the Company’s segment results, provide a reconciliation of total segment adjusted EBITDA to loss before income taxes and discloses other segmented balances or expenditures for the three and nine months ending July 31, 2026 and 2025:

	Three Months Ended July 31, 2026
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$76,157	$21,946	$18,663		$116,766

Segment expenses:
Segment employee cost of operation expenses (2)(3)	25,330	3,748	6,007		35,085
Repairs & maintenance (2)	6,119	1,169	1,327		8,615
Fuel (2)	5,396	1,153	1,905		8,454
Segment employee G&A expenses (2)(4)	7,683	2,626	1,505		11,814
Other segment items (5)	8,691	2,459	3,120		14,270
Total segment adjusted EBITDA	$22,938	$10,791	$4,799		$38,528

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$13,196
Interest expense and amortization of deferred financing costs, net of interest income					8,213
Unallocated corporate expenses					8,115
Stock-based compensation					1,282
Other income, net					(17)
Other adjustments					847
Income before taxes					$6,892

Other segment disclosures:
Capital expenditures	$12,435	$5,284	$2,632	$-	$20,351

(1)	For the three months ended July 31, 2026, intersegment revenue of $0.1 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Three Months Ended July 31, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$69,271	$19,337	$15,068		$103,676

Segment expenses:
Segment employee cost of operation expenses (2)(3)	23,114	3,484	4,919		31,517
Repairs & maintenance (2)	5,900	980	950		7,830
Fuel (2)	3,647	789	1,213		5,649
Segment employee G&A expenses (2)(4)	7,597	2,487	1,490		11,574
Other segment items (5)	8,206	2,286	1,856		12,348
Total segment adjusted EBITDA	$20,807	$9,311	$4,640		$34,758

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$13,638
Interest expense and amortization of deferred financing costs, net of interest income					8,126
Unallocated corporate expenses					7,915
Stock-based compensation					526
Other income, net					(228)
Other adjustments					(251)
Income before taxes					$5,032

Other segment disclosures:
Capital expenditures	$8,246	$4,277	$2,200	$16	$14,739

(1)	For the three months ended July 31, 2025, intersegment revenue of $0.2 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Nine Months Ended July 31, 2026
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$207,628	$60,362	$46,133		$314,123

Segment expenses:
Segment employee cost of operation expenses (2)(3)	69,770	10,584	15,368		95,722
Repairs & maintenance (2)	17,604	3,083	3,212		23,899
Fuel (2)	12,909	2,853	4,471		20,233
Segment employee G&A expenses (2)(4)	22,751	7,676	4,410		34,837
Other segment items (5)	25,802	7,185	6,965		39,952
Total segment adjusted EBITDA	$58,792	$28,981	$11,707		$99,480

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$39,004
Interest expense and amortization of deferred financing costs, net of interest income					24,504
Unallocated corporate expenses					24,638
Stock-based compensation					2,922
Other income, net					(86)
Other adjustments					1,265
Income before taxes					$7,233

Other segment disclosures:
Total assets (at period end)	$719,737	$207,826	$143,675	$(162,981)	$908,257
Capital expenditures	$22,952	$9,984	$18,174	$-	$51,110

(1)	For the nine months ended July 31, 2026, intersegment revenue of $0.2 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

	Nine Months Ended July 31, 2025
(in thousands)	US Concrete Pumping	US Concrete Waste Management Services	UK Operations	Other / Eliminations	Total
Segment Revenue: (1)	$188,293	$54,087	$41,700		$284,080

Segment expenses:
Segment employee cost of operation expenses (2)(3)	64,513	9,872	13,226		87,611
Repairs & maintenance (2)	14,437	2,808	2,566		19,811
Fuel (2)	9,990	2,177	3,648		15,815
Segment employee G&A expenses (2)(4)	22,699	7,297	4,374		34,370
Other segment items (5)	22,740	6,676	5,551		34,967
Total segment adjusted EBITDA	$53,914	$25,257	$12,335		$91,506

Reconciliation of segment adjusted EBITDA to income before taxes:
Depreciation and amortization (6)					$40,422
Interest expense and amortization of deferred financing costs, net of interest income					22,222
Unallocated corporate expenses					25,155
Loss on debt extinguishment					1,392
Stock-based compensation					1,431
Other income, net					(290)
Other adjustments					(177)
Income before taxes					$1,351

Other segment disclosures:
Total assets (at period end)	$712,359	$207,580	$122,266	$(156,174)	$886,031
Capital expenditures	$14,958	$10,506	$8,705	$61	$34,230

(1)	For the nine months ended July 31, 2025, intersegment revenue of $0.4 million is excluded from US Concrete Waste Management Services.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Employee cost of operations expenses include salaries, benefits and bonuses.
(4)	Employee G&A expenses include salaries, benefits and bonuses.
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

Note 18. Subsequent Events

On September 2, 2026, the Company's Board of Directors approved the initiation of a regular quarterly cash dividend program and declared an initial quarterly cash dividend of $0.13 per share of common stock. The initial dividend is payable on October 2, 2026, to stockholders of record at the close of business on September 18, 2026.

The Company currently intends to pay regular quarterly cash dividends. The declaration and payment of any future dividend, however, will be subject to the discretion of the Board of Directors and applicable law. Future dividend declarations, amounts, record dates and payment dates will depend on, among other factors, the Company’s results of operations, cash flows, financial condition, capital requirements, contractual restrictions, available cash and other factors the Board considers relevant at the applicable time. The Board may modify, suspend or discontinue the dividend program at any time, and the program does not obligate the Company to declare any future dividends.

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

In recent years, we have successfully executed on our M&A strategy. This includes our April 2026 acquisition of Templant Hire Limited ("Templant") for total cash consideration, net of cash acquired, of $11.2 million. The acquisition broadened our service capabilities in the United Kingdom by adding temporary power solutions that are complementary to Camfaud's existing operations and customer relationships across the construction and infrastructure sectors. Management believes this expansion represents a strategic growth opportunity and is consistent with the Company's broader strategy of diversifying its service offerings within existing geographic markets.

The results of Templant's operations are included in the Company's consolidated financial statements under our U.K. Operations segment from April 1, 2026. Because Templant was acquired in April 2026 and operates in a new service line, period-over-period comparisons of certain revenue and operating metrics may not be fully comparable to prior periods.

See Note 3 of Part I, Item I in this document for more information on acquisition activity.

U.S. Concrete Pumping

All branches operating within our U.S. Concrete Pumping segment are concrete pumping service providers in the United States ("U.S."). Our U.S. Concrete Pumping core business is the provision of concrete pumping services to general contractors and concrete finishing companies in the commercial, infrastructure and residential sectors. Equipment generally returns to a "home base" nightly and these branches do not contract to purchase, mix, or deliver concrete. This segment primarily consists of our Brundage-Bone business which has approximately 100 branch locations across 23 states with its corporate headquarters in Thornton, Colorado.

U.S. Concrete Waste Management Services

Our U.S. Concrete Waste Management Services segment consists of our U.S. based Eco-Pan business. Eco-Pan is a leading provider of concrete waste management services in the U.S, providing a full-service, route-based, cost-effective, regulation-compliant solution to manage environmental issues caused by concrete washout. Eco-Pan uses pans and roll-off containers specifically designed to hold waste products from concrete and other industrial cleanup operations. Eco-Pan has approximately 30 operating locations across the U.S. with its corporate headquarters in Thornton, Colorado.

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

Results of Operations

The tables included in the period-to-period comparisons below provide summaries of our revenues and gross profits for our business segments for the three and nine months ended July 31, 2026 and 2025.

Three Months Ended July 31, 2026 Compared to the Three Months Ended July 31, 2025

Revenue

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Revenue
U.S. Concrete Pumping	$76,157	$69,271	$6,886	9.9%
U.S. Concrete Waste Management Services(1)	21,946	19,337	2,609	13.5%
U.K. Operations	18,663	15,068	3,595	23.9%
Total revenue	$116,766	$103,676	$13,090	12.6%

(1) For the three months ended July 31, 2026 and 2025, intersegment revenue of $0.1 million and $0.2 million, respectively, is excluded.

Total revenue. Total revenues were $116.8 million for the three months ended July 31, 2026 compared to $103.7 million for the three months ended July 31, 2025. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 9.9%, or $6.9 million, from $69.3 million in the third quarter of fiscal 2025 to $76.2 million for the third quarter of fiscal 2026, primarily attributable to (1) higher commercial and infrastructure construction demand and pricing, strongly related to growing data center and infrastructure projects, and (2) generally more stable weather conditions across our U.S. regions. These improvements were partially offset by a continued slowdown in light commercial construction and subdued residential construction demand, mostly due to high interest rates and economic uncertainty through the third quarter of 2026.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 13.5%, or $2.6 million, from $19.3 million in the third quarter of fiscal 2025 to $21.9 million for the third quarter of fiscal 2026. The increase in revenue was driven by organic volume growth from growing commercial project demand including data center activity, infrastructure projects, and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment increased by 23.9%, or $3.6 million, from $15.1 million in the third quarter of fiscal 2025 to $18.7 million for the third quarter of fiscal 2026, primarily driven by a $3.1 million contribution from Templant with the remaining increase driven by slightly higher pumping volumes. Excluding the impact of foreign currency translation, revenue increased 24.3% year-over-year.

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Gross Profit and Gross Margin
Gross Profit	$45,239	$40,389	$4,850	12.0%
Gross Margin	38.7%	39.0%

Gross margin. Our gross margin for the third quarter of fiscal 2026 was 38.7% compared to 39.0% in the third quarter of fiscal 2025. The slight decrease in gross margin was primarily related to fuel cost inflation.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the three months ended July 31, 2026 were $30.1 million, an increase of $2.6 million from $27.5 million in the three months ended July 31, 2025. G&A expenses as a percent of revenue were 25.8% for the third quarter of fiscal 2026 compared to 26.5% for the same period a year ago. The increase in G&A expenses was primarily driven by higher stock-based compensation expense of $0.8 million and higher professional fees of $0.4 million. The remaining increase is largely attributable to incremental G&A expenses from our recent acquisitions.

For the third quarter of fiscal 2026, excluding amortization of intangible assets of $2.4 million, stock-based compensation expense of $1.3 million, non-recurring expenses of $0.7 million and depreciation expense of $0.6 million, G&A expenses were $25.1 million (21.5% of revenue). For the third quarter of fiscal 2025, excluding amortization of intangible assets of $2.9 million, depreciation expense of $0.9 million, stock-based compensation expense of $0.5 million and non-recurring tax refunds of $0.3 million, G&A expenses were $23.5 million (22.7% of revenue). The increase in G&A expenses was primarily driven by the higher professional fees and incremental G&A expenses from our recent acquisitions.

Income tax expense (benefit)

Income tax expense (benefit). For the three months ended July 31, 2026 and 2025 the Company’s effective tax rate was 28.5% and 26.5%, respectively. The comparability of the effective tax rate was largely driven by less favorable impacts from permanent items, including taxes on foreign earnings and the impacts from share-based compensation limitations.

Nine Months Ended July 31, 2026 Compared to the Nine Months Ended July 31, 2025

Revenue

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Revenue
U.S. Concrete Pumping	$207,628	$188,293	$19,335	10.3%
U.S. Concrete Waste Management Services(1)	60,362	54,087	6,275	11.6%
U.K. Operations	46,133	41,700	4,433	10.6%
Total revenue	$314,123	$284,080	$30,043	10.6%

(1) For the nine months ended July 31, 2026 and 2025, intersegment revenue of $0.2 million and $0.4 million, respectively, is excluded.

Total revenue. Total revenues were $314.1 million for the nine months ended July 31, 2026 compared to $284.1 million for the nine months ended July 31, 2025. Revenue by segment is further discussed below.

U.S. Concrete Pumping. Revenue for our U.S. Concrete Pumping segment increased by 10.3%, or $19.3 million, from $188.3 million in the nine months ended July 31, 2025 to $207.6 million for the nine months ended July 31, 2026, primarily attributable to (1) higher commercial and infrastructure construction demand and pricing, strongly related to growing data center and infrastructure projects, and (2) generally more favorable weather conditions across our U.S. regions. These improvements were partially offset by a continued slowdown in light commercial construction and subdued residential construction demand, mostly due to high interest rates and economic uncertainty through the third quarter of 2026.

U.S. Concrete Waste Management Services. Revenue for the U.S. Concrete Waste Management Services segment improved by 11.6%, or $6.3 million, from $54.1 million in the nine months ended July 31, 2025 to $60.4 million for the nine months ended July 31, 2026. The increase in revenue was driven by organic volume growth from growing commercial project demand including data center activity, infrastructure projects, and pricing improvements.

U.K. Operations. Revenue for our U.K. Operations segment increased by 10.6%, or $4.4 million, from $41.7 million in the nine months ended July 31, 2025 to $46.1 million for the nine months ended July 31, 2026, primarily driven by a $3.8 million contribution from Templant with the remaining increase driven by slight pricing improvements. Excluding the impact of foreign currency translation, revenue was up 7.1% year-over-year.

Gross Profit and Gross Margin

	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
Gross Profit and Gross Margin
Gross Profit	$118,461	$107,806	$10,655	9.9%
Gross Margin	37.7%	37.9%

Gross margin. Our gross margin for the nine months ended July 31, 2026 was 37.7% compared to 37.9% in the nine months ended July 31, 2025. The slight decrease in gross margin was primarily related to fuel cost inflation and higher repair and maintenance activity.

General and administrative expenses

General and administrative expenses ("G&A"). G&A expenses for the nine months ended July 31, 2026 were $86.8 million, an increase of $3.7 million from $83.1 million in the nine months ended July 31, 2025. G&A expenses as a percent of revenue were 27.6% for the nine months ended July 31, 2026 compared to 29.3% for the same period a year ago. The increase in G&A expenses is primarily related to an increase in stock-based compensation expense of $1.5 million, labor costs of $0.8 million and property and rent costs of $0.7 million, partially offset by a decrease in bank fees of $0.4 million. The remaining increase is largely attributable to incremental G&A expenses from our recent acquisitions.

For the nine months ended July 31, 2026, excluding amortization of intangible assets of $7.3 million, stock-based compensation expense of $2.9 million, depreciation expense of $1.7 million and non-recurring costs of $0.8 million, G&A expenses were $74.1 million (23.6% of revenue). For the nine months ended July 31, 2025, excluding amortization of intangible assets of $9.0 million, depreciation expense of $2.0 million, stock-based compensation expense of $1.4 million and non-recurring refunds of $0.2 million, G&A expenses were $70.9 million (25.0% of revenue). The increase in G&A expenses is primarily related to the increases in labor costs, rent costs and incremental G&A expenses from our recent acquisitions discussed above.

Total other income (expense)

Interest expense and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs for the nine months ended July 31, 2026 was $25.2 million, up $2.0 million from $23.2 million in the nine months ended July 31, 2025. The increase was attributable to the refinancing of our senior notes during the first quarter of fiscal 2025 resulting in an increase in interest expense of $2.0 million.

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

Income tax expense (benefit)

Income tax expense (benefit). For the nine months ended July 31, 2026 and 2025 the Company’s effective tax rate was 30.4% and 21.8%, respectively. The comparability of the effective tax rate between both periods was primarily attributable to excess tax benefits recognized from stock vesting and option exercises in fiscal 2025.

Net Income (Loss) and Adjusted EBITDA Results

	Net Income
	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$1,987	$1,625	$362	22.3%
U.S. Concrete Waste Management Services	2,420	1,391	1,029	74.0%
U.K. Operations	524	683	(159)	(23.3)%
Total	$4,931	$3,699	$1,232	33.3%

	Adjusted EBITDA
	Three Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$18,385	$15,604	$2,781	17.8%
U.S. Concrete Waste Management Services	8,785	7,371	1,414	19.2%
U.K. Operations	3,242	3,868	(626)	(16.2)%
Total	$30,412	$26,843	$3,569	13.3%

U.S. Concrete Pumping. Net income for our U.S. Concrete Pumping segment was $2.0 million for the third quarter of fiscal 2026 compared to a net income of $1.6 million for the third quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Pumping segment was $18.4 million for the third quarter of fiscal 2026, up $2.8 million from $15.6 million for the same period in fiscal 2025. The increase in net income and adjusted EBITDA was primarily driven by the increase in revenue as discussed above, partially offset by fuel cost inflation.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $2.4 million for the third quarter of fiscal 2026 compared to a net income of $1.4 million for the third quarter of fiscal 2025. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $8.8 million for the third quarter of fiscal 2026, up $1.4 million from $7.4 million for the same period in fiscal 2025. The increase in net income and adjusted EBITDA was primarily driven by the increase in revenue as discussed above and improved labor efficiency which was partially offset by fuel cost inflation.

U.K. Operations. Net income for our U.K. Operations segment was $0.5 million for the third quarter of fiscal 2026 compared to net income of $0.7 million for the third quarter of fiscal 2025. Adjusted EBITDA for our U.K. Operations segment was $3.2 million for the third quarter of fiscal 2026, down $0.6 million from $3.9 million from the same period in fiscal 2025. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily driven by fuel cost inflation and higher repair and maintenance activity.

	Net Income (Loss)
	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$(50)	$(3,056)	$3,006	98.4%
U.S. Concrete Waste Management Services	4,986	2,817	2,169	77.0%
U.K. Operations	101	1,295	(1,194)	(92.2)%
Total	$5,037	$1,056	$3,981	*
*Change is not meaningful

	Adjusted EBITDA
	Nine Months Ended July 31,		Change
(in thousands, unless otherwise stated)	2026	2025	$	%
U.S. Concrete Pumping	$45,187	$37,395	$7,792	20.8%
U.S. Concrete Waste Management Services	22,557	19,081	3,476	18.2%
U.K. Operations	7,098	9,875	(2,777)	(28.1)%
Total	$74,843	$66,351	$8,492	12.8%

U.S. Concrete Pumping. Net loss for our U.S. Concrete Pumping segment was $0.1 million for the nine months ended July 31, 2026 compared to a net loss of $3.1 million for the nine months ended July 31, 2025. Adjusted EBITDA for our U.S. Concrete Pumping segment was $45.2 million for the nine months ended July 31, 2026, up $7.8 million from $37.4 million for the same period in fiscal 2025. The decrease in net loss was primarily driven by the increase in revenue as discussed above and a decrease in debt extinguishment costs, partially offset by an increase in stock-based compensation expense and interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue as discussed above, partially offset by fuel cost inflation.

U.S. Concrete Waste Management Services. Net income for our U.S. Concrete Waste Management Services segment was $5.0 million for the nine months ended July 31, 2026 compared to a net income of $2.8 million for the nine months ended July 31, 2025. Adjusted EBITDA for our U.S. Concrete Waste Management Services segment was $22.6 million for the nine months ended July 31, 2026, up $3.5 million from $19.1 million for the same period in fiscal 2025. The increase in net income was primarily driven by the increase in revenue and a decrease in debt extinguishment and improved labor efficiency, partially offset by an increase in interest expense and amortization of deferred financing costs as discussed above. The increase in adjusted EBITDA was primarily related to the increase in revenue and improved labor efficiency, partially offset by fuel cost inflation.

U.K. Operations. Net income for our U.K. Operations segment was $0.1 million for the nine months ended July 31, 2026 compared to net income of $1.3 million for the nine months ended July 31, 2025. Adjusted EBITDA for our U.K. Operations segment was $7.1 million for the nine months ended July 31, 2026, down $2.8 million from $9.9 million from the same period in fiscal 2025. Excluding the impact from foreign currency translation, the changes in net income and adjusted EBITDA were primarily driven by inflationary pressures which drove increases in labor, fuel and repair and maintenance costs as a percentage of revenue.

Liquidity and Capital Resources

Overview

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) zero-dividend convertible perpetual preferred stock; (3) long-term financing represented by our Senior Notes (as defined below) and (4) short-term financing under our ABL Facility (as defined below). Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility under our ABL Facility (as defined below), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base limitation. We use our liquidity and capital resources to: (1) finance working capital requirements; (2) service our indebtedness; (3) purchase property, plant and equipment (4) finance strategic acquisitions, such as the acquisition of Templant and others; (5) repurchase shares and (6) pay dividends to our stockholders, as discussed further below. As of July 31, 2026, we had $43.0 million of cash and cash equivalents and $314.3 million of available borrowing capacity under the ABL Facility (as defined below), providing total available liquidity of $357.3 million.

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

Our working capital surplus as of July 31, 2026 was $53.5 million. We are in compliance with our debt covenants and believe that we have sufficient working capital to meet our material cash requirements for the foreseeable future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance and business needs. Our gross capital expenditures for the nine months ended July 31, 2026 and 2025 were approximately $51.1 million and $34.2 million, respectively. See "Cash Flow" discussion below for more information.

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

On September 3, 2026, following approval by the Company's Board of Directors, the Company announced the initiation of a regular quarterly cash dividend program, and the Board declared an initial quarterly cash dividend of $0.13 per share of common stock. The initial dividend is payable on October 2, 2026, to stockholders of record at the close of business on September 18, 2026.

The Company currently intends to pay regular quarterly cash dividends. The declaration and payment of any future dividend, however, will be subject to the discretion of the Board of Directors and applicable law. Future dividend declarations, amounts, record dates and payment dates will depend on, among other things, the Company’s results of operations, cash flows, financial condition, capital requirements, contractual restrictions, available cash and other factors the Board considers relevant at the applicable time. The Board may modify, suspend or discontinue the dividend program at any time, and the program does not obligate the Company to declare any future dividends.

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

There was no outstanding balance under the ABL Facility as of July 31, 2026 and as of that date, the Company was in compliance with all debt covenants. In addition, as of July 31, 2026, the Company had $1.1 million in credit line reserves and a letter of credit balance of $21.9 million. As of July 31, 2026, we had $314.3 million of available borrowing capacity under the ABL Facility. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an asset in deferred financing costs in the accompanying condensed balance sheets. The Company had unamortized debt issuance costs related to the revolving credit facilities of $1.6 million as of July 31, 2026.

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

Net cash provided by operating activities during the nine months ended July 31, 2026 was $53.6 million. The Company had net income of $5.0 million, which included net non-cash expense items of $47.6 million. In addition, we had cash inflows related to a decrease in our working capital of $1.0 million. Cash inflows related to working capital activity include an increase in other operating liabilities of $7.4 million and in accounts payable of $3.1 million, offset by increases to receivables of $7.1 million, inventory of $1.2 million and other operating assets of $1.2 million. The increase in other operating liabilities primarily related to the timing of our periodic senior notes interest payments. The increase in accounts payable is driven by the general timing of invoices. The increase in receivables is due to increases in sales volumes during the nine months ended July 31, 2026. The increase in other operating assets is primarily related to the timing of tax refunds in the U.K.

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

We used $47.1 million to fund investing activities during the nine months ended July 31, 2026. The Company used $40.0 million for the purchase of property, plant and equipment and $11.1 million to fund the acquisition of Templant. These amounts were partially offset by $4.0 million in proceeds from the sale of property, plant and equipment.

We used $28.2 million to fund investing activities during the nine months ended July 31, 2025. The Company used $34.2 million for the purchase of property, plant and equipment, which was partially offset by $6.0 million in proceeds from the sale of property, plant and equipment.

Cash flow used in financing activities.

Net cash used in financing activities was $8.1 million for the nine months ended July 31, 2026. Cash used in financing activities included $7.3 million in purchase of treasury stock, which included $6.8 million purchased under the share repurchase program and $0.5 million from the purchase of shares into treasury stock in order to fund the employee tax obligations for certain stock award vesting and stock option exercise activities and $0.8 million for other financing activities.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Consolidated
Net income	$4,931	$3,699	$5,037	$1,056
Interest expense and amortization of deferred financing costs, net of interest income	8,213	8,126	24,504	22,222
Income tax expense	1,961	1,333	2,196	295
Depreciation and amortization	13,196	13,638	39,004	40,422
EBITDA	28,301	26,796	70,741	63,995
Transaction expenses	12	1	338	3
Loss on debt extinguishment	-	-	-	1,392
Stock-based compensation	1,282	526	2,922	1,431
Other income, net	(17)	(228)	(86)	(290)
Other adjustments	835	(252)	927	(180)
Adjusted EBITDA	$30,413	$26,843	$74,842	$66,351

U.S. Concrete Pumping
Net income (loss)	$1,987	$1,625	$(50)	$(3,056)
Interest expense and amortization of deferred financing costs, net of interest income	5,913	5,005	17,447	13,527
Income tax expense (benefit)	757	(133)	165	(1,795)
Depreciation and amortization	8,094	9,145	24,843	27,226
EBITDA	16,751	15,642	42,405	35,902
Transaction expenses	8	2	31	3
Loss on debt extinguishment	-	-	-	862
Stock-based compensation	879	359	1,993	968
Other income, net	(2)	(144)	(8)	(161)
Other adjustments	749	(255)	766	(179)
Adjusted EBITDA	$18,385	$15,604	$45,187	$37,395

U.S. Concrete Waste Management Services
Net income	$2,420	$1,391	$4,986	$2,817
Interest expense and amortization of deferred financing costs, net of interest income	2,296	2,354	7,053	6,495
Income tax expense	1,003	1,029	1,988	1,444
Depreciation and amortization	2,576	2,501	7,470	7,428
EBITDA	8,295	7,275	21,497	18,184
Transaction expenses	4	(1)	16	-
Loss on debt extinguishment	-	-	-	530
Stock-based compensation	403	167	929	463
Other income, net	(8)	(71)	(33)	(86)
Other adjustments	91	1	148	(10)
Adjusted EBITDA	$8,785	$7,371	$22,557	$19,081

U.K. Operations
Net income	$524	$683	$101	$1,295
Interest expense and amortization of deferred financing costs, net of interest income	4	767	5	2,200
Income tax expense	200	437	44	646
Depreciation and amortization	2,526	1,992	6,691	5,768
EBITDA	3,254	3,879	6,841	9,909
Transaction expenses	-	-	291	-
Other income, net	(7)	(13)	(45)	(43)
Other adjustments	(5)	2	11	9
Adjusted EBITDA	$3,242	$3,868	$7,098	$9,875

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the "Critical Accounting Policies and Estimates" section of our Annual Report. No modifications have been made during the nine months ended July 31, 2026 to these policies or estimates except for those noted in Note 2 to the condensed consolidated financial statements included within Item 1 of this report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026 (as such term is defined in Rule 13a-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings.

The information required with respect to this item can be found under "Commitments and Contingencies—Litigation" in Note 16 of the notes to the condensed consolidated financial statements in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report. For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities for the three months ended July 31, 2026. As of July 31, 2026, approximately $11.9 million remained available for repurchase under the share repurchase program. The program was originally approved in June 2022, and the board of directors has since authorized total repurchases of up to $50.0 million, most recently through a $15.0 million increase approved in June 2025. In August 2026, the board also extended the program's expiration date from December 31, 2026 to November 30, 2028.

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

Dated: September 3, 2026